Form 10-K/A
period 2020-12-31
CF Finance Acquisition Corp. III
filed 2021-05-04
CIK 1818644

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

EXPLANATORY NOTE

CF Finance Acquisition Corp. III (the “Company”, “we”, “our” or “us”) is filing this Amendment No. 1 to its Annual Report on Form 10-K (this “Amendment”) to amend and restate certain items of its Annual Report on Form 10-K for the year ended December 31, 2020, originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 15, 2021 (the “Original Filing”).

Restatement Background

On April 12, 2021, the staff of the Securities and Exchange Commission (the “SEC Staff”) issued a public statement entitled “Staff Statement on Accounting and Reporting Considerations for Warrants issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Staff Statement”). In the SEC Staff Statement, the SEC Staff expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities on the SPAC’s balance sheet as opposed to being treated as equity. Since their issuance on November 17, 2020 at the time of the Company’s initial public offering, our warrants were accounted for as equity within our balance sheet, and after discussion and evaluation, we have concluded that our warrants should be presented as liabilities with subsequent fair value remeasurement.

Therefore, the Company, in consultation with the audit committee of the Company’s board of directors (the “Audit Committee”), concluded that its previously issued financial statements for the year ended December 31, 2020 should be restated because of a misapplication in the guidance around accounting for our outstanding warrants to purchase common stock (the “warrants”) should no longer be relied upon.

Historically, the warrants were reflected as a component of equity as opposed to liabilities on the balance sheet and the statement of operations did not include the subsequent non-cash changes in estimated fair value of the warrants, based on our application of Financial Accounting Standards Board (the “FASB”) Accounting Standards Codification (“ASC”) Topic 815-40, Derivatives and Hedging - Contracts in Entity’s Own Equity (“ASC 815-40”). The views expressed in the SEC Staff Statement were not consistent with the Company’s historical interpretation of the specific provisions within its warrant agreements and the Company’s application of ASC 815-40 to the warrant agreement. We reassessed our accounting for the warrants issued on November 17, 2020, in light of the SEC Staff Statement. Based on this reassessment, we determined that the warrants should be classified as liabilities measured at fair value upon issuance, with any subsequent changes in fair value reported in our Statement of Operations each reporting period.

The change in accounting for the warrants did not have any impact on our liquidity, cash flows, revenues or costs of operating our business and the other non-cash adjustments to the previously reported Financial Statements or in any of the periods included in Item 8, Financial Statements and Supplementary Data in this filing. The change in accounting for the warrants does not impact the amounts previously reported for the Company’s cash and cash equivalents, investments held in trust account, operating expenses or total cash flows from operations.

Items Amended

This Amendment presents the Original Filing, amended and restated with modifications as necessary to reflect the restatement. The following items in the Original Filing have been amended: Item 1, Business, Item 1A, Risk Factors, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operation, Item 8, Financial Statements and Supplementary Data, and Item 9A, Controls and Procedures.

In addition, new certifications by the Company’s principal executive officer and principal financial officer are filed as exhibits (in Exhibits 31.1 and 32.2) to this Amendment.

Furthermore, on April 30, 2021, the Company entered into Amendment No. 1 to the Merger Agreement dated February 17, 2021, in connection with which it also entered into Amendment No. 1 to the Sponsor Support Agreement dated February 17, 2021 and amended and restated the Stockholder Support Agreement dated February 17, 2021. Pursuant to Amendment No. 1 to the Sponsor Support Agreement, the sponsor funded the amount needed to extend the Company’s time to consummate its initial business combination from May 17, 2021 to September 17, 2021, and agreed to fund the amount needed to further extend the Company’s time to consummate its initial business combination to January 17, 2022, if necessary. For more information, see Item 1 of Part I hereof and Note 10 of the notes to the financial statements included herein as well as the Current Report on Form 8-K filed by the Company on May 4, 2021.

Except as described above, this Amendment does not amend, update or change any other items or disclosures contained in the Original Filing, and accordingly, this Amendment does not reflect or purport to reflect any information or events occurring after the original filing date or modify or update those disclosures affected by subsequent events. Accordingly, this Amendment should be read in conjunction with the Original Filing and the Company’s other filings with the SEC.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Amendment, including, without limitation, statements under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, or the Exchange Act. These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “may,” “will,” “potential,” “projects,” “predicts,” “continue,” or “should,” or, in each case, their negative or other variations or comparable terminology. There can be no assurance that actual results will not materially differ from expectations. Such statements include, but are not limited to, any statements relating to our ability to consummate any acquisition or other business combination and any other statements that are not statements of current or historical facts. These statements are based on management’s current expectations, but actual results may differ materially due to various factors, including, but not limited to:

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

The forward-looking statements contained in this Amendment are based on our current expectations and beliefs concerning future developments and their potential effects on us. Future developments affecting us may not be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws. For forward-looking statements relating to AEye (as defined below) and the AEye Business Combination, please see the AEye Registration Statement (as defined below) to be filed with the SEC (as defined below).

ii

Unless otherwise stated in this Amendment, or the context otherwise requires, references to:

●	“AEye” are to AEye, Inc., a Delaware corporation;

●	“AEye Business Combination” are to the transactions contemplated by the Merger Agreement (as defined below);

●	“AEye Registration Statement” are to the Company’s Registration Statement on Form S-4 to be filed with the SEC (as defined below) in relation to the AEye Business Combination;

●	“Amendment” are to Amendment No. 1 to the Annual Report on Form 10-K of the Company for the fiscal year ended December 31, 2020;

●	“board of directors” or “board” are to the board of directors of the Company;

●	“Cantor” are to Cantor Fitzgerald, L.P., a Delaware limited partnership, an affiliate of us, the sponsor and CF&Co.;

●	“CF&Co.” are to Cantor Fitzgerald & Co., the representative of the underwriters in the initial public offering;

●	“Charter” are to the Company’s amended and restated certificate of incorporation filed with the Secretary of State of the State of Delaware on November 12, 2020;

●	“Class A common stock” are to our Class A common stock, par value $0.0001 per share;

●	“Class B common stock” are to our Class B common stock, par value $0.0001 per share;

●	“common stock” are to our Class A common stock and our Class B common stock, collectively;

●	“Continental” are to Continental Stock Transfer & Trust Company, trustee of our trust account (as defined below) and warrant agent of our public warrants (as defined below);

●	“founder shares” are to shares of our Class B common stock initially purchased by the sponsor in a private placement prior to the initial public offering, and the shares of our Class A common stock issued upon the conversion thereof as provided herein;

●	“DGCL” are to the Delaware General Corporation Law;

●	“DWAC System” are to the Depository Trust Company’s Deposit/Withdrawal At Custodian System;

●	“Exchange Act” are to the Securities Exchange Act of 1934, as amended;

●	“FINRA” are to the Financial Industry Regulatory Authority;

●	“initial business combination” are to a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses;

●	“initial public offering” are to the Company’s initial public offering that consummated on November 17, 2020;

●	“initial stockholders” are to the sponsor and any other holders of our founder shares prior to the initial public offering (or their permitted transferees);

●	“Investment Company Act” are to the Investment Company Act of 1940, as amended;

●	“JOBS Act” are to the Jumpstart Our Business Startups Act of 2012;

●	“management” or our “management team” are to our officers;

●	“Merger Agreement,” are to the Agreement and Plan of Merger, dated as of February 17, 2021, as it may be amended from time to time, by and among the Company, AEye and Merger Sub (as defined below);

●	“Merger Sub,” are to Meliora Merger Sub, Inc., a Delaware corporation and a wholly-owned direct subsidiary of the Company;

●	“Nasdaq” are to the Nasdaq Stock Market;

iii

●	“PCOAB” are to the Public Company Accounting Oversight Board (United States);

●	“private placement shares” are to the shares of Class A common stock sold as part of the private placement units;

●	“private placement units” are to the units issued to the sponsor in a private placement simultaneously with the closing of the initial public offering, which private placement units are identical to the units sold in the initial public offering, subject to certain limited exceptions as described in this Amendment;

●	“private placement warrants” are to the warrants sold as part of the private placement units;

●	“public shares” are to shares of our Class A common, par value $0.0001 per share, sold as part of the units in the initial public offering (whether they were purchased in the initial public offering or thereafter in the open market);

●	“public stockholders” are to the holders of our public shares;

●	“public warrants” are to our redeemable warrants sold as part of the units in the initial public offering (whether they were purchased in the initial public offering or thereafter in the open market);

●	“Registration Statement” are to the Form S-1 filed with the SEC on October 7, 2020, as amended;

●	“Sarbanes-Oxley Act” are to the Sarbanes-Oxley Act of 2002;

●	“SEC” are to the U.S. Securities and Exchange Commission;

●	“Securities Act” are to the Securities Act of 1933, as amended;

●	“specified future issuance” are to an issuance of a class of equity or equity-linked securities to specified purchasers, which may include affiliates of Cantor, that we may determine to make in connection with financing our initial business combination, to the extent permitted under applicable regulatory and contractual requirements related to those funds and accounts;

●	“sponsor” are to CF Finance Holdings III, LLC, a Delaware limited liability company which is 100% owned by Cantor;

●	“trust account” are to the trust account in which an amount of $230,000,000 ($10.00 per unit) from the net proceeds of the sale of the units in the initial public offering and private placement units was placed following the closing of the initial public offering;

●	“units” are to the units sold in our initial public offering, which consist of one public share and one-third of one public warrant;

●	“U.S. GAAP” are to the accounting principles generally accepted in the United States of America;

●	“warrants” are to our redeemable warrants, which includes the public warrants as well as the private placement warrants to the extent they are no longer held by the initial holders of the private placement warrants or their permitted transferees;

●	“we,” “us,” “Company” or “our Company” are to CF Finance Acquisition Corp. III; and

●	“Withum” are to WithumSmith+Brown, PC, our independent registered public accounting firm.

iv

PART I

Item 1.	Business.

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

Pursuant to the Merger Agreement, the “Price Per AEye Share” was to be obtained by dividing (x) $1.9 billion (together with the aggregate exercise price of any outstanding options or warrants being assumed by the Company), by (y) the number of outstanding shares of capital stock of AEye (calculated on a fully-diluted basis in accordance with the Merger Agreement). The Price Per AEye Share was amended pursuant to Amendment No. 1 to the Merger Agreement, as further described below.

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

Contemporaneously with the execution of the Merger Agreement, the Company and certain AEye stockholders entered into a Stockholder Support Agreement (the “Stockholder Support Agreement”), pursuant to which, among other things, certain AEye stockholders agreed (i) not to transfer, and to vote their shares of AEye capital stock in favor of the Merger Agreement (including by execution of a written consent), the Merger and the other Transactions, (ii) to consent to the termination of certain stockholder agreements with AEye, effective at Closing, and (iii) release the sponsor, the Company, AEye and its subsidiaries from pre-Closing claims relating to their capacity as stockholders, subject to customary exceptions. On April 30, 2021, the Stockholder Support Agreement was amended and restated as further described below.

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

On April 30, 2021, the Company entered into Amendment No. 1 to the Merger Agreement (the “Merger Amendment”), pursuant to which the numerator used to calculate the “Price Per AEye Share” was decreased from $1.9 billion to $1.52 billion (in each case, together with the aggregate exercise price of any outstanding options or warrants being assumed by the Company).

Concurrently with the execution of the Merger Amendment, the Company entered into Amendment No. 1 to the Sponsor Support Agreement, pursuant to which the sponsor funded the amount needed to extend the Company’s time to consummate its initial business combination from May 17, 2021 to September 17, 2021, and agreed to fund the amount needed to further extend the Company’s time to consummate its initial business combination to January 17, 2022, if necessary. In addition, concurrently with the execution of the Merger Agreement, the Company entered in an Amended and Restated Stockholder Support Agreement which reaffirmed the applicable AEye stockholders’ obligations under the Stockholder Support Agreement and the Lock-Up Agreements entered into by such stockholders, including, among other things, the agreement (i) not to transfer, and to vote their shares of AEye capital stock in favor of the Merger Agreement (including by execution of a written consent), the Merger and the other transactions contemplated by the Merger Agreement, (ii) to consent to the termination of certain stockholder agreements with AEye, effective at closing of the Merger, and (iii) release the sponsor, the Company, AEye and its subsidiaries from pre-closing claims relating to their capacity as stockholders, subject to customary exceptions. The AEye stockholders party to the Amended and Restated Stockholder Support Agreement collectively have a sufficient number of votes to approve the Merger.

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

These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular initial business combination may be based, to the extent relevant, on these general guidelines as well as other considerations, factors and criteria that our management may deem relevant. In the event that we decide to enter into our initial business combination with a target business that only meets some but not all of the above criteria and guidelines, we will disclose that the target business does not meet all of the above criteria in our stockholder communications related to our initial business combination, which, as discussed in this Amendment, would be in the form of proxy solicitation materials or tender offer documents that we would file with the SEC

Initial Business Combination

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

Redemption of Public Shares and Liquidation if no Initial Business Combination

The Charter provides that we will have until May 17, 2021 (or up to September 17, 2022 at the sponsor’s option to extend the period of time to consummate a business combination up to four times, each by an additional four months as described herein). If we are unable to complete our initial business combination within the allotted time period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay our taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to complete our initial business combination within 6 months from the closing of our initial public offering or prior to the expiration of the applicable four-month extension period as described elsewhere in this Amendment.

The sponsor and our officers and directors have entered into a letter agreement with us, pursuant to which they have waived their rights to liquidating distributions from the trust account with respect to any founder shares or private placement shares held by them if we fail to complete our initial business combination by May 17, 2021 or prior to the expiration of the applicable four-month extension period as described elsewhere in this Amendment. However, if the sponsor or our officers or directors acquire public shares in or after our initial public offering, they will be entitled to liquidating distributions from the trust account with respect to such public shares if we fail to complete our initial business combination by May 17, 2021 or prior to the expiration of the applicable four-month extension period as described elsewhere in this Amendment.

The sponsor and our officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to the Charter (i) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by May 17, 2021 or prior to the expiration of the applicable four-month extension period as described elsewhere in this Amendement or (ii) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity, unless we provide our public stockholders with the opportunity to redeem their shares of Class A common stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay our taxes divided by the number of then outstanding public shares. However, we may only redeem our public shares so long as our net tangible assets are at least $5,000,001 either immediately prior to or upon consummation of our initial business combination and after payment of underwriters’ fees and commissions (so that we are not subject to the SEC’s “penny stock” rules). If this optional redemption right is exercised with respect to an excessive number of public shares such that we cannot satisfy the net tangible asset requirement (described above), we would not proceed with the amendment or the related redemption of our public shares at such time.

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

Under the DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination within 6 months from the closing of our initial public offering or prior to the expiration of the applicable four-month extension period as described elsewhere in this Amendment may be considered a liquidating distribution under Delaware law. If the corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution.

Furthermore, if the pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination within 6 months from the closing of our initial public offering or prior to the expiration of the applicable four-month extension period as described elsewhere in this Amendment, is not considered a liquidating distribution under Delaware law and such redemption distribution is deemed to be unlawful (potentially due to the imposition of legal proceedings that a party may bring or due to other circumstances that are currently unknown), then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidating distribution. If we are unable to complete our initial business combination within 6 months from the closing of our initial public offering or prior to the expiration of the applicable four-month extension period as described elsewhere in this Amendment, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay our taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. Accordingly, it is our intention to redeem our public shares as soon as reasonably possible following May 17, 2021 or prior to the expiration of the applicable four-month extension period as described elsewhere in this Amendment and, therefore, we do not intend to comply with those procedures. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of such date.

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

Our public stockholders will be entitled to receive funds from the trust account only upon the earlier to occur of: (i) the completion of our initial business combination, (ii) the redemption of any public shares properly tendered in connection with a stockholder vote to amend any provisions of the Charter (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by the deadline for consummating such transaction as described elsewhere in this Amendment or (B) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity, and (iii) the redemption of all of our public shares if we are unable to complete our business combination by May 17, 2021 or prior to the expiration of the applicable four-month extension period as described elsewhere in this Amendment, subject to applicable law. In no other circumstances will a stockholder have any right or interest of any kind to or in the trust account. In the event we seek stockholder approval in connection with our initial business combination, a stockholder’s voting in connection with the initial business combination alone will not result in such stockholder’s redemption of its shares for an applicable pro rata share of the trust account. Such stockholder must have also exercised its redemption rights as described above. These provisions of the Charter, like all provisions of the Charter, may be amended with a stockholder vote.

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

As a smaller reporting company, we are not required to include risk factors in this Amendment. However, below is list of material risks, uncertainties and other factors that could have a material effect on the Company and its operations:

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

●

our warrants are being accounted for as a warrant liability and are being recorded at fair value upon issuance with changes in fair value each period reported in earnings, which may have an adverse effect on the market price of our securities;

●	trust account funds may not be protected against third party claims or bankruptcy;

●	we have identified a material weakness in our internal control over financial reporting;

●	an active market for our public securities’ may not develop and you will have limited liquidity and trading; and

●	our financial performance following a business combination with an entity may be negatively affected by their lack an established record of revenue, cash flows and experienced management.

In addition, we may be subject to the following risks in connection with the restatement of our financial statements for the year ended December 31, 2020:

Risks Relating to Restatement of Our Previously Issued Financial Statements

Our warrants are accounted for as liabilities and the changes in value of our warrants could have a material effect on our financial results.

On April 12, 2021, the SEC Staff issued the SEC Staff Statement, wherein the SEC Staff expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities on the SPAC’s balance sheet as opposed to being treated as equity. Specifically, the SEC Staff Statement focused on certain settlement terms and provisions related to certain tender offers following a business combination, which terms are similar to those contained in the warrant agreement governing our warrants. As a result of the SEC Staff Statement, we reevaluated the accounting treatment of our warrants, and pursuant to the guidance in ASC 815, Derivatives and Hedging (“ASC 815”), determined the warrants should be classified as derivative liabilities measured at fair value on our balance sheet, with any changes in fair value to be reported each period in earnings on our statement of operations.

As a result of the recurring fair value measurement, our financial statements may fluctuate quarterly, based on factors, which are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash gains or losses on our warrants each reporting period and that the amount of such gains or losses could be material.

We have identified a material weakness in our internal control over financial reporting as of December 31, 2020. If we are unable to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

Following the issuance of the SEC Staff Statement, our management and our audit committee concluded that, in light of the SEC Staff Statement, it was appropriate to restate our previously issued financial statements as of and for the year ended December 31, 2020 (the “Restatement”). In connection with the foregoing development and as a result of the Restatement, we identified a material weakness in our internal controls over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented, or detected and corrected on a timely basis.

Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. We continue to evaluate steps to remediate the material weakness. These remediation measures may be time consuming and costly and there is no assurance that these initiatives will ultimately have the intended effects.

If we identify any new material weaknesses in the future, any such newly identified material weakness could limit our ability to prevent or detect a misstatement of our accounts or disclosures that could result in a material misstatement of our annual or interim financial statements. In such case, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in our financial reporting and our stock price may decline as a result. We cannot assure you that the measures we have taken to date, or any measures we may take in the future, will be sufficient to avoid potential future material weaknesses.

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

References to “we”, “us”, “our” or the “Company” are to CF Finance Acquisition Corp. III, except where the context requires otherwise. The following discussion should be read in conjunction with our financial statements and related notes thereto included elsewhere in this Amendment.

Cautionary Note Regarding Forward-Looking Statements

This Amendment includes forward-looking statements within the meaning of Section 27A of the Securities Act, and Section 21E of the Exchange Act. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other SEC filings.

Restatement

In the SEC Staff Statement, the SEC Staff expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities on the SPAC’s balance sheet as opposed to equity. Since issuance on November 17, 2020, our warrants were accounted for as equity within our balance sheet, and after discussion and evaluation, including with our independent auditors, we have concluded that our warrants should be presented as liabilities with subsequent fair value remeasurement.

Therefore, the Company, in consultation with its Audit Committee, concluded that its previously issued financial statements for the year ended December 31, 2020 should be restated because of a misapplication in the guidance around accounting for the warrants and should no longer be relied upon.

Historically, the warrants were reflected as a component of equity as opposed to liabilities on the balance sheets and the statements of operations did not include the subsequent non-cash changes in estimated fair value of the warrants, based on our application of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 815-40, Derivatives and Hedging, Contracts in Entity’s Own Equity (“ASC 815-40). The views expressed in the SEC Staff Statement were not consistent with the Company’s historical interpretation of the specific provisions within its warrant agreement and the Company’s application of ASC 815-40 to the warrant agreement. We reassessed our accounting for warrants issued on November 17, 2020, in light of the SEC Staff’s published views. Based on this reassessment, we determined that the warrants should be classified as liabilities measured at fair value upon issuance, with subsequent changes in fair value reported in our statement of operations each reporting period. Accordingly, this Amendment restates our financial statements as of, and for the year ended December 31, 2020.

The restatement is more fully described in Note 2 of the notes to the financial statements included herein.

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

Based on the foregoing, management believes that we will have sufficient working capital and borrowing capacity from the sponsor to meet our needs through the earlier of the consummation of an initial business combination or one year from the date of this Amendment. Over this time period, we will be using these funds for paying existing accounts payable, identifying and evaluating prospective target businesses, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the initial business combination. It is the current intention of the sponsor to exercise, at a minimum, two four month extensions should an initial business combination not occur, as noted above, such that the life of the Company will be at least one year and one day from the issuance of the Amendment.

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

In addition, we recognize non-cash losses related to changes in recurring fair value measurement of our warrant liability at each reporting period.

For the year ended December 31, 2020, we incurred a net loss of approximately $2,883,000, which consisted of changes in fair value of warrant liability of approximately $2,730,000, $116,000 in general and administrative expenses, $14,000 in administrative expenses paid to the sponsor and approximately $24,000 of franchise tax expense, which was partially offset by an approximately $800 interest income on investments held in the trust account.

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

Warrant Liability

We account for our outstanding public warrants and private placement warrants in accordance with ASC 815-40, under which the warrants do not meet the criteria for equity classification and must be recorded as liabilities. As both the public and private placement warrants meet the definition of a derivative under ASC 815, they are measured at fair value at inception and at each reporting date in accordance with the guidance in ASC 820, Fair Value Measurement (“ASC 820”), with any subsequent changes in fair value recognized in the statement of operations in the period of change.

Class A Common Stock Subject to Possible Redemption

We account for our Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Shares of conditionally redeemable Class A common stock (including Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, shares of Class A common stock are classified as stockholders’ equity. Our Class A common stock features certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, as of December 31, 2020, 21,325,774 shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ equity section of our balance sheet.

Net Income (Loss) Per Common Share

We comply with accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share.” Net income per common share is computed by dividing net income (loss) applicable to common stockholders by the weighted average number of shares of common stock outstanding for the period. We have not considered the effect of the warrants sold in the initial public offering and the concurrent private placement to purchase an aggregate of 7,833,332 shares of Class A common stock in the calculation of diluted earnings per share, since their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted earnings per common share is the same as basic earnings per common share for the period.

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

Reference is made to pages F-1 through F-19 comprising a portion of this Amendment, which are incorporated herein by reference.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer (together, the “Certifying Officers”), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. In connection with this Amendment, and in light of the restatement of our financial statements for the year ended December 31, 2020, our Certifying Officers reevaluated and concluded that our disclosure controls and procedures were not effective, due solely to the material weakness in our internal control over financial reporting described below in “Changes in Internal Control Over Financial Reporting”. In light of this material weakness, we performed additional analyses as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Amendment present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

Management’s Report on Internal Controls over Financial Reporting

This Amendment does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by the rules of the SEC for newly public companies.

Restatement of Previously Issued Financial Statements

On May 4, 2021, we revised our prior position on accounting for warrants and restated our financial statements to reclassify the Company’s warrants as described in the Explanatory Note to this Amendment. However, the non-cash adjustments to the financial statements do not impact the amounts previously reported for our cash and cash equivalents, total assets, revenue or cash flows.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, as the circumstances that led to the restatement of our financial statements described in this Amendment had not yet been identified. Due solely to the events that led to our restatement of our financial statements, management has identified a material weakness in internal controls related to the accounting for warrants issued in connection with our initial public offering, as described in Note 2 to the Notes to Financial Statements entitled “Restatement of Previously Issued Financial Statements.”

While we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance our system of evaluating and implementing the accounting standards that apply to our financial statements, including through enhanced analyses by our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

As of the date of this Amendment, our directors and officers are as follows:

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

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. The following table does not reflect record or beneficial ownership of the private placement warrants as these warrants are not exercisable within 60 days of the date of this Amendment.

	Class A Common Stock		Class B Common Stock		Approximate
Name and Address of Beneficial Owner (1)	Number of Shares Beneficially Owned	Approximate Percentage of Class	Number of Shares Beneficially Owned(2)	Approximate Percentage of Class	Percentage of Outstanding Common Stock
CF Finance Holdings III, LLC(2)(3)	500,000	2.1%	5,710,000	99.3%	21.2%
Howard W. Lutnick(2)(3)	500,000	2.1%	5,710,000	99.3%	21.2%
Anshu Jain	—	—	—	—	—
Alice Chan	—	—	—	—	—
Robert G. Sharp	—	—	20,000	*	*
Robert J. Hochberg	—	—	20,000	*	*
All officers and directors as a group (5 individuals)	500,000	2.1%	5,750,000	99.3%	21.4%
Kepos Capital LP(4)	1,550,000	6.4%	—	—	5.3%
HGC Investment Management Inc.(5)	1,501,000	6.4%	—	—	5.3%
Polar Asset Management Partners Inc.(6)	1,500,000	6.4%	—	—	5.3%
BlueCrest Capital Management Limited (7)	1,500,000	6.4%	—	—	5.3%
Highbridge Capital Management, LLC(8)	1,300,000	5.5%	—	—	4.4%
Weiss Asset Management LP(9)	1,209,253	5.1%	—	—	4.1%

*	less than 1%

(1)	Unless otherwise noted, the business address of each of the following entities or individuals is c/o CF Finance Acquisition Corp. III, 110 East 59th Street, New York, NY 10022.

(2)	Interests shown consist of founder shares, classified as shares of Class B common stock, which shares are convertible into shares of Class A common stock on a one-for-one basis, subject to adjustment, as described in Exhibit 4.5 “Description of Registered Securities,” and with respect to the interests held after the initial public offering, and 500,000 shares of Class A common stock underling the private placement units.

(3)	The sponsor is the record holder of such shares. Cantor is the sole member of the sponsor. CFGM is the managing general partner of Cantor. Mr. Lutnick, our Chairman and Chief Executive Officer, is the trustee of CFGM’s sole stockholder. As such, each of Cantor, CFGM and Mr. Lutnick may be deemed to have beneficial ownership of the common stock held directly by the sponsor. Each such entity or person disclaims any beneficial ownership of the reported shares other than to the extent of any pecuniary interest they may have therein, directly or indirectly.

(4)	According to the Schedule 13G filed with the SEC on February 4, 2021 by Kepos Capital LP (the “Investment Manager”), a Delaware limited partnership, and the investment adviser to certain funds and accounts (the “Kepos Funds”), with respect to the shares of Class A common stock directly held by the Kepos Funds and (ii) Mr. Mark Carhart (the “Mr. Carhart”, together with the Investment Manager, the “Reporting Persons”), the managing member of Kepos Capital GP LLC, the general partner of the Investment Manager, with respect to the shares of Class A common stock directly held by the Kepos Funds. 11 Times Square, The principal business address of the Reporting Persons is 35th Floor, New York, New York 10036.

(5)	According to the Schedule 13G filed with the SEC on February 16, 2021 by HGC Investment Management Inc., a company incorporated under the laws of Canada (the “Reporting Person”), which serves as the investment manager to HGC Arbitrage Fund LP, an Ontario limited partnership (the “Fund”), with respect to the share of the Company’s Class A common stock held by the Reporting Person on behalf of the Fund. The Reporting Person is an investment fund manager, portfolio manager, exempt market dealer and commodity trading manager registered with the Ontario Securities Commission and disclaims beneficial ownership of the shares reported therein. The principal business address of the Reporting Person is 366 Adelaide, Suite 601, Toronto, Ontario M5V 1R9, Canada.

(6)	According to the Schedule 13G filed with the SEC on February 8, 2021, by Polar Asset Management Partners Inc., a company incorporated under the laws of Ontario, Canada (the “Reporting Person”), which serves as the investment advisor to Polar Multi-Strategy Master Fund, a Cayman Islands exempted company (“PMSMF”) with respect to the shares of the Company’s Class A common stock directly held by PMSMF. The Reporting Person is an investment fund manager, portfolio manager, exempt market dealer and commodity trading manager registered with the Ontario Securities Commission. The principal business address of the Reporting Person is 401 Bay Street, Suite 1900, PO Box 19, Toronto, Ontario M5H 2Y4, Canada.

(7)	According to the Schedule 13G filed with the SEC on November 23, 2020, by (i) BlueCrest Capital Management Limited (the “Investment Manager”), which serves as investment manager to Millais Limited, a Cayman Islands exempted company (the “Fund”) and (ii) Michael Platt, a citizen of the United Kingdom (“Mr. Platt”, together with Investment Manager, the “Reporting Persons”), who serves as principal, director, and control person of the Investment Manager, with respect to the shares of the Company’s Class A common held for the account of the Fund. Millais USA LLC acts as sub-investment manager of the Fund, and reports to the Investment Manager.The principal business address of the Reporting Persons is Ground Floor, Harbour Reach, La Rue de Carteret, St Helier, Jersey, Channel Islands, JE2 4HR.

(8)	According to the Schedule 13G filed with the SEC on November 27, 2020, as amended February 11, 2021 by Highbridge Capital Management, LLC (“Highbridge”) and Highbridge Tactical Credit Master Fund, L.P. (the “Highbridge Master Fund”, together with Highbridge, the “Reporting Persons”). Highbridge, as the trading manager of Highbridge Master Fund, may have been deemed to be the beneficial owner of the shares of the Company’s Class A common stock held by Highbridge Master Fund. Highbridge Master Fund may have been deemed to be the beneficial owner of the shares of Class A common stock held by it. The principal business address of the Reporting Persons is 277 Park Avenue, 23rd Floor, New York, New York 10172.

(9)	According to the Schedule 13G filed with the SEC on February 12, 2021 (i) by Weiss Asset Management LP, a Delaware limited partnership (“Weiss Asset Management”, (ii) WAM GP LLC, a Delaware limited liability company (“WAM GP”) and (iii) Andrew M. Weiss, Ph.D., a United States citizen (“Andrew Weiss”, together with Weiss Asset Management and WAM GP, the “Reporting Persons”). Weiss Asset Management is the sole investment manager to a private investment partnership (the “Partnership”) and a private investment fund (“Fund”). WAM GP is the sole general partner of Weiss Asset Management. Andrew Weiss is the managing member of WAM GP. Each of the Reporting Persons disclaims beneficial ownership of the shares reported therein as beneficially owned by each except to the extent of their respective pecuniary interest therein. The principal business address of the Reporting Persons is 222 Berkeley St., 16th floor, Boston, Massachusetts 02116.

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

PART IV

Item 15.	Exhibits, Financial Statements and Financial Statement Schedules

(a)	The following documents are filed as part of this Amendment:

(1)	Financial Statements

(2)	Financial Statements Schedule

All financial statement schedules are omitted because they are not applicable or the amounts are immaterial and not required, or the required information is presented in the financial statements and notes beginning on F-1 on this Amendment.

(3)	Exhibits

We hereby file as part of this Amendment the exhibits listed in the attached Exhibit Index. Exhibits which are incorporated herein by reference can be accessed on the SEC website at www.sec.gov.

Item 16.	Form 10-K Summary

Not applicable.

CF FINANCE ACQUISITION CORP. III

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of

CF Finance Acquisition Corp. III

Opinion on the Financial Statements

We have audited the accompanying balance sheet of CF Finance Acquisition Corp. III (the “Company”) as of December 31, 2020 and 2019, the related statements of operations, changes in stockholders’ equity and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Restatement of Financial Statements

As discussed in Note 2 to the financial statements, the Securities and Exchange Commission issued a public statement entitled Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”) (the “Public Statement”) on April 12, 2021, which discusses the accounting for certain warrants as liabilities. The Company previously accounted for its warrants as equity instruments. Management evaluated its warrants against the Public Statement, and determined that the warrants should be accounted for as liabilities. Accordingly, the 2020 financial statements have been restated to correct the accounting and related disclosure for the warrants.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ WithumSmith+Brown, PC

We have served as the Company's auditor since 2020.

New York, New York

May 4, 2021

CF FINANCE ACQUISITION CORP. III

BALANCE SHEETS

	December 31,
	2020	2019
Assets:	(restated)
Current assets:
Cash	$1,250	$25,000
Prepaid expenses	437,500	-
Total current assets	438,750	25,000
Other assets	364,583	-
Cash equivalents held in Trust Account	230,000,819	-
Total Assets	$230,804,152	$25,000

Liabilities and Stockholders’ Equity:
Current liabilities:
Accrued expenses	$28,099	$98
Payables to related party	4,295	2,351
Sponsor loan - promissory notes	427,612	-
Franchise tax payable	24,615	-
Income tax payable	26	-
Total current liabilities	484,647	2,449
Warrant liability	12,061,764	-
Total liabilities	12,546,411	2,449

Commitments and Contingencies
Class A common stock, 21,325,774 and -0- shares subject to possible redemption at $10.00 per share as of December 31, 2020 and 2019, respectively	213,257,740	-

Stockholders’ Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Class A common stock, $0.0001 par value; 200,000,000 shares authorized; 2,174,226 and -0- shares issued and outstanding (excluding 21,325,774 and -0- shares subject to possible redemption) as of December 31, 2020 and 2019, respectively	217	-
Class B common stock, $0.0001 par value; 30,000,000 shares authorized; 5,750,000 shares issued and outstanding as of December 31, 2020 and 2019	575	575	(1)
Additional paid-in capital	7,884,457	24,425
Accumulated deficit	(2,885,248)	(2,449)
Total Stockholders’ Equity	5,000,001	22,551
Total Liabilities and Stockholders’ Equity	$230,804,152	$25,000

(1)	This number has been retroactively restated to reflect the recapitalization of the Company in the form of a 2.5-for-1 stock split and subsequent return to the Company, which resulted in cancellation of 8,625,000 Founder Shares (see Note 6).

The accompanying notes are an integral part of these financial statements.

CF FINANCE ACQUISITION CORP. III

STATEMENTS OF OPERATIONS

	For the Year Ended December 31,
	2020	2019
	(restated)
General and administrative costs	$115,204	$98
Administrative expenses - related party	14,333	-
Franchise tax expense	24,165	450
Loss from operations	(153,702)	(548)
Interest income on investments held in Trust Account	819	-
Change in fair value of warrant liability	(2,729,916)	-
Loss before income tax expense	(2,882,799)	(548)
Net loss	$(2,882,799)	$(548)

Weighted average number of common shares outstanding:
Class A - Public shares	23,000,000	-
Class A - Private placement	500,000	-
Class B - Common stock	5,090,659	5,000,000 (1)
Basic and diluted net income (loss) per share:
Class A - Public shares	$0.00	$-
Class A - Private placement	$(0.52)	$-
Class B - Common stock	$(0.52)	$(0.00)

(1)	Excludes an aggregate of up to 750,000 shares subject to forfeiture if the over-allotment option is not exercised in full by the underwriter. This number has been retroactively restated to reflect the recapitalization of the Company in the form of a 2.5-for-1 stock split and subsequent return to the Company, which resulted in cancellation of 8,625,000 Founder Shares (see Note 6).

The accompanying notes are an integral part of these financial statements.

CF FINANCE ACQUISITION CORP. III

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	For the years ended December 31, 2020 (restated) and 2019
	Common Stock					Additional		Total
	Class A		Class B			Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares		Amount	Capital	Deficit	Equity
Balance - December 31, 2018	-	$-	5,750,000	(1)	$575	$24,425	$(1,901)	$23,099
Net loss	-	-	-		-	-	(548)	(548)
Balance - December 31, 2019	-	$-	5,750,000	(1)	$575	$24,425	$(2,449)	$22,551
Sale of Class A common stock in initial public offering	23,000,000	2,300	-		-	220,864,401	-	220,866,701
Sale of private placement Class A common stock to Sponsor in private placement	500,000	50	-		-	4,801,401	-	4,801,451
Offering costs	-	-	-		-	(4,550,163)	-	(4,550,163)
Class A common stock subject to possible redemption	(21,325,774)	(2,133)	-		-	(213,255,607)	-	(213,257,740)
Net loss	-	-	-		-	-	(2,882,799)	(2,882,799)
Balance - December 31, 2020	2,174,226	$217	5,750,000		$575	$7,884,457	$(2,885,248)	$5,000,001

(1)	This number has been retroactively restated to reflect the recapitalization of the Company in the form of a 2.5-for-1 stock split and subsequent return to the Company, which resulted in cancellation of 8,625,000 Founder Shares (see Note 6).

The accompanying notes are an integral part of these financial statements.

CF FINANCE ACQUISITION CORP. III

STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2020	2019
	(restated)
Cash Flows from Operating Activities:
Net loss	$(2,882,799)	$(548)
Adjustments to reconcile net loss to net cash provided by operating activities:
General and administrative expenses paid by related party	101,060	1,001
Interest income on investments held in Trust Account	(819)	-
Change in fair value of warrant liability	2,729,916	-
Changes in operating assets and liabilities:
Accrued expenses	28,001	(453)
Franchise tax payable	24,615	-
Income tax payable	26	-
Net cash provided by operating activities	-	-

Cash Flows from Investing Activities:
Cash deposited in Trust Account	(230,000,000)	-
Net cash used in investing activities	(230,000,000)	-

Cash Flows from Financing Activities:
Proceeds from note payable to related party	427,612	-
Deferred offering costs paid by related party	139,870	-
Repayment of note payable to related party	(1,041,069)	-
Proceeds from collection of stock subscription receivable from stockholder	-	25,000
Proceeds received from initial public offering	230,000,000	-
Proceeds received from private placement	5,000,000	-
Offering costs paid	(4,550,163)	-
Net cash provided by financing activities	229,976,250	25,000

Net change in cash	(23,750)	25,000
Cash - beginning of the period	25,000	-
Cash - end of the period	$1,250	$25,000

Supplemental disclosure of noncash activities:
Offering costs included in note payable	$139,870	$-
General and administrative expenses paid by related party	$1,043,013	$-
Initial classification of warrant liability	$9,331,848	$-
Change in Class A common stock subject to possible redemption	$213,257,740	$-

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

As of December 31, 2020, the Company had not yet commenced operations. All activity through December 31, 2020 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”) described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company has generated non-operating income in the form of interest income on U.S. Treasury Securities and cash equivalents from the proceeds derived from the Initial Public Offering, and recognized changes in the fair value of warrant liability as other income (expense).

The Company’s sponsor is CF Finance Holdings III, LLC (the “Sponsor”). The registration statement for the Initial Public Offering was declared effective on November 12, 2020. On November 17, 2020, the Company consummated the Initial Public Offering of 23,000,000 units (each, a “Unit” and with respect to the shares of Class A common stock included in the Units sold, the “Public Shares”), including 3,000,000 Units sold upon the exercise of the underwriters’ overallotment option in full, at a purchase price of $10.00 per Unit, generating gross proceeds of $230,000,000, which is described in Note 4. Each Unit consists of one share of Class A common stock and one-third of one redeemable warrant. Each whole warrant entitles the holder to purchase one share of Class A common stock at a price of $11.50. Each warrant will become exercisable on the later of 30 days after the completion of the Business Combination or 12 months from the closing of the Initial Public Offering and will expire 5 years after the completion of the Business Combination, or earlier upon redemption or liquidation.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 500,000 units (the “Private Placement Units”) at a price of $10.00 per Private Placement Unit to the Sponsor in a private placement, generating gross proceeds of $5,000,000, which is described in Note 5.

The proceeds of the Private Placement Units were deposited into the Trust Account (as defined below) and will be used to fund the redemption of the Public Shares subject to the requirements of applicable law (see Note 5).

Offering costs amounted to approximately $4,600,000, consisting of $4,100,000 of underwriting fees and approximately $500,000 of other costs.

Following the closing of the Initial Public Offering and sale of Private Placement Units on November 17, 2020, an amount of $230,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Placement Units (see Note 5) was placed in a trust account (“Trust Account”) located in the United States at UMB Bank, N.A., with Continental Stock Transfer & Trust Company acting as trustee, which may be invested only in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of paragraphs (d)(2), (d)(3) and (d)(4) of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account, as described below.

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

The Company will provide the holders of the Public Shares (the “public stockholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The public stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially $10.00 per Public Share). The per share amount to be distributed to public stockholders who redeem the Public Shares will not be reduced by the Marketing Fee (as defined below in Note 5). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants. The Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 either immediately prior to or upon such consummation of a Business Combination and a majority of the shares voted are voted in favor of the Business Combination. If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other legal reasons, the Company will, pursuant to its amended and restated certificate of incorporation (as may be amended, the “Amended and Restated Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the Business Combination is required by law, or the Company decides to obtain stockholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each public stockholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed Business Combination. If the Company seeks stockholder approval in connection with a Business Combination, the initial stockholders (as defined below) have agreed to vote their Founder Shares (as defined below in Note 5), their shares underlying the Private Placement Units and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination. In addition, the initial stockholders have agreed to waive their redemption rights with respect to their Founder Shares and any Public Shares held by the initial stockholders in connection with the completion of a Business Combination.

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

The Company’s liquidity needs through December 31, 2020 have been satisfied through a contribution of $25,000 from the Sponsor in exchange for the issuance of the Founder Shares, the loan of approximately $140,000 from the Sponsor pursuant to a promissory note (the “Pre-IPO Note”) (see Note 5), the proceeds from the sale of the Private Placement Units not held in the Trust Account, and the Sponsor Loan (as defined below). The Company fully repaid the Pre-IPO Note upon completion of the Initial Public Offering. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor has committed up to $1,750,000 to be provided to the Company to fund the Company’s expenses relating to investigating and selecting a target business and other working capital requirements after the Initial Public Offering and prior to the Company’s initial Business Combination (the “Sponsor Loan”). If the Sponsor Loan is insufficient, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors intend, but are not obligated to, provide the Company Working Capital Loans (as defined in Note 5). As of December 31, 2020, there was approximately $428,000 outstanding under the Sponsor Loan.

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

As described in Note 2—Restatement of Previously Issued Financial Statements, the Company’s financial statements for the year ended December 31, 2020 are restated in this Annual Report on Form 10-K/A (Amendment No. 1) to correct the misapplication of accounting guidance related to the Company’s warrants in the Company’s previously issued financial statements for such periods. The restated financial statements are indicated as “Restated” in the financial statements and accompanying notes, as applicable. See Note 2—Restatement of Previously Issued Financial Statements for further discussion.

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

Note 2—Restatement of Previously Issued Financial Statements

On April 12, 2021, the staff of the Securities and Exchange Commission (the “SEC Staff”) issued a public statement entitled “Staff Statement on Accounting and Reporting Considerations for Warrants issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Staff Statement”). In the SEC Staff Statement, the SEC Staff expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities on the SPAC’s balance sheet as opposed to being treated as equity. The Company previously accounted for the Warrants as components of equity.

In light of the SEC Staff Statement, the Company reevaluated the accounting treatment of (i) the 7,666,666 redeemable warrants (the “Public Warrants”) that were included in the units issued by the Company in its initial public offering (the “IPO”) and (ii) the 166,666 redeemable warrants that were issued to the Company’s sponsor in a private placement that closed concurrently with the IPO (the “Private Placement Warrants” and, together with the Public Warrants, the “Warrants”, (see Note 4, Note 5 and Note 9).

Specifically, pursuant to their terms, the exercise of the Public Warrants and Private Placement Warrants may be settled in cash upon the occurrence of a tender offer or exchange that involves 50% or more of the Company’s Class A shareholders. Because not all of the shareholders need to participate in such tender offer or exchange to trigger the potential cash settlement and the Company does not control the occurrence of such an event, management concluded that the Public Warrants and Private Placement Warrants do not meet the Accounting Standards Codification, Derivatives and Hedging — Contracts in Entity’s Own Equity (“ASC 815-40”) conditions of equity classification.

As the Warrants meet the definition of a derivative under ASC 815, Derivatives and Hedging (“ASC 815”), the Warrants should be recorded as liabilities on the balance sheet and measured at fair value at inception (on the date of the IPO) and at each reporting date in accordance with ASC 820, Fair Value Measurement (“ASC 820”), with any subsequent changes in fair value recognized in the Company’s statement of operations in the period of change.

After management’s evaluation, the Company’s management and the audit committee of the Company’s board of directors concluded that it is appropriate to restate the Company’s previously issued financial statements as of December 31, 2020 and for the period then ended, as previously reported in its Form 10-K. The restated classification and reported values of the Warrants as accounted for under ASC 815-40 are included in the financial statements herein.

The following tables summarize the effect of the restatement on each financial statement line item as of the dates, and for the period, indicated:

	As Previously Reported	Adjustment	Restated

Balance Sheet as of December 31, 2020
Warrant liability	$-	$12,061,764	$12,061,764
Total liabilities	484,647	12,061,764	12,546,411
Class A common stock subject to possible redemption	225,319,500	(12,061,760)	213,257,740
Class A common stock	97	120	217
Additional paid-in capital	5,154,665	2,729,792	7,884,457
Accumulated deficit	(155,332)	(2,729,916)	(2,885,248)
Total stockholders’ equity	$5,000,005	$(4)	$5,000,001

Statement of Operations for the year ended December 31, 2020
Change in fair value of warrant liability	$-	$(2,729,916)	$(2,729,916)
Loss before income tax expense	(152,883)	(2,729,916)	(2,882,799)
Net loss	(152,883)	(2,729,916)	(2,882,799)
Basic and diluted net loss per share, Class A – Public shares	$0.00	$0.00	$0.00
Basic and diluted net loss per share, Class A – Private placement	$(0.03)	$(0.49)	$(0.52)
Basic and diluted net loss per share, Class B – Common stock	$(0.03)	$(0.49)	$(0.52)

Statement of Cash Flows for the year ended December 31, 2020
Cash Flows from Operating Activities:
Net loss	$(152,883)	$(2,729,916)	$(2,882,799)
Adjustments to reconcile net loss to net cash provided by operating activities:
Change in fair value of warrant liability	-	2,729,916	2,729,916
Net cash provided by operating activities	-	-	-
Non-Cash Investing and Financing Activities:
Initial classification of warrant liability	$-	$9,331,848	$9,331,848
Change in Class A common stock subject to possible redemption	$225,319,500	$(12,061,760)	$213,257,740

The impact to the balance sheet dated November 17, 2020, filed on Form 8-K on November 23, 2020 related to the impact of accounting for Public and Private Placement Warrants as liabilities at fair value resulted in a $9.3 million increase to the warrant liability line item on the audited balance sheet as of November 17, 2020 and a decrease to the Class A common stock subject to possible redemption line item on the audited balance sheet.

Note 3—Basis of Presentation and Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. One of the more significant accounting estimates included in these financial statements is the determination of the fair value of the warrant liability. Such estimates may be subject to change as more current information becomes available and accordingly the actual results could differ significantly from those estimates.

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

Warrant Liability

The Company evaluated the Public Warrants and Private Placement Warrants (see Note 4, Note 5 and Note 9) in accordance with ASC 815-40 and concluded that pursuant to the terms related to certain tender or exchange offers, the Warrants are precluded from being accounted for as components of equity. As the Warrants meet the definition of a derivative under ASC 815, the Warrants are recorded as liabilities on the balance sheet and measured at fair value at inception (on the date of the IPO) and at each reporting date in accordance with ASC 820, with any subsequent changes in fair value recognized in statement of operations in the period of change.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480, Distinguishing Liabilities from Equity. Shares of Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Shares of conditionally redeemable Class A common stock (including Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, shares of Class A common stock are classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of December 31, 2020, 21,325,774 shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

Net Loss Per Common Share

Net loss per share of common stock is computed by dividing net loss applicable to stockholders by the weighted average number of shares of common stock outstanding during the periods. The Company has not considered the effect of the warrants sold in the Initial Public Offering and Private Placement to purchase an aggregate of 7,833,332 shares of Class A common stock in the calculation of diluted earnings per share, since their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted earnings per common share is the same as basic earnings per common share for the periods presented.

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

The following table reflects the calculation of basic and diluted net income (loss) per common share:

	For the Year Ended December 31,
	2020	2019
Redeemable Class A common shares
Numerator: earnings allocable to redeemable Class A common shares
Interest income on investments held in Trust Account	$819	$-
Less franchise tax available to be withdrawn from the Trust Account	$819	$-
Net income	$-	$-
Denominator: weighted average number of redeemable Class A common share	23,000,000	-
Basic and diluted net income per redeemable Class A common share	$0.00	$-
Non-redeemable Class A and Class B common shares
Numerator: net loss minus redeemable net earnings
Loss from operations	$(153,702)	$(548)
Less franchise tax available to be withdrawn from Trust Account	818
Change in fair value of warrant liability attributable to non-redeemable Class A common shares	$(2,729,916)	$-
Non-redeemable net loss	$(2,882,799)	$(548)
Denominator: weighted average number of non-redeemable Class A and Class B common shares
Non-redeemable Class A private placement and Class B common shares, basic and diluted	5,590,659	5,000,000
Basic and diluted net loss per non-redeemable Class A private placement and Class B common share	$(0.52)	$(0.00)

Income Taxes

The Company complies with the accounting and reporting requirements of ASC 740, Income Taxes (“ASC 740”), which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

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

Note 4—Initial Public Offering

Pursuant to the Initial Public Offering, the Company sold 23,000,000 Units at a price of $10.00 per Unit, including 3,000,000 Units sold upon exercise of the underwriters’ overallotment option in full. Each Unit consists of one share of Class A common stock, and one-third of one redeemable warrant (each, a “Public Warrant”). Each whole Public Warrant entitles the holder to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment (see Note 7). No fractional warrants will be issued upon separation of the Units and only whole warrants will trade.

Note 5—Related Party Transactions

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

Underwriter

The lead underwriter is an affiliate of the Sponsor (see Note 6).

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

Note 6—Commitments and Contingencies

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

Business Combination Marketing Agreement

The Company has engaged Cantor Fitzgerald & Co. as an advisor in connection with the Company’s Business Combination. (see Note 5).

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

Note 7—Stockholders’ Equity

Class A Common Stock - The Company is authorized to issue 200,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of December 31, 2020, there were 2,174,226 shares of Class A common stock issued and outstanding, excluding 21,325,774 shares subject to possible redemption. Class A common stock includes 500,000 shares included in Private Placement Units. There were no shares of Class A common stock issued and outstanding as of December 31, 2019. The shares of Class A common stock included in the Private Placement Units do not contain the same redemption features contained in the shares sold in the Initial Public Offering.

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

Note 8—Income Taxes

The Company’s taxable income primarily consists of interest income on the Trust Account. The Company’s general and administrative expenses are generally considered start-up costs and are not currently deductible. There was no income tax expense for the years ending December 31, 2020 and 2019.

The income tax provision (benefit) consists of the following for the years ended December 31, 2020 and 2019:

	December 31,
	2020	2019
Current
Federal	$(4,908)	$(95)
State	-	-
Deferred
Federal	(600,500)	(20)
State	-	-
Change in valuation allowance	605,408	115
Income tax provision expense	$-	$-

The Company’s net deferred tax assets are as follows as of December 31, 2020 and 2019:

	December 31,
	2020	2019
Deferred tax asset	$573,282	$-
Mark-to-Market Adjustments
Startup/Organizational Costs	27,218	20
Net operating loss carryforwards	4,908	95
Total deferred tax assets	605,408	115
Valuation Allowance	(605,408)	(115)
Deferred tax asset, net of allowance	$-	$-

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

Note 9—Fair Value Measurements

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

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2020 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total
Assets:
Assets held in Trust Account U.S. Treasury Securities	$230,000,819	$-	$-	$230,000,819
Liabilities:
Warrant liability	$-	$-	$12,061,764	$12,061,764

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

Warrant Liability

The Warrants are accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liability on the Company’s balance sheet. The warrant liability is measured at fair value at inception and on a recurring basis, with any subsequent changes in fair value presented within change in fair value of warrant liability in the Company’s statement of operations.

Initial Measurement and Subsequent Measurement

The Company established the initial fair value for the Warrants on November 17, 2020, the date of the closing of the Initial Public Offering, and subsequent fair value as of December 31, 2020. The Public Warrants and Private Placement Warrants are measured at fair value on a recurring basis, using an Options Pricing Model (the “OPM”). The Company allocated the proceeds received from (i) the sale of Units in the IPO (which is inclusive of one share of Class A common stock and one-third of one Public Warrant), (ii) the sale of the Private Placement Units (which is inclusive of one share of Class A common stock and one-third of one Private Placement Warrant), and (iii) the issuance of Class B common stock, first to the Warrants based on their fair values as determined at initial measurement, with the remaining proceeds allocated to Class A common stock subject to possible redemption. The Warrants were classified as Level 3 at the initial measurement date and as of December 31, 2020 due to the use of unobservable inputs.

The Company utilizes the OPM to value the Warrants at each reporting period, with any subsequent changes in fair value recognized in the statement of operations. The estimated fair value of the warrant liability is determined using Level 3 inputs. Inherent in the OPM are assumptions related to expected share-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its shares of common stock based on historical volatility that matches the expected remaining life of the Warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the Warrants. The expected life of the Warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates to remain at zero. The aforementioned warrant liability is not subject to qualified hedge accounting.

The following table provides quantitative information regarding Level 3 fair value measurements:

	November 17, 2020 (Initial Measurement)	December 31, 2020
Risk-free interest rate	0.5%	0.5%
Expected term (years)	5	5
Expected volatility	17.5%	17.5%
Exercise price	$11.50	$11.50
Stock price	$10.00	$10.73
Dividend yield	0.0%	0.0%

The following table presents the changes in the fair value of warrant liability:

	Private Placement	Public	Warrant Liability
Fair value as of January 1, 2020	$—	$—	$—
Initial measurement on November 17, 2020	198,549	9,133,299	9,331,848
Change in valuation inputs or other assumptions(1)	58,083	2,671,833	2,729,916
Fair value as of December 31, 2020	$256,632	$11,805,132	$12,061,764

(1)	Changes in valuation inputs or other assumptions are recognized in Change in fair value of warrant liability in the statement of operations.

Note 10—Subsequent Events

On February 17, 2021, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) by and among Meliora Merger Sub, Inc., a Delaware corporation and wholly-owned subsidiary of the Company (“Merger Sub”), and AEye, Inc., a Delaware corporation (“AEye”), a provider of high-performance, active LiDAR systems for vehicle autonomy, advanced driver assistance systems and robotic vehicle applications. Pursuant to the Merger Agreement, subject to the terms and conditions set forth therein, upon the closing of the transactions contemplated thereby (the “Closing”), Merger Sub will merge with and into AEye (the “Merger” and together with the other transactions contemplated by the Merger Agreement, the “Transactions”), whereby the separate corporate existence of Merger Sub will cease and AEye will be the surviving corporation of the Merger and become a wholly owned subsidiary of the Company. Contemporaneously with the execution of the Merger Agreement, the Company entered into separate Subscription Agreements (the “Subscription Agreements”) with a number of subscribers (each a “Subscriber”), including the Sponsor, pursuant to which the Subscribers agreed to purchase, and the Company agreed to sell to the Subscribers at the Closing, an aggregate of 22.5 million shares of Class A common stock, for a purchase price of $10.00 per share and an aggregate purchase price of $225 million (the “PIPE Investments”), with the Sponsor’s Subscription Agreement accounting for $9.5 million of such aggregate PIPE Investments (of which the Sponsor has assigned $4.5 million of its subscription to an unrelated third-party) The board of directors of each of AEye and the Company have unanimously approved the Transactions. The closing of the Transactions will require the approval of the stockholders of AEye and the Company, and is subject to other customary closing conditions, including the receipt of certain regulatory approvals. On April 30, 2021, the Company entered into Amendment No. 1 to the Merger Agreement with Merger Sub and AEye. In addition, on April 30, 2021, the Sponsor funded the amount needed to extend the Company’s time to consummate its initial business combination from May 17, 2021 to September 17, 2021.

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued and determined that there have been no events that have occurred that would require adjustments to the disclosures in the financial statements, except for the events described above.

EXHIBIT INDEX

Exhibit No.	Description
1.1	Underwriting Agreement, dated November 12, 2020, by and between the Company and Cantor. (3)***
1.2	Business Combination Marketing Agreement, dated November 12, 2020, by and between the Company and Cantor. (3)***
2.1	Agreement and Plan of Merger, dated as of February 17, 2021, by and among the Company, Merger Sub and AEye. (4)***
3.1	Amended and Restated Certificate of Incorporation. (3)***
3.2	Amended and Restated Bylaws. (2)***
4.1	Specimen Unit Certificate. (2)***
4.2	Specimen Class A Common Stock Certificate. (2)***
4.3	Specimen Warrant Certificate. (2)***
4.4	Warrant Agreement, dated November 12, 2020, by and between the Company any Continental. (3)***
4.5	Description of Registered Securities.***
10.1	Letter Agreement, dated November 12, 2020, by and among the Company, the sponsor and each of the directors and executive officers of the Company. (3)***
10.2	Investment Management Trust Agreement, dated November 12, 2020, by and between the Company and Continental. (3)***
10.3	Registration Rights Agreement, dated November 12, 2020, by and among the Company, the sponsor and the Holders signatory thereto. (3)***
10.4	Expense Reimbursement Agreement, dated November 12, 2020, by and between the Company and the sponsor. (3)***
10.5	Private Placement Units Purchase Agreement, dated November 12, 2020, by and between the Company and the sponsor. (3)***
10.6	Form of Indemnity Agreement. (2)***
10.7	Promissory Note, dated September 10, 2020, issued to the sponsor. (1)***
10.8	Promissory Note, dated November 12, 2020, issued to the sponsor. (3)***
10.9	Administrative Services Agreement, dated November 12, 2020, by and between the Company and the sponsor. (3)***
10.10	Form of Subscription Agreement. (4)***
10.11	Form of Stockholder Support Agreement. (4)***
10.12	Form of Sponsor Support Agreement. (4)***
10.13	Form of Lock-Up Agreement. (4)***
10.14	Form of Registration Rights Agreement. (4)***
31.1	Certification of the Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).*
31.2	Certification of the Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).*
32.1	Certification of the Principal Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350**
32.2	Certification of the Principal Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350**
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema*
101.CAL	XBRL Taxonomy Calculation Linkbase*
101.LAB	XBRL Taxonomy Label Linkbase*
101.PRE	XBRL Definition Linkbase Document*
101.DEF	XBRL Definition Linkbase Document*

*	Filed herewith.
**	Furnished herewith
***	Previously filed
(1)	Incorporated by reference to the Company’s Form S-1, filed with the SEC on October 7, 2020.
(2)	Incorporated by reference to the Company’s Form S-1/A, filed with the SEC on October 21, 2020.
(3)	Incorporated by reference to the Company’s Form 8-K, filed with the SEC on November 18, 2020.
(4)	Incorporated by reference to the Company’s Form 8-K, filed with the SEC on February 17, 2021.

40

SIGNATURES

Pursuant to the requirements of Section13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this Amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

May 4, 2021	CF Finance Acquisition Corp. III

	By:	/s/ Howard W. Lutnick
	Name:	Howard W. Lutnick
	Title:	Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Howard W. Lutnick	Chairman and Chief Executive Officer	May 4, 2021
Howard W. Lutnick	(Principal Executive Officer)

/s/ Alice Chan	Chief Financial Officer and Director	May 4, 2021
Alice Chan	(Principal Financial and Accounting Officer)

/s/ Anshu Jain	President and Director	May 4, 2021
Anshu Jain

/s/ Robert Sharp	Director	May 4, 2021
Robert Sharp

/s/ Robert Hochberg	Director	May 4, 2021
Robert Hochberg

41