Form 10-Q
period 2021-03-31
CF Finance Acquisition Corp. III
filed 2021-05-14
CIK 1818644

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from      to

CF FINANCE ACQUISITION CORP. III

(Exact name of registrant as specified in its charter)

Delaware	001-39699	37-1827430
(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(I.R.S. Employer Identification Number)

110 East 59th Street, New York, NY	10022
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (212) 938-5000

Not Applicable
(Former name or former address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one share of Class A common stock and one-third of one redeemable warrant	CFACU	The Nasdaq Capital Market
Class A common stock, par value $0.0001 per share	CFAC	The Nasdaq Capital Market
Redeemable warrants, each whole warrant exercisable for one share of Class A common stock at an exercise price of $11.50	CFACW	The Nasdaq Capital Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of May 14, 2021 there were 23,500,000 shares of Class A common stock, par value $0.0001 per share, and 5,750,000 shares of Class B common stock, par value $0.0001 per share, of the registrant issued and outstanding.

CF FINANCE ACQUISITION CORP. III

Quarterly Report on Form 10-Q

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

CF FINANCE ACQUISITION CORP. III

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2021	December 31, 2020
	(Unaudited)
Assets:
Current assets:
Cash	$31,491	$1,250
Prepaid expenses	481,000	437,500
Total current assets	512,491	438,750
Other assets	255,208	364,583
Cash equivalents held in Trust Account	230,000,000	230,000,819
Total Assets	$230,767,699	$230,804,152

Current Liabilities and Stockholders’ Equity:
Current liabilities:
Accrued expenses	$333,469	$28,099
Payables to related party	10,000	4,295
Sponsor loan - promissory notes	733,335	427,612
Franchise tax payable	50,000	24,615
Income tax payable	52	26
Total Current Liabilities	1,126,856	484,647
Warrant liability	11,044,998	12,061,764
Total Liabilities	12,171,854	12,546,411

Commitments and Contingencies (Note 5)
Class A common stock, 21,359,584 and 21,325,774 shares subject to possible redemption at $10.00 per share as of March 31, 2021 and December 31, 2020, respectively	213,595,840	213,257,740

Stockholders’ Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding as of March 31, 2021 and December 31, 2020	-	-
Class A common stock, $0.0001 par value; 200,000,000 shares authorized; 2,140,416 and 2,174,226 issued and outstanding (excluding 21,359,584 and 21,325,774 shares subject to possible redemption) as of March 31, 2021 and December 31, 2020, respectively	214	217
Class B common stock, $0.0001 par value; 30,000,000 shares authorized; 5,750,000 shares issued and outstanding as of March 31, 2021 and December 31, 2020	575	575
Additional paid-in capital	7,546,360	7,884,457
Accumulated deficit	(2,547,144)	(2,885,248)
Total Stockholders’ Equity	5,000,005	5,000,001
Total Liabilities and Stockholders’ Equity	$230,767,699	$230,804,152

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CF FINANCE ACQUISITION CORP. III

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended March 31,
	2021	2020
General and administrative costs	$573,810	$-
Administrative expenses - related party	30,000	-
Franchise tax expense	80,525	-
Loss from operations	(684,335)	-
Interest income on investments held in Trust Account	5,672	-
Change in fair value of warrant liability	1,016,767
Net Income	$338,104	$-

Weighted average number of common shares outstanding:
Class A - Public shares	23,000,000	-
Class A - Private placement	500,000	-
Class B - Common stock	5,750,000	5,000,000	(1)
Basic and diluted net income (loss) per share:
Class A - Public shares	$0.00	$-
Class A - Private placement	$0.05	$-
Class B - Common stock	$0.05	$0.00

(1)	Excludes an aggregate of up to 750,000 shares subject to forfeiture if the over-allotment option is not exercised in full by the underwriter. This number has been retroactively restated to reflect the recapitalization of the Company in the form of a 2.5-for-1 stock split and subsequent return to the Company, which resulted in cancellation of 8,625,000 Founder Shares (see Note 6).

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CF FINANCE ACQUISITION CORP. III

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

For the Three Months Ended March 31, 2021 and 2020

	Common Stock					Additional		Total
	Class A		Class B			Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares		Amount	Capital	Deficit	Equity
Balance - December 31, 2019	-	$-	5,750,000	(1)	$575	$24,425	$(2,449)	$22,551
Net Income	-	-	-		-	-	-	-
Balance – March 31, 2020	-	$-	5,750,000	(1)	$575	$24,425	$(2,449)	$22,551

	Common Stock				Additional		Total
	Class A		Class B		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance - December 31, 2020	2,174,226	$217	5,750,000	$575	$7,884,457	$(2,885,248)	$5,000,001
Shares subject to possible redemption	(33,810)	(3)	-	-	(338,097)	-	(338,100)
Net Income						338,104	338,104
Balance – March 31, 2021	2,140,416	$214	5,750,000	$575	$7,546,360	$(2,547,144)	$5,000,005

(1)	This number has been retroactively restated to reflect the recapitalization of the Company in the form of a 2.5-for-1 stock split and subsequent return to the Company, which resulted in cancellation of 8,625,000 Founder Shares (see Note 6).

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CF FINANCE ACQUISITION CORP. III

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended March 31,
	2021	2020
Cash Flows from Operating Activities:
Net income	$338,104	$-
Adjustments to reconcile net income to net cash used in operating activities:
General and administrative expenses paid by related party	214,178	-
Interest income on investments held in Trust Account	(5,672)	-
Changes in fair value of warrant liability	(1,016,767)	-
Changes in operating assets and liabilities:
Other assets	109,377	-
Accrued expenses	305,369	-
Franchise tax payable	25,385	-
Payables to related party	10,000	-
Income Tax Payable	26	-
Net cash used in operating activities	(20,000)	-

Cash Flows from Investing Activities:
Proceeds from Trust Account to pay tax	6,491	-
Net cash provided by investing activities	6,491	-

Cash Flows from Financing Activities:
Proceeds from related party – Sponsor loan	305,723	-
Payment of related party payable	(261,973)	-
Net cash provided by financing activities	43,750	-

Net change in cash	30,241	-
Cash - beginning of the period	1,250	25,000
Cash - end of the period	$31,491	$25,000

Supplemental disclosure of noncash financing activities:
Prepaid expenses paid with payables to related party	$43,500	$-
Changes in Class A common stock subject to possible redemption	$338,100	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CF FINANCE ACQUISITION CORP. III

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Description of Organization, Business Operations and Basis of Presentation

CF Finance Acquisition Corp. III (the “Company”) was incorporated in Delaware on March 15, 2016. The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). The Company’s wholly-owned subsidiary Meliora Merger Sub, Inc. was formed on February 10, 2021.

 Although the Company is not limited in its search for target businesses to a particular industry or sector for the purpose of consummating a Business Combination, the Company intends to focus its search on companies operating in the financial services, healthcare, real estate services, technology and software industries. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

As of March 31, 2021, the Company had not commenced operations. All activity through March 31, 2021 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”) described below, and since the Initial Public Offering, relates to the Company’s efforts toward locating and completing a suitable Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company has generated non-operating income in the form of interest income on investments in money market funds that invest in U.S. Treasury Securities and cash equivalents from the proceeds derived from the Initial Public Offering, and recognized changes in the fair value of warrant liability as other income (expense).

The Company’s sponsor is CF Finance Holdings III, LLC (the “Sponsor”). The registration statement for the Initial Public Offering was declared effective by the U.S. Securities and Exchange Commission (“SEC”) on November 12, 2020. On November 17, 2020, the Company consummated the Initial Public Offering of 23,000,000 units (each, a “Unit” and with respect to the shares of Class A common stock included in the Units sold, the “Public Shares”), including 3,000,000 Units sold upon the exercise of the underwriters’ overallotment option in full, at a purchase price of $10.00 per Unit, generating gross proceeds of $230,000,000, which is described in Note 4. Each Unit consists of one share of Class A common stock and one-third of one redeemable warrant. Each whole warrant entitles the holder to purchase one share of Class A common stock at a price of $11.50. Each warrant will become exercisable on the later of 30 days after the completion of the Business Combination or 12 months from the closing of the Initial Public Offering and will expire 5 years after the completion of the Business Combination, or earlier upon redemption or liquidation.

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

Following the closing of the Initial Public Offering and sale of the Private Placement Units on November 17, 2020, an amount of $230,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Placement Units (see Note 5) was placed in a trust account (“Trust Account”) located in the United States at UMB Bank, N.A., with Continental Stock Transfer & Trust Company acting as trustee, which may be invested only in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of paragraphs (d)(2), (d)(3) and (d)(4) of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account, as described below.

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

The Company will provide the holders of the Public Shares (the “public stockholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The public stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially $10.00 per Public Share). The per share amount to be distributed to public stockholders who redeem the Public Shares will not be reduced by the Marketing Fee (as defined below in Note 5). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants. The Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 either immediately prior to or upon such consummation of a Business Combination and a majority of the shares voted are voted in favor of the Business Combination. If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other legal reasons, the Company will, pursuant to its amended and restated certificate of incorporation (as may be amended, the “Amended and Restated Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the SEC and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the Business Combination is required by law, or the Company decides to obtain stockholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each public stockholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed Business Combination. If the Company seeks stockholder approval in connection with a Business Combination, the initial stockholders (as defined below) have agreed to vote their Founder Shares (as defined below in Note 5), their shares underlying the Private Placement Units and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination. In addition, the initial stockholders have agreed to waive their redemption rights with respect to their Founder Shares and any Public Shares held by the initial stockholders in connection with the completion of a Business Combination.

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

The Sponsor and the Company’s officers and directors (the “initial stockholders”) have agreed not to propose an amendment to the Amended and Restated Certificate of Incorporation (i) that would affect the substance or timing of the Company’s obligation to allow redemption in connection with its Business Combination or to redeem 100% of its Public Shares if the Company does not complete a Business Combination or (ii) with respect to any other provision relating to stockholders’ rights or pre-business combination activity, unless the Company provides the public stockholders with the opportunity to redeem their Public Shares in conjunction with any such amendment.

On February 17, 2021, the Company entered into an Agreement and Plan of Merger (the “Original Merger Agreement”) by and among the Company, Meliora Merger Sub, Inc., a Delaware corporation and wholly-owned subsidiary of the Company (“Merger Sub”), and AEye, Inc., a Delaware corporation (“AEye”), a provider of high-performance, active LiDAR systems for vehicle autonomy, advanced driver assistance systems and robotic vehicle applications. Pursuant to the Merger Agreement, subject to the terms and conditions set forth therein, upon the closing of the transactions contemplated thereby (the “Closing”), Merger Sub will merge with and into AEye (the “Merger” and together with the other transactions contemplated by the Merger Agreement, the “Transactions”), whereby the separate corporate existence of Merger Sub will cease and AEye will be the surviving corporation of the Merger and become a wholly owned subsidiary of the Company. At the Closing, the Company will amend its charter to, among other matters, change its name to “AEye Holdings, Inc.” On April 30, 2021, the Company entered into Amendment No. 1 to the Merger Agreement with Merger Sub and AEye (the “Merger Agreement Amendment” and, together with the Original Merger Agreement, the “Merger Agreement”). The board of directors of each of AEye and the Company have unanimously approved the Transactions. The closing of the Transactions will require the approval of the stockholders of AEye and the Company, and is subject to other customary closing conditions, including the receipt of certain regulatory approvals. For more information about the business combination with AEye, see the Company’s Registration Statement on Form S-4 initially filed with the SEC on May 13, 2021 and as amended from time to time and the Current Reports on Form 8-K filed with the SEC on February 17, 2021 and May 3, 2021.

Contemporaneously with the execution of the Original Merger Agreement, the Company entered into separate Subscription Agreements (the “Subscription Agreements”) with a number of subscribers (each a “Subscriber”), including the Sponsor, pursuant to which the Subscribers agreed to purchase, and the Company agreed to sell to the Subscribers, at the Closing, an aggregate of 22.5 million shares of Class A common stock, for a purchase price of $10.00 per share and an aggregate purchase price of $225 million (the “PIPE Investments”), with the Sponsor’s Subscription Agreement accounting for $9.5 million of such aggregate PIPE Investments (of which the Sponsor has assigned $4.5 million of its subscription to an unrelated third-party).

Failure to Consummate a Business Combination - The Company has until September 17, 2021 or prior to the expiration of the applicable four-month extension period, as described below, to consummate a Business Combination (as may be extended pursuant to the Amended and Restated Certificate of Incorporation or as approved by the Company’s stockholders, the “Combination Period”). If the Company is unable to complete a Business Combination by the end of the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in the case of clauses (ii) and (iii) to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete a Business Combination within the Combination Period.

On April 30, 2021, the Sponsor funded the amount needed to extend the Company’s time to consummate its initial Business Combination from May 17, 2021 to September 17, 2021 and agreed to fund the amount needed to further extend the Company’s time to consummate its initial Business Combination to January 17, 2022, if necessary. In connection therewith, the Company issued the Sponsor a promissory note in the amount of $2,300,000.

If the Company anticipates that it may not be able to consummate a Business Combination by September 17, 2021, and subject to the Sponsor depositing additional funds into the Trust Account as set out below, the time to consummate a Business Combination shall be extended for an additional four months up to three additional times, for a total of up to 22 months to complete a Business Combination. The stockholders will not be entitled to vote or redeem their shares in connection with any such extension. Pursuant to the terms of the Amended and Restated Certificate of Incorporation and the trust agreement entered into between the Company and Continental Stock Transfer & Trust Company, in order for the time available for the Company to consummate a Business Combination to be extended, the Sponsor or its affiliates or permitted designees, upon five business days advance notice prior to the applicable deadline, must deposit into the Trust Account $2,300,000 ($0.10 per Public Share) on or prior to the date of the applicable deadline, for each of the available four month extensions providing a total possible Combination Period of 22 months at a total payment value of $9,200,000 ($0.10 per Public Share), including the $2,300,000 deposited by the Sponsor on April 30, 2021. Any such payments would be made by the Sponsor pursuant to a non-interest bearing loan issued by the Company which would be due and payable on the consummation of the Business Combination out of the proceeds of the Trust Account released to the Company. If the Company does not complete a Business Combination, it may repay such loans solely from assets not held in the Trust Account, if any.

The initial stockholders have agreed to waive their liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the initial stockholders acquire Public Shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete a Business Combination within the Combination Period. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than $10.00 per share initially held in the Trust Account. In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company if and to the extent any claims by a vendor for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account. This liability will not apply with respect to any claims by a third party who executed a waiver of any right, title, interest or claim of any kind in or to any monies held in the Trust Account or to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account, except for the Company’s independent registered public accounting firm.

Liquidity and Capital Resources

As of March 31, 2021 and December 31, 2020, the Company had $31,491 and $1,250, respectively, of cash in its operating account and working capital deficit of $614,366 and $45,897, respectively. As of March 31, 2021, the Company did not have any interest income in the Trust Account available to pay taxes, as during the three months ended March 31, 2021, $6,491 of the interest income from the Trust Account was used to pay taxes. As of December 31, 2020, the Company had approximately $800 of interest income in the Trust Account available to pay taxes (less up to $100,000 of such net interest to pay dissolution expenses).

The Company’s liquidity needs through March 31, 2021 have been satisfied through a contribution of $25,000 from the Sponsor in exchange for the issuance of the Founder Shares, a loan of approximately $140,000 from the Sponsor pursuant to a promissory note (the “Pre-IPO Note”) (see Note 5), the proceeds from the sale of the Private Placement Units not held in the Trust Account, and the Sponsor Loan (as defined below). The Company fully repaid the Pre-IPO Note upon completion of the Initial Public Offering. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor has committed up to $1,750,000 to be provided to the Company to fund the Company’s expenses relating to investigating and selecting a target business and other working capital requirements after the Initial Public Offering and prior to the Company’s initial Business Combination (the “Sponsor Loan”). If the Sponsor Loan is insufficient, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined in Note 5). As of March 31, 2021 and December 31, 2020, there was approximately $733,000 and $428,000, outstanding under the Sponsor Loan, respectively.

Basis of Presentation

The unaudited condensed consolidated financial statements are presented in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the SEC and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position as of March 31, 2021 and the results of operations and cash flows for the periods presented. Certain information and disclosures normally included in unaudited condensed consolidated financial statements prepared in accordance with U.S. GAAP have been omitted pursuant to such rules and regulations. Interim results are not necessarily indicative of results for a full year. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Form 10-K/A filed by the Company with the SEC on May 3, 2021.

In connection with the Company’s going concern considerations in accordance with ASU 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern” the Company’s original mandatory liquidation date of May 17, 2021 was extended to September 17, 2021. In connection with the extension, the Sponsor funded the amount needed to extend the Company’s time to consummate its initial Business Combination. In addition, the Sponsor agreed to fund the amount needed to further extend the Company’s time to consummate its initial Business Combination to January 17, 2022, if necessary. It is the current intention, but not obligation, of the Sponsor to exercise, three four month extensions, should a Business Combination not occur. The Sponsor has already exercised one out of the three extensions available. The Company entered into the Merger Agreement. The consummation of the Business Combination pursuant to the Merger Agreement is subject to, among other closing conditions, the approval of the stockholders of the Company, and other terms and conditions as described in the Current Reports on Form 8-K filed with the SEC on February 17, 2021 and April 30, 2021 and the Company’s Registration Statement on Form S-4 initially filed with the SEC on May 13, 2021 and as amended from time to time. The Company’s mandatory liquidation date raises substantial doubt about the entity’s ability to continue as a going concern. These unaudited condensed financial statements do not include any adjustments related to the recovery of the recorded assets or the classification of the liabilities should the Company be unable to continue as a going concern. As discussed in Note 1, in the event of a mandatory liquidation, within ten business days, the Company will redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares.

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

This may make comparison of the Company’s unaudited condensed consolidated financial statements with another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Note 2—Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. One of the more significant accounting estimates included in these financial statements is the determination of the fair value of the warrant liability. Such estimates may be subject to change as more current information becomes available and, therefore, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents in its operating account as of March 31, 2021 and December 31, 2020. The balance of the Company’s investments held in the Trust Account as of March 31, 2021 and December 31, 2020 was comprised of cash equivalents.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage limit of $250,000, and cash equivalents held in the Trust Account. For the three months ended March 31, 2021 and 2020, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Principles of Consolidation

The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Merger Sub, as of March 31, 2021. Merger Sub had no assets or liabilities as of March 31, 2021. All significant inter-company transactions and balances have been eliminated in consolidation.

Fair Value of Financial Instruments

As of March 31, 2021 and December 31, 2020, the carrying values of cash, cash equivalents held in the Trust Account, accrued expenses, payables to related party, the Sponsor Loan and franchise tax payable approximate their fair values due to the short-term nature of the instruments.

Offering Costs Associated with the Initial Public Offering

Offering costs consisted of legal, accounting, and other costs incurred in connection with the preparation for the Initial Public Offering. These costs, together with the underwriting discount, were charged to stockholders’ equity upon the completion of the Initial Public Offering.

Warrant Liability

The Company evaluated the Public Warrants (as defined in Note 3) and Private Placement Warrants (as defined in Note 4 and, together with the Public Warrants, the “Warrants”) (see Note 4, Note 7 and Note 8) in accordance with ASC 815-40 and concluded that pursuant to the terms thereof related to certain tender or exchange offers, the Warrants are precluded from being accounted for as components of equity. As the Warrants meet the definition of a derivative under ASC 815, the Warrants are recorded as liabilities on the balance sheet and measured at fair value at inception (on the date of the Initial Public Offering) and at each reporting date in accordance with ASC 820, with any subsequent changes in fair value recognized in statement of operations in the period of change.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480, Distinguishing Liabilities from Equity. Shares of Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Shares of conditionally redeemable Class A common stock (including Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, shares of Class A common stock are classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of March 31, 2021 and December 31, 2020, 21,359,584 and 21,325,774 shares of Class A common stock subject to possible redemption, respectively, are presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

Income Taxes

Income taxes are accounted for under ASC Topic 740, Income Taxes, using the asset and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the unaudited condensed consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. To the extent that it is more likely than not that deferred tax assets will not be recognized, a valuation allowance would be established to offset their benefit.

ASC Topic 740 prescribes a recognition threshold that a tax position is required to meet before being recognized in the unaudited condensed consolidated financial statements. The Company provides for uncertain tax positions, based upon management’s assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities. The Company recognizes interest and penalties related to unrecognized tax benefits as provision for income taxes on the statement of operations.

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

The Company’s statement of operations includes a presentation of income per share for common stock subject to redemption in a manner similar to the two-class method of income per share. Net income per share, basic and diluted for shares of Class A common stock is calculated by dividing the interest income on investments held in the Trust Account, net of applicable taxes available to be withdrawn from the Trust Account by the weighted average number of shares of Class A common stock outstanding for the period, excluding 500,000 shares of Class A common stock held by the Sponsor, which is not subject to redemption. Net loss per share, basic and diluted for shares of Class B common stock is calculated by dividing the net income, less income attributable to the shares of redeemable Class A common stock by the weighted average number of shares of Class B common stock and 500,000 shares of Class A common stock held by the Sponsor and outstanding for the period.

The following table reflects the calculation of basic and diluted net income (loss) per common share:

	For the Three Months Ended March 31,
	2021	2020
Redeemable Class A common shares
Numerator: earnings allocable to redeemable Class A common shares
Interest income on investments held in Trust Account	$5,672	$-
Less franchise tax available to be withdrawn from the Trust Account	$(5,672)	$-
Net earnings	$-	$-
Denominator: weighted average number of redeemable Class A common share	23,000,000	-
Basic and diluted net income per redeemable Class A common share	$0.00	$-
Non-redeemable Class A and Class B common shares
Numerator: net income minus redeemable net earnings
Loss from operations	$(684,335)	$-
Less franchise tax available to be withdrawn from the Trust Account	5,672
Change in fair value of warrant liability attributable to non-redeemable Class A private placement and Class B common shares	$1,016,767	$-
Non-redeemable net income	$338,104	$-
Denominator: weighted average number of non-redeemable Class B common shares and Class A private placement shares
Non-redeemable Class A private placement and Class B common shares, basic and diluted	6,250,000	5,000,000
Basic and diluted net income per non-redeemable Class A private placement and Class B common share	$0.05	$0.00

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s unaudited condensed consolidated financial statements.

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

Note 4—Related Party Transactions

Founder Shares

In March 2016, the Sponsor purchased 5,750,000 shares (the “Founder Shares”) of the Company’s Class B common stock, par value $0.0001 (“Class B common stock”) for an aggregate price of $25,000. On September 24, 2020, the Company effectuated a 2.5-for-1 stock split. On October 5, 2020, the Sponsor returned to the Company, at no cost, an aggregate of 8,625,000 Founder Shares, which the Company cancelled, resulting in an aggregate of 5,750,000 Founder Shares outstanding and held by the Sponsor. All share and per share amounts have been retroactively restated. In addition, in October and November 2020, the Sponsor transferred 20,000 Founder Shares to each of the independent directors of the Company. The Founder Shares will automatically convert into shares of Class A common stock at the time of the consummation of the Business Combination and are subject to certain transfer restrictions.

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

Private Placement Units

Simultaneously with the closing of the Initial Public Offering, the Sponsor purchased an aggregate of 500,000 Private Placement Units at a price of $10.00 per Private Placement Unit ($5,000,000 in the aggregate). Each Private Placement Unit consists of one share of Class A common stock and one-third of one warrant (the “Private Placement Warrants”). Each whole Private Placement Warrant is exercisable for one whole share of Class A common stock at a price of $11.50 per share. The proceeds from the Private Placement Units have been added to the net proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the Private Placement Warrants will expire worthless. The Private Placement Warrants will be non-redeemable and exercisable on a cashless basis so long as they are held by the Sponsor or its permitted transferees.

The Private Placement Warrants will expire five years after the completion of the Business Combination or earlier upon redemption or liquidation.

The Sponsor and the Company’s officers and directors have agreed, subject to limited exceptions, not to transfer, assign or sell any of their Private Placement Units until 30 days after the completion of the initial Business Combination.

Underwriter

The lead underwriter is an affiliate of the Sponsor (see Note 6).

Business Combination Marketing Agreement

The Company has engaged Cantor Fitzgerald & Co. (“CF&Co.”), an affiliate of the Sponsor, as an advisor in connection with the Business Combination to assist the Company in holding meetings with its stockholders to discuss the Business Combination and the target business’ attributes, introduce the Company to potential investors that are interested in purchasing the Company’s securities, assist the Company in obtaining stockholder approval for the Business Combination and assist the Company with its press releases and public filings in connection with the Business Combination. The Company will pay CF&Co. a cash fee (the “Marketing Fee”) for such services upon the consummation of the Business Combination in an amount of $8,650,000, which is equal to 3.5% of the gross proceeds of the base offering in the Initial Public Offering and 5.5% of the gross proceeds from the full exercise of the underwriters’ over-allotment option.

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

In order to finance transaction costs in connection with an intended initial Business Combination, the Sponsor has committed, pursuant to the Sponsor Loan, up to $1,750,000 to be provided to the Company to fund the Company’s expenses relating to investigating and selecting a target business and other working capital requirements, including $10,000 per month for office space, administrative and shared personnel support services that will be paid to the Sponsor, after the Initial Public Offering and prior to the Company’s initial Business Combination. As of March 31, 2021 and December 31, 2020, the Company had borrowed approximately $733,000 and $428,000, respectively, under the Sponsor Loan.

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

The Sponsor pays expenses on the Company’s behalf. The Company reimburses the Sponsor for such expenses paid on its behalf. The unpaid balance is included in Payables to related parties on the accompanying balance sheet. As of March 31, 2021 and December 31, 2020, the Company had accounts payable outstanding to the Sponsor for such expenses paid on the Company’s behalf of approximately $10,000 and $4,300, respectively.

The Company may extend the initial period of time to consummate a Business Combination up to four times, each by an additional four months (for a total of 22 months to complete a Business Combination). In order to extend the time available for the Company to consummate a Business Combination, the Sponsor or its affiliates or designees must deposit into the Trust Account $2,300,000 ($0.10 per Public Share), up to an aggregate of $9,200,000, or $0.10 per Public Share, on or prior to the date of the applicable deadline, for each four month extension. Any such payments would be made by the Sponsor pursuant to a non-interest bearing loan issued by the Company which would be due and payable on the consummation of the Business Combination out of the proceeds of the Trust Account released to the Company. If the Company does not complete a Business Combination, it may repay such loans solely from assets not held in the Trust Account, if any. The Sponsor and its affiliates or designees are not obligated to fund the Trust Account to extend the time for the Company to complete a Business Combination. On April 30, 2021, the Sponsor funded the amount needed to extend the Company’s time to consummate its initial Business Combination from May 17, 2021 to September 17, 2021 and agreed to fund the amount needed to further extend the Company’s time to consummate its initial Business Combination to January 17, 2022, if necessary. In connection therewith, the Company issued the Sponsor a promissory note in the amount of $2,300,000 (see Note 1).

Note 5—Commitments and Contingencies

Registration and Stockholder Rights

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

Underwriting Agreement

The Company granted CF&Co., the lead underwriter and an affiliate of the Sponsor, a 45-day option to purchase up to 3,000,000 additional Units to cover over-allotments at the Initial Public Offering price less the underwriting discounts and commissions. CF&Co. exercised the over-allotment option in full concurrent with the closing of the Initial Public Offering.

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

 Business Combination Marketing Agreement

The Company has engaged CF&Co. as an advisor in connection with the Company’s Business Combination (see Note 5).

Risks and Uncertainties

Management is continuing to evaluate the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have an effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of the unaudited condensed consolidated financial statements. The unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 6—Stockholders’ Equity

Class A Common Stock - The Company is authorized to issue 200,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of March 31, 2021 and December 31, 2020, there were 2,140,416 and 2,174,226 shares, respectively, of Class A common stock issued and outstanding, excluding 21,359,584 and 21,325,774 shares, respectively, subject to possible redemption. Class A common stock includes 500,000 shares included in the Private Placement Units. The shares of Class A common stock included in the Private Placement Units do not contain the same redemption features contained in the shares sold in the Initial Public Offering.

Class B Common Stock - The Company is authorized to issue 30,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. As of both March 31, 2021 and December 31, 2020, there were 5,750,000 shares of Class B common stock issued and outstanding. The initial stockholders collectively own 20% of the Company’s issued and outstanding common stock after the Initial Public Offering (not including the Private Placement Units).

Prior to the consummation of the Business Combination, only holders of Class B common stock will have the right to vote on the election of directors. Holders of Class A common stock will not be entitled to vote on the election of directors during such time. Holders of Class A common stock and Class B common stock will vote together as a single class on all other matters submitted to a vote of stockholders except as required by law.

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

On September 24, 2020, the Sponsor effectuated a recapitalization of the Company, which included a 2.5-for-1 stock split. On October 5, 2020, the Sponsor returned to the Company, at no cost, an aggregate of 8,625,000 Founder Shares, which were cancelled. The foregoing transactions resulted in an aggregate of 5,750,000 Founder Shares outstanding and held by the initial stockholders. Share and per share information contained in the unaudited condensed consolidated financial statements have been retroactively adjusted for this split and cancellation.

Preferred Stock - The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2021 and December 31, 2020, there were no shares of preferred stock issued or outstanding.

Note 7—Warrants

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

The Private Placement Warrants are identical to the Public Warrants underlying the Units being sold in the Initial Public Offering, except that the Private Placement Warrants and the Class A common stock issuable upon the exercise of the Private Placement Warrants are not transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions.

Additionally, the warrants included in the Private Placement Units will be exercisable on a cashless basis and be non-redeemable so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

The Company may redeem the Public Warrants (except with respect to the Private Placement Warrants):

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

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2021 and December 31, 2020, and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

March 31, 2021

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total
Assets:
Assets held in Trust Account U.S. Treasury Securities	$230,000,000	$-	$-	$230,000,000
Liabilities:
Warrant liability	$10,809,999	$234,999	$-	$11,044,998

December 31, 2020

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total
Assets:
Assets held in Trust Account U.S. Treasury Securities	$230,000,819	$-	$-	$230,000,819
Liabilities:
Warrant liability	$-	$-	$12,061,764	$12,061,764

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

Initial Measurement

The Company established the initial fair value for the Warrants on November 17, 2020, the date of the closing of the Initial Public Offering, and subsequent fair value as of December 31, 2020. The Public Warrants and Private Placement Warrants are measured at fair value on a recurring basis, using an Options Pricing Model (the “OPM”). The Company allocated the proceeds received from (i) the sale of Units in the Initial Public Offering (which is inclusive of one share of Class A common stock and one-third of one Public Warrant), (ii) the sale of the Private Placement Units (which is inclusive of one share of Class A common stock and one-third of one Private Placement Warrant), and (iii) the issuance of Class B common stock, first to the Warrants based on their fair values as determined at initial measurement, with the remaining proceeds allocated to Class A common stock subject to possible redemption. The Warrants were classified as Level 3 at the initial measurement date and as of December 31, 2020 due to the use of unobservable inputs.

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

Subsequent Measurement

The following table provides quantitative information regarding Level 3 fair value measurements:

December 31, 2020
Risk-free interest rate	0.5%
Expected term (years)	5
Expected volatility	17.5%
Exercise price	$11.50
Stock price	$10.73
Dividend yield	0.0%

The Warrants are measured at fair value on a recurring basis. The subsequent measurement of the Public Warrants as of March 31, 2021 is classified as Level 1 due to the use of an observable market quote in an active market under the ticker CFACW. As the transfer of Private Placement Warrants to anyone who is not a permitted transferee would result in the Private Placement Warrants having substantially the same terms as the Public Warrants, the Company determined that the fair value of each Private Placement Warrant is equivalent to that of each Public Warrant. As such, the Private Placement Warrants are classified as Level 2.

As of March 31, 2021, the aggregate values of the Private Placement Warrants and Public Warrants was $0.2 million and $10.8 million, respectively, based on the closing price of CFACW on that date of $1.41.

The following table presents the changes in the fair value of warrant liability:

	Private Placement	Public	Warrant Liability
Fair value as of December 31, 2020	$256,632	$11,805,132	$12,061,764
Change in valuation inputs or other assumptions(1)	(21,633)	(995,133)	1,016,767
Fair value as of March 31, 2021	$234,999	$10,809,999	$11,044,998

(1)	Changes in valuation inputs or other assumptions are recognized in change in fair value of warrant liability in the statement of operations.
(2)	Due to the use of quoted prices in an active market (Level 1) and the use of observable inputs for similar assets or liabilities (Level 2) for Public Warrants and Private Placement Warrants, respectively, subsequent to initial measurement, the Company had transfers out of Level 3 totaling $11.0 million during the three months ended March 31, 2021.

Note 9—Subsequent Events

On April 30, 2021, the Company entered into Amendment No. 1 to the Merger Agreement with Merger Sub and AEye and certain other agreements related thereto. In addition, on April 30, 2021, the Sponsor funded the amount needed to extend the Company’s time to consummate its initial business combination from May 17, 2021 to September 17, 2021, the proceeds of which were deposited into the Trust Account, and the Company issued the Sponsor a promissory note in the amount of $2,300,000. The balance of the Trust Account also increased to $10.10 per Public Share upon effectuation of such extension.

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the unaudited condensed consolidated financial statements were issued and determined that there have been no events that have occurred that would require adjustments to the disclosures in the unaudited condensed consolidated financial statements, except as disclosed above.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References to the “Company,” “our,” “us” or “we” refer to CF Finance Acquisition Corp. III. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Such statements include, but are not limited to, possible business combinations and the financing thereof, and related matters, as well as all other statements other than statements of historical fact included in this Form 10-Q. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other Securities and Exchange Commission (“SEC”) filings.

Overview

We are a blank check company incorporated in Delaware on March 15, 2016 for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Initial Business Combination”). Our sponsor is CF Finance Holdings III, LLC (the “Sponsor”).

Although we are not limited in our search for target businesses to a particular industry or sector for the purpose of consummating the Initial Business Combination, we are focusing our search on companies operating in the financial services, healthcare, real estate services, technology and software industries. We are an early stage and emerging growth company and, as such, we are subject to all of the risks associated with early stage and emerging growth companies.

Our registration statement for our initial public offering (the “Initial Public Offering”) was declared effective on November 12, 2020. On November 17, 2020, we consummated the Initial Public Offering of 23,000,000 units (each, a “Unit” and with respect to the shares of Class A common stock included in the Units sold, the “Public Shares”), including 3,000,000 Units sold upon the exercise of the underwriters’ overallotment option in full, at a purchase price of $10.00 per Unit, generating gross proceeds of $230,000,000. Each Unit consists of one share of Class A common stock and one-third of one redeemable warrant. Each whole warrant entitles the holder to purchase one share of Class A common stock at a price of $11.50. Each warrant will become exercisable on the later of 30 days after the completion of the Initial Business Combination and 12 months from the closing of the Initial Public Offering (or November 17, 2021) and will expire 5 years after the completion of the Initial Business Combination, or earlier upon redemption or liquidation.

Simultaneously with the closing of the Initial Public Offering, we consummated the sale of 500,000 Units (the “Private Placement Units”) at a price of $10.00 per Private Placement Unit to the Sponsor in a private placement (the “Private Placement”), generating gross proceeds of $5,000,000.

Following the closing of the Initial Public Offering and sale of Private Placement Units on November 17, 2020, an amount of $230,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Placement Units was placed in a trust account (the “Trust Account”) located in the United States at UMB, N.A., with Continental Stock Transfer & Trust Company (“Continental”) acting as trustee, which may be invested only in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund selected by us meeting the conditions of paragraphs (d)(2), (d)(3) and (d)(4) of Rule 2a-7 of the Investment Company Act, as determined by us, until the earlier of: (i) the completion of the Initial Business Combination and (ii) the distribution of the Trust Account, as described below.

We have until September 17, 2021 or prior to the expiration of the applicable four-month extension period, as described below, to consummate the Initial Business Combination (or a later date approved by the Company’s stockholders in accordance with the Amended and Restated Certificate of Incorporation, the “Combination Period”). If we are unable to complete the Initial Business Combination by the end of the Combination Period, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish our public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in the case of clauses (ii) and (iii) above to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to complete the Initial Business Combination within the Combination Period.

On April 30, 2021, the Sponsor funded the amount needed to extend the Company’s time to consummate its initial business combination from May 17, 2021 to September 17, 2021, the proceeds of which were deposited into the Trust Account. In connection therewith, the Company issued the Sponsor a promissory note in the amount of $2,300,000. As a result of the foregoing extension, the balance of the Trust Account increased to $10.10 per Public Shares. The Sponsor agreed to fund the amount needed to further extend the Company’s time to consummate its initial business combination to January 17, 2022, if necessary.

If we anticipate that we may not be able to consummate the Initial Business Combination by September 17, 2021, and subject to the Sponsor depositing additional funds into the Trust Account as set out below, the time to consummate the Initial Business Combination shall be extended for an additional four months up to three additional times, for a total of up to 22 months from the closing of the Initial Public Offering to complete the Initial Business Combination. The stockholders will not be entitled to vote or redeem their shares in connection with any such extension. Pursuant to the terms of the Amended and Restated Certificate of Incorporation and the Trust Agreement entered into between us and Continental, in order for the time available for us to consummate the Initial Business Combination to be extended, the Sponsor or its affiliates or permitted designees, upon five business days advance notice prior to the applicable deadline, must deposit into the Trust Account $2,300,000 ($0.10 per Public Share), on or prior to the date of the applicable deadline, for each of the available four month extensions providing a total possible business Combination Period of 22 months at a total payment value of $9,200,000 ($0.10 per Public Share), including the $2,300,000 deposited by the Sponsor on April 30, 2021. Any such payments would be made by the Sponsor pursuant to a non-interest bearing loan issued by us which would be due and payable on the consummation of the Business Combination out of the proceeds of the Trust Account released to us. If we do not complete the Initial Business Combination, we may repay such loans solely from assets not held in the Trust Account, if any.

Liquidity and Capital Resources

As of March 31, 2021 and December 31, 2020, we had $31,491 and $1,250, respectively, of cash in our operating bank account and working capital deficit of approximately $614,000 and $46,000, respectively. As of March 31, 2021, we did not have any interest income in the Trust Account available to pay franchise and income taxes, as during the three months ended March 31, 2021, $6,491 of the interest income from the Trust Account was used to pay taxes. As of December 31, 2020, we had approximately $800 of interest income in the Trust Account available to pay franchise and income taxes.

Our liquidity needs through March 31, 2021 have been satisfied through a contribution of $25,000 from the Sponsor in exchange for the issuance of the founder shares, a loan of approximately $140,000 from the Sponsor pursuant to a promissory note (the “Pre-IPO Note”), the proceeds from the consummation of the Private Placement with the Sponsor not held in the Trust Account, and the Sponsor Loan (as defined below). We fully repaid the Pre-IPO Note upon completion of the Initial Public Offering. In addition, in order to finance transaction costs in connection with the Initial Business Combination, our Sponsor has committed up to $1,750,000 to be provided to us to fund our expenses relating to investigating and selecting a target business and other working capital requirements after the Initial Public Offering and prior to the Initial Business Combination (the “Sponsor Loan”). If the Sponsor Loan is insufficient, the Sponsor or an affiliate of the Sponsor, or certain of our officers and directors may, but are not obligated to, provide us additional loans. As of March 31, 2021and December 31, 2020, there was approximately $733,000 and $428,000, respectively, outstanding under the Sponsor Loan.

Based on the foregoing, management believes that we will have sufficient working capital and borrowing capacity from the Sponsor to meet our needs through the earlier of the consummation of the Initial Business Combination or one year from the date of this Report. Over this time period, we will be using these funds for paying existing accounts payable, identifying and evaluating prospective target businesses, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Initial Business Combination.

Results of Operations

Our entire activity from inception through March 31, 2021 related to our formation, the preparation for the Initial Public Offering, and since the closing of the Initial Public Offering, toward locating and completing a suitable Initial Business Combination. We have neither engaged in any operations nor generated any revenues to date. We will not generate any operating revenues until after completion of the Initial Business Combination. We will generate non-operating income in the form of interest income on investments held in the Trust Account. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2021, we had net income of approximately $338,000, which consisted of approximately $1,000,000 of gain from the change in fair value of warrants liability and approximately $6,000 of interest income on investments held in the Trust Account, which was offset by approximately $574,000 in general and administrative expenses, $30,000 in administrative expenses paid to the Sponsor and approximately $81,000 of franchise tax expense.

For the three months ended March 31, 2020, we had a net income of $0.

Proposed Business Combination

On February 17, 2021, we entered into an Agreement and Plan of Merger (the “Original Merger Agreement”) with Meliora Merger Sub, Inc., a Delaware corporation and our wholly-owned subsidiary (“Merger Sub”), and AEye, Inc., a Delaware corporation (“AEye”). Pursuant to the Merger Agreement, subject to the terms and conditions set forth therein, upon the closing of the transactions contemplated thereby (the “Closing”), Merger Sub will merge with and into AEye (the “Merger” and together with the other transactions contemplated by the Merger Agreement, the “Transactions”), whereby the separate corporate existence of Merger Sub will cease and AEye will be the surviving corporation of the Merger and become our wholly owned subsidiary. At the Closing, we will amend our charter to, among other matters, change our name to “AEye Holdings, Inc.” On April 30, 2021, the Company entered into Amendment No. 1 to the Merger Agreement with Merger Sub and AEye (the “Merger Agreement Amendment” and, together with the Original Merger Agreement, the “Merger Agreement”). For more information about the business combination with AEye, see the Company’s Registration Statement on Form S-4 initially filed with the SEC on May 13, 2021 and as amended from time to time and the Current Reports on Form 8-K filed with the SEC on February 17, 2021 and May 3, 2021.

Contemporaneously with the execution of the Original Merger Agreement, we entered into separate Subscription Agreements (the “Subscription Agreements”) with a number of subscribers (each a “Subscriber”), including the Sponsor, pursuant to which the Subscribers agreed to purchase, and we agreed to sell to the Subscribers, at the Closing, an aggregate of 22.5 million shares of Class A common stock, for a purchase price of $10.00 per share and an aggregate purchase price of $225 million (the “PIPE Investments”), with the Sponsor’s Subscription Agreement accounting for $9.5 million of such aggregate PIPE Investments (of which the Sponsor has assigned $4.5 million of its subscription to an unrelated third-party).

Contractual Obligations

Business Combination Marketing Agreement

We engaged Cantor Fitzgerald & Co. (“CF&Co.”), an affiliate of the Sponsor, as an advisor in connection with the Initial Business Combination to assist us in holding meetings with our stockholders to discuss the Initial Business Combination and the target business’ attributes, introduce us to potential investors that are interested in purchasing the Company’s securities, assist us in obtaining stockholder approval for the Initial Business Combination and assist us with our press releases and public filings in connection with the Initial Business Combination. We will pay CF&Co. a cash fee for such services upon the consummation of the Initial Business Combination in an amount of $8,650,000, which is equal to 3.5% of the gross proceeds of the base offering in the Initial Public Offering, and 5.5% of the gross proceeds from the full exercise of the underwriters’ over-allotment option.

Related Party Loans

In order to finance transaction costs in connection with an intended Initial Business Combination, the Sponsor has committed up to $1,750,000 in the Sponsor Loan to be provided to us to fund expenses relating to investigating and selecting a target business and other working capital requirements, including $10,000 per month for office space, administrative and shared personnel support services that will be paid to the Sponsor, after the Initial Public Offering and prior to the Initial Business Combination. As of March 31, 2021 and December 31, 2020, we had borrowed approximately $733,000 and $428,000, respectively, under the Sponsor Loan.

The Sponsor pays expenses on our behalf. We reimburse the Sponsor for such expenses paid on our behalf. As of March 31, 2021 and December 31, 2020, we had accounts payable outstanding to the Sponsor for such expenses paid on our behalf of approximately $10,000 and $4,300, respectively.

Critical Accounting Policies and Estimates

The Company has identified the following as its critical accounting polices:

Use of Estimates

The preparation of our unaudited condensed consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates.

Emerging Growth Company

Section 102(b)(1) of the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a registration statement under the Securities Act of 1933, as amended (the “Securities Act”) declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. We have elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard.

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

Class A Common Stock Subject to Possible Redemption

We account for our Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Shares of conditionally redeemable Class A common stock (including Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, shares of Class A common stock are classified as stockholders’ equity. Our Class A common stock features certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, as of March 31, 2021 and December 31, 2020, 21,359,584 and 21,325,774 shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ equity section of our balance sheet, respectively.

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

Off-Balance Sheet Arrangements and Contractual Obligations

As of March 31, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations.

Recent Accounting Pronouncements

Our management does not believe there are any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, that would have a material effect on the accompanying unaudited condensed consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer (together, the “Certifying Officers”), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. In connection with this Report, and in light of the restatement of our financial statements for the year ended December 31, 2020, our Certifying Officers reevaluated and concluded that our disclosure controls and procedures were not effective, due solely to the material weakness in our internal control over financial reporting described below in “Changes in Internal Control Over Financial Reporting”. In light of this material weakness, we performed additional analyses as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Report present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, as the circumstances that led to the restatement of our year-end financial statements on May 4, 2021 had not yet been identified. Due solely to the events that led to our restatement of our financial statements, management has identified a material weakness in internal controls related to the accounting for warrants issued in connection with our initial public offering, as described in Note 2 to the Notes to Financial Statements entitled “Restatement of Previously Issued Financial Statements.”

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors.

There have been no material changes from the risk factors previously disclosed in the Company’s Annual Report for the fiscal year ended December 31, 2020, as filed with the SEC on March 15, 2021 and Amendment No. 1 thereto, as filed with the SEC on May 4, 2021. For risks relating to AEye and the Transactions, please see the Company’s Registration Statement on Form S-4 initially filed with the SEC on May 13, 2021 and as amended from time to time.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities

Use of Proceeds from the Initial Public Offering and Concurrent Private Placement

On November 17, 2020 we consummated the Initial Public Offering of 23,000,000 Units, with each Unit consisting of one share of Class A common stock and one-third of one warrant. Each whole warrant is exercisable to purchase one share of Class A common stock at an exercise price of $11.50 per whole share. The Units in the Initial Public Offering were sold at an offering price of $10.00 per Unit, generating total gross proceeds of approximately $230,000,000. CF&Co. acted as sole book-running manager for the Initial Public Offering. The securities sold in the Initial Public Offering were registered under the Securities Act on a registration statement on Form S-1 (No. 333-249367). The SEC declared the registration statement effective on November 12, 2020.

We paid a total of $4,100,000 in underwriting discounts and commissions and approximately $500,000 for other costs and expenses related to the Initial Public Offering. In addition, we have engaged CF&Co. as an advisor in connection with our business combination, pursuant to a Business Combination Marketing Agreement. We will pay CF&Co. a cash fee for such services out of funds in the Trust Account upon the consummation of the Initial Business Combination in an amount of $8,650,000, which is equal to 3.5% of the gross proceeds of the base offering in the Initial Public Offering, and 5.5% of the gross proceeds from the full exercise of the underwriters’ over-allotment option. We also repaid the Pre-IPO Note to our Sponsor from the proceeds of the Initial Public Offering.

After deducting the underwriting discounts and commissions and the offering expenses, the total net proceeds from our Initial Public Offering and the sale of the Private Placement Units was approximately $230,000,000, of which $225,000,000 of the proceeds from the Initial Public Offering and $5,000,000 of the proceeds of the sale of the Private Placement Units, was placed in the Trust Account. As of March 31, 2021, approximately $31,500 was held outside the Trust Account and will be used to fund the Company’s operating expenses. The proceeds held in the Trust Account may be invested by the trustee only in U.S. government treasury bills with a maturity of 185 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act.

There has been no material change in the planned use of the proceeds from the Initial Public Offering and Private Placement as is described in the Company’s final prospectus related to the Initial Public Offering.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits.

Exhibit No.	Description
10.1	Agreement and Plan of Merger, dated as of February 17, 2021, by and among the Company, Merger Sub and AEye. (1)

10.2	Form of Subscription Agreement (1)

10.3	Form of Stockholder Support Agreement. (1)

10.4	Form of Sponsor Support Agreement. (1)

10.5	Form of Lock-Up Agreement. (1)

10.6	Form of Registration Rights Agreement. (1)

31.1*	Certification of the Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of the Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of the Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

**	Furnished herewith

(1)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on February 17, 2021.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CF FINANCE ACQUISTION CORP. III

Date: May 14, 2021		/s/ Howard W. Lutnick
	Name:	Howard W. Lutnick
	Title:	Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: May 14, 2021		/s/ Alice Chan
	Name:	Alice Chan
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

