Form 10-Q
period 2021-06-30
CF Finance Acquisition Corp. III
filed 2021-08-10
CIK 1818644

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

As of August 10, 2021, there were 23,500,000 shares of Class A common stock, par value $0.0001 per share, and 5,750,000 shares of Class B common stock, par value $0.0001 per share, of the registrant issued and outstanding.

CF FINANCE ACQUISITION CORP. III

Quarterly Report on Form 10-Q

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

CF FINANCE ACQUISITION CORP. III

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2021	December 31, 2020
	(Unaudited)
Assets:
Current Assets:
Cash	$128,719	$1,250
Prepaid expenses	466,501	437,500
Total current assets	595,220	438,750
Other assets	145,833	364,583
Cash equivalents held in Trust Account	232,305,815	230,000,819
Total Assets	$233,046,868	$230,804,152

Liabilities and Stockholders’ Equity:
Current Liabilities:
Accrued expenses	$81,058	$28,099
Payables to related party	108,719	4,295
Sponsor loan - promissory notes	3,460,955	427,612
Franchise tax payable	100,000	24,615
Income tax payable	52	26
Total Current Liabilities	3,750,784	484,647
Warrant liability	12,611,665	12,061,764
Total Liabilities	16,362,449	12,546,411

Commitments and Contingencies (Note 5)
Class A common stock, 20,958,853 and 21,325,774 shares subject to possible redemption at $10.10 and $10.00 per share as of June 30, 2021 and December 31, 2020, respectively	211,684,415	213,257,740

Stockholders’ Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding as of both June 30, 2021 and December 31, 2020	-	-
Class A common stock, $0.0001 par value; 200,000,000 shares authorized; 2,541,147 and 2,174,226 issued and outstanding (excluding 20,958,853 and 21,325,774 shares subject to possible redemption) as of June 30, 2021 and December 31, 2020, respectively	254	217
Class B common stock, $0.0001 par value; 30,000,000 shares authorized; 5,750,000 shares issued and outstanding as of both June 30, 2021 and December 31, 2020	575	575
Additional paid-in capital	9,457,745	7,884,457
Accumulated deficit	(4,458,570)	(2,885,248)
Total Stockholders’ Equity	5,000,004	5,000,001
Total Liabilities and Stockholders’ Equity	$233,046,868	$230,804,152

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CF FINANCE ACQUISITION CORP. III

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2021	2020		2021	2020
General and administrative costs	$270,523	$-		$844,333	$-
Administrative expenses - related party	30,000	-		60,000	-
Franchise tax expense	50,050	-		130,575	-
Loss from operations	(350,573)	-		(1,034,908)	-
Interest income on investments held in Trust Account	5,815	-		11,487	-
Changes in fair value of warrant liability	(1,566,668)			(549,901)
Net loss	$(1,911,426)	$-		$(1,573,322)	$-

Weighted average number of shares of common stock outstanding:
Class A - Public shares	23,000,000	-		23,000,000	-
Class A - Private placement	500,000	-		500,000	-
Class B - Common stock	5,750,000	5,000,000	(1)	5,750,000	5,000,000	(1)
Basic and diluted net income (loss) per share:
Class A - Public shares	$0.00	$-		$0.00	$-
Class A - Private placement	$(0.31)	$-		$(0.25)	$-
Class B - Common stock	$(0.31)	$0.00		$(0.25)	$0.00

(1)	Excludes an aggregate of up to 750,000 shares subject to forfeiture if the over-allotment option is not exercised in full by the underwriter. This number has been retroactively restated to reflect the recapitalization of the Company in the form of a 2.5-for-1 stock split and subsequent return to the Company, which resulted in cancellation of 8,625,000 Founder Shares (see Note 6).

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CF FINANCE ACQUISITION CORP. III

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

For the Three and Six Months Ended June 30, 2021 and 2020

	Common Stock					Additional		Total
	Class A		Class B			Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares		Amount	Capital	Deficit	Equity
Balance - December 31, 2020	2,174,226	$217	5,750,000		$575	$7,884,457	$(2,885,248)	$5,000,001
Shares subject to possible redemption	(33,810)	(3)	-		-	(338,097)	-	(338,100)
Net income	-	-	-		-	-	338,104	338,104
Balance – March 31, 2021	2,140,416	214	5,750,000		575	7,546,360	(2,547,144)	5,000,005
Shares subject to possible redemption	400,731	40	-		-	1,911,385	-	1,911,425
Net loss	-	-	-		-	-	(1,911,426)	(1,911,426)
Balance – June 30, 2021	2,541,147	$254	5,750,000		$575	$9,457,745	$(4,458,570)	$5,000,004

	Common Stock					Additional		Total
	Class A		Class B			Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares		Amount	Capital	Deficit	Equity
Balance - December 31, 2019	-	$-	5,750,000	(1)	$575	$24,425	$(2,449)	$22,551
Net income	-	-	-		-	-	-	-
Balance – March 31, 2020	-	-	5,750,000		575	24,425	(2,449)	22,551
Net income	-	-	-		-	-	-	-
Balance – June 30, 2020	-	$-	5,750,000	(1)	$575	$24,425	$(2,449)	$22,551

(1)	This number has been retroactively restated to reflect the recapitalization of the Company in the form of a 2.5-for-1 stock split and subsequent return to the Company, which resulted in cancellation of 8,625,000 Founder Shares (see Note 6).

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CF FINANCE ACQUISITION CORP. III

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended June 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(1,573,322)	$-
Adjustments to reconcile net loss to net cash used in operating activities:
General and administrative expenses paid by related party	549,366	-
Interest income on investments held in Trust Account	(11,487)	-
Changes in fair value of warrant liability	549,901	-
Changes in operating assets and liabilities:
Prepaid expenses and other assets	247,749	-
Accrued expenses	52,958	-
Income tax payable	26	-
Payable to related party	104,424	-
Franchise tax payable	75,385	-
Net cash used in operating activities	(5,000)	-

Cash flows from investing activities:
Proceeds from Trust Account to pay tax	6,491	-
Cash deposited to Trust Account	(2,300,000)	-
Net cash used by investing activities	(2,293,509)	-

Cash flows from financing activities:
Proceeds from related party – Sponsor loan	3,033,343	-
Payment of related party payable	(607,365)	-
Net cash provided by financing activities	2,425,978	-

Net change in cash	127,469	-
Cash - beginning of the period	1,250	25,000
Cash - end of the period	$128,719	$25,000

Supplemental disclosure of noncash financing activities:
Prepaid expenses paid with payables to related party	$58,000	$-
Changes in Class A common stock subject to possible redemption	$(1,573,325)	$-

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

As of June 30, 2021, the Company had not commenced operations. All activity through June 30, 2021 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”) described below, and since the Initial Public Offering, relates to the Company’s efforts toward locating and completing a suitable Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company has generated non-operating income in the form of interest income on investments in money market funds that invest in U.S. Treasury Securities and cash equivalents from the proceeds derived from the Initial Public Offering, and recognized changes in the fair value of warrant liability as other income (expense).

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

On February 17, 2021, the Company entered into an Agreement and Plan of Merger (the “Original Merger Agreement”) by and among the Company, Meliora Merger Sub, Inc., a Delaware corporation and wholly-owned subsidiary of the Company (“Merger Sub”), and AEye, Inc., a Delaware corporation (“AEye”), a provider of high-performance, active LiDAR systems for vehicle autonomy, advanced driver assistance systems and robotic vehicle applications. Pursuant to the Merger Agreement, subject to the terms and conditions set forth therein, upon the closing of the transactions contemplated thereby (the “Closing”), Merger Sub will merge with and into AEye (the “Merger” and together with the other transactions contemplated by the Merger Agreement, the “Transactions”), whereby the separate corporate existence of Merger Sub will cease and AEye will be the surviving corporation of the Merger and become a wholly owned subsidiary of the Company. At the Closing, the Company will amend its charter to, among other matters, change its name to “AEye, Inc.” On April 30, 2021, the Company entered into Amendment No. 1 to the Merger Agreement with Merger Sub and AEye (the “Merger Agreement Amendment” and, together with the Original Merger Agreement, the “Merger Agreement”). The board of directors of each of AEye and the Company have unanimously approved the Transactions. The closing of the Transactions will require the approval of the stockholders of AEye and the Company, and is subject to other customary closing conditions, including the receipt of certain regulatory approvals. For more information about the business combination with AEye, see the Company’s Registration Statement on Form S-4 initially filed with the SEC on May 13, 2021 and as amended on June 28, 2021 and July 8, 2021 (the “Form S-4”), the definitive proxy statement filed with the SEC on July 21, 2021 (the “Proxy Statement”) and the Current Reports on Form 8-K filed with the SEC on February 17, 2021 and May 3, 2021.

Contemporaneously with the execution of the Original Merger Agreement, the Company entered into separate Subscription Agreements (the “Subscription Agreements”) with a number of subscribers (each a “Subscriber”), including the Sponsor, pursuant to which the Subscribers agreed to purchase, and the Company agreed to sell to the Subscribers, at the Closing, an aggregate of 22.5 million shares of Class A common stock, for a purchase price of $10.00 per share and an aggregate purchase price of $225.0 million (the “PIPE Investments”), with the Sponsor’s Subscription Agreement accounting for $9.5 million of such aggregate PIPE Investments (of which the Sponsor has assigned $4.5 million of its subscription to an unrelated third-party). The PIPE Investments are contingent upon the closing of the Business Combination with AEye and, therefore, do not affect the shares subject to possible redemption as of June 30, 2021.

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

On April 30, 2021, the Sponsor funded the amount needed to extend the Company’s time to consummate its initial Business Combination from May 17, 2021 to September 17, 2021 and agreed to fund the amount needed to further extend the Company’s time to consummate its initial Business Combination to January 17, 2022, if necessary. In connection therewith, the Company issued the Sponsor a promissory note in the amount of $2,300,000 and an additional amount of $0.10 per Public Share was deposited in the Trust Account.

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

Liquidity and Capital Resources

As of June 30, 2021 and December 31, 2020, the Company had $128,719 and $1,250, respectively, of cash in its operating account and working capital deficit of $3,155,564 and $45,897, respectively. As of June 30, 2021, the Company did not have any interest income from the Trust Account, as during the three months and six months ended June 30, 2021, $5,815 and $11,487 of the interest income earned on funds held in the Trust Account, respectively, was used to pay taxes.

The Company’s liquidity needs through June 30, 2021 have been satisfied through a contribution of $25,000 from the Sponsor in exchange for the issuance of the Founder Shares, a loan of approximately $140,000 from the Sponsor pursuant to a promissory note (the “Pre-IPO Note”) (see Note 5), the proceeds from the sale of the Private Placement Units not held in the Trust Account, and the Sponsor Loan (as defined below). The Company fully repaid the Pre-IPO Note upon completion of the Initial Public Offering. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor has committed up to $1,750,000 to be provided to the Company to fund the Company’s expenses relating to investigating and selecting a target business and other working capital requirements after the Initial Public Offering and prior to the Company’s initial Business Combination (the “Sponsor Loan”). If the Sponsor Loan is insufficient, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined in Note 5). On April 30, 2021, the Sponsor funded the amount needed to extend the Company’s time to consummate its initial Business Combination from May 17, 2021 to September 17, 2021 and agreed to fund the amount needed to further extend the Company’s time to consummate its initial Business Combination to January 17, 2022, if necessary. In connection therewith, the Company issued the Sponsor a promissory note in the amount of $2,300,000 and an additional amount of $0.10 per Public Share was deposited in the Trust Account.

As of June 30, 2021 and December 31, 2020, there was approximately $3,461,000 and $428,000, respectively, outstanding under the loans payable by the Company to the Sponsor, including approximately $1,161,000 and $428,000, respectively, outstanding under the Sponsor Loan and an additional $2,300,000 and $0, respectively, outstanding under the loan payable to the Sponsor as a result of the extension of the Combination Period from May 17, 2021 to September 17, 2021.

Basis of Presentation

The unaudited condensed consolidated financial statements are presented in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the SEC and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position as of June 30, 2021 and the results of operations and cash flows for the periods presented. Certain information and disclosures normally included in unaudited condensed consolidated financial statements prepared in accordance with U.S. GAAP have been omitted pursuant to such rules and regulations. Interim results are not necessarily indicative of results for a full year. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Form 10-K/A filed by the Company with the SEC on May 3, 2021.

In connection with the Company’s going concern considerations in accordance with guidance in Accounting Standards Update (“ASU”) No. 2014-15, Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern, the Company’s original mandatory liquidation date of May 17, 2021 was extended to September 17, 2021. In connection with the extension, the Sponsor funded the amount needed to extend the Company’s time to consummate its initial Business Combination. In addition, the Sponsor agreed to fund the amount needed to further extend the Company’s time to consummate its initial Business Combination to January 17, 2022, if necessary. It is the current intention, but not obligation, of the Sponsor to exercise, at least three four-month extensions, should a Business Combination not occur within the applicable allotted time period for such a Business Combination. The Sponsor has already exercised one of the four extensions available. The consummation of the Business Combination pursuant to the Merger Agreement is subject to, among other closing conditions, the approval of the stockholders of the Company, and other terms and conditions as described in the Current Reports on Form 8-K filed with the SEC on February 17, 2021 and April 30, 2021, the Form S-4 and the Proxy Statement. These unaudited condensed financial statements do not include any adjustments related to the recovery of the recorded assets or the classification of the liabilities should the Company be unable to continue as a going concern. As discussed in Note 1, in the event of a mandatory liquidation, within ten business days, the Company will redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents in its operating account as of June 30, 2021 and December 31, 2020. The balance of the Company’s investments held in the Trust Account as of June 30, 2021 and December 31, 2020 was comprised of cash equivalents.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation maximum coverage limit of $250,000, and cash equivalents held in the Trust Account. For the three and six months ended June 30, 2021 and 2020, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Principles of Consolidation

The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Merger Sub, as of June 30, 2021. Merger Sub had no assets or liabilities as of June 30, 2021. All significant inter-company transactions and balances have been eliminated in consolidation.

Fair Value of Financial Instruments

As of June 30, 2021 and December 31, 2020, the carrying values of cash, cash equivalents held in the Trust Account, accrued expenses, payables to related party, the Sponsor Loan and franchise tax payable approximated their fair values due to the short-term nature of the instruments.

Offering Costs Associated with the Initial Public Offering

Offering costs consisted of legal, accounting, and other costs incurred in connection with the preparation for the Initial Public Offering. These costs, together with the underwriting discount, were charged to stockholders’ equity upon the completion of the Initial Public Offering.

Warrant Liability

The Company evaluated the Public Warrants (as defined in Note 3) and Private Placement Warrants (as defined in Note 4 and, together with the Public Warrants, the “Warrants”) (see Note 4, Note 7 and Note 8) in accordance with guidance in Financial Accounting Standards Board (the “FASB”) Accounting Standards Codification (“ASC”) Topic 815-40, Derivatives and Hedging - Contracts in Entity’s Own Equity (“ASC 815-40”) and concluded that pursuant to the terms thereof related to certain tender or exchange offers, the Warrants are precluded from being accounted for as components of equity. As the Warrants meet the definition of a derivative under ASC 815, Derivatives and Hedging, the Warrants are recorded as liabilities on the balance sheet and measured at fair value at inception (on the date of the Initial Public Offering) and at each reporting date in accordance with ASC 820, Fair Value Measurement, with any subsequent changes in fair value recognized in statement of operations in the period of change.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC 480, Distinguishing Liabilities from Equity. Shares of Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Shares of conditionally redeemable Class A common stock (including Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, shares of Class A common stock are classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of June 30, 2021 and December 31, 2020, 20,958,853 and 21,325,774 shares of Class A common stock subject to possible redemption, respectively, are presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

Income Taxes

Income taxes are accounted for under ASC 740, Income Taxes (“ASC 740”), using the asset and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the unaudited condensed consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. To the extent that it is more likely than not that deferred tax assets will not be recognized, a valuation allowance would be established to offset their benefit.

ASC 740 prescribes a recognition threshold that a tax position is required to meet before being recognized in the unaudited condensed consolidated financial statements. The Company provides for uncertain tax positions, based upon management’s assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities. The Company recognizes interest and penalties related to unrecognized tax benefits as provision for income taxes on the statement of operations.

Net Loss Per Share of Common Stock

Net loss per share of common stock is computed by dividing net loss applicable to stockholders by the weighted average number of shares of common stock outstanding during the periods. The Company has not considered the effect of the warrants sold in the Initial Public Offering and Private Placement to purchase an aggregate of 7,833,332 shares of Class A common stock in the calculation of diluted earnings per share, since their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted earnings per share of common stock is the same as basic earnings per share of common stock for the periods presented.

The Company’s statement of operations includes a presentation of income per share of common stock subject to redemption in a manner similar to the two-class method of income per share. Net income per share, basic and diluted for shares of Class A common stock is calculated by dividing the interest income on investments held in the Trust Account, net of applicable taxes available to be withdrawn from the Trust Account by the weighted average number of shares of Class A common stock outstanding for the period, excluding 500,000 shares of Class A common stock held by the Sponsor, which is not subject to redemption. Net loss per share, basic and diluted for shares of Class B common stock is calculated by dividing the net income, less income attributable to the shares of redeemable Class A common stock by the weighted average number of shares of Class B common stock and 500,000 shares of Class A common stock held by the Sponsor and outstanding for the period.

The following table reflects the calculation of basic and diluted net loss per share of common stock:

	For the Three Months Ended June 30,
	2021	2020
Redeemable shares of Class A common stock
Numerator: earnings allocable to redeemable shares of Class A common stock
Interest income on investments held in Trust Account	$5,815	$-
Less franchise tax available to be withdrawn from the Trust Account	$(5,815)	$-
Net earnings	$-	$-
Denominator: weighted average number of redeemable shares of Class A common stock	23,000,000	-
Basic and diluted net loss per redeemable share of Class A common stock	$0.00	$-
Non-redeemable shares of Class A private placement common stock and Class B common stock
Numerator: net loss minus redeemable net earnings
Loss from operations	$(350,573)	$-
Less franchise tax available to be withdrawn from the Trust Account	$5,815	$-
Change in fair value of warrant liability attributable to non-redeemable shares of Class A private placement common stock and Class B common stock	$(1,566,668)	$-
Non-redeemable net loss	$(1,911,426)	$-
Denominator: weighted average number of non-redeemable shares of Class A private placement common stock and Class B common stock
Non-redeemable shares of Class A private placement common stock and Class B common stock, basic and diluted	6,250,000	5,000,000
Basic and diluted net loss per non-redeemable share of Class A private placement common stock and share of Class B common stock	$(0.31)	$0.00

	For the Six Months Ended June 30,
	2021	2020
Redeemable shares of Class A common stock
Numerator: earnings allocable to redeemable shares of Class A common stock
Interest income on investments held in Trust Account	$11,487	$-
Less franchise tax available to be withdrawn from the Trust Account	$(11,487)	$-
Net earnings	$-	$-
Denominator: weighted average number of redeemable shares of Class A common stock	23,000,000	-
Basic and diluted net loss per redeemable share of Class A common stock	$0.00	$-
Non-redeemable shares of Class A private placement common stock and Class B common stock
Numerator: net loss minus redeemable net earnings
Loss from operations	$(1,034,908)	$-
Less franchise tax available to be withdrawn from the Trust Account	$11,487	-
Change in fair value of warrant liability attributable to non-redeemable shares of Class A private placement common stock and Class B common stock	$(549,901)	$-
Non-redeemable net loss	$(1,573,322)	$-
Denominator: weighted average number of non-redeemable shares of Class A private placement common stock and Class B common stock
Non-redeemable shares of Class A private placement common stock and Class B common stock, basic and diluted	6,250,000	5,000,000
Basic and diluted net loss per non-redeemable share of Class A private placement common stock and Class B common stock	$(0.25)	$0.00

Recent Accounting Pronouncements

In August 2020, the FASB issued ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. The standard is expected to reduce complexity and improve comparability of financial reporting associated with accounting for convertible instruments and contracts in an entity’s own equity. The ASU also enhances information transparency by making targeted improvements to the related disclosures guidance. Additionally, the amendments affect the diluted EPS calculation for instruments that may be settled in cash or shares and for convertible instruments. The new standard will become effective for the Company beginning January 1, 2024, can be applied using either a modified retrospective or a fully retrospective method of transition and early adoption is permitted. Management is currently evaluating the impact of the new standard on the Company’s unaudited condensed consolidated financial statements.

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s unaudited condensed consolidated financial statements.

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

In order to finance transaction costs in connection with an intended initial Business Combination, the Sponsor has committed, pursuant to the Sponsor Loan, up to $1,750,000 to be provided to the Company to fund the Company’s expenses relating to investigating and selecting a target business and other working capital requirements, including $10,000 per month for office space, administrative and shared personnel support services that will be paid to the Sponsor, after the Initial Public Offering and prior to the Company’s initial Business Combination. On April 30, 2021, the Sponsor funded the amount needed to extend the Company’s time to consummate its initial Business Combination from May 17, 2021 to September 17, 2021 and agreed to fund the amount needed to further extend the Company’s time to consummate its initial Business Combination to January 17, 2022, if necessary. In connection therewith, the Company issued the Sponsor a promissory note in the amount of $2,300,000 and an additional amount of $0.10 per Public Share was deposited in the Trust Account. As of June 30, 2021 and December 31, 2020, there was approximately $3,461,000 and $428,000, respectively, outstanding under the loans payable by the Company to the Sponsor, including approximately $1,161,000 and $428,000, respectively, outstanding under the Sponsor Loan and an additional $2,300,000 and $0, respectively, outstanding under the loan payable to the Sponsor as a result of the extension of the Combination Period from May 17, 2021 to September 17, 2021.

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

The Sponsor pays expenses on the Company’s behalf. The Company reimburses the Sponsor for such expenses paid on its behalf. The unpaid balance is included in Payables to related parties on the accompanying balance sheet. As of June 30, 2021 and December 31, 2020, the Company had accounts payable outstanding to the Sponsor for such expenses paid on the Company’s behalf of approximately $109,000 and $4,300, respectively.

The Company may extend the initial period of time to consummate a Business Combination up to four times, each by an additional four months (for a total of 22 months to complete a Business Combination). In order to extend the time available for the Company to consummate a Business Combination, the Sponsor or its affiliates or designees must deposit into the Trust Account $2,300,000 ($0.10 per Public Share), up to an aggregate of $9,200,000, or $0.10 per Public Share, on or prior to the date of the applicable deadline, for each four month extension. Any such payments would be made by the Sponsor pursuant to a non-interest bearing loan issued by the Company which would be due and payable on the consummation of the Business Combination out of the proceeds of the Trust Account released to the Company. If the Company does not complete a Business Combination, it may repay such loans solely from assets not held in the Trust Account, if any. The Sponsor and its affiliates or designees are not obligated to fund the Trust Account to extend the time for the Company to complete a Business Combination. On April 30, 2021, the Sponsor funded the amount needed to extend the Company’s time to consummate its initial Business Combination from May 17, 2021 to September 17, 2021 and agreed to fund the amount needed to further extend the Company’s time to consummate its initial Business Combination to January 17, 2022, if necessary. In connection therewith, the Company issued to the Sponsor a promissory note in the amount of $2,300,000 (see Note 1). The Company has the additional option to extend the period of time to consummate a Business Combination up to three additional times each by an additional four months, for a total of up to 22 months from the closing of the Initial Public Offering to complete the Initial Business Combination.

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

Business Combination Marketing Agreement

The Company has engaged CF&Co. as an advisor in connection with the Company’s Business Combination (see above under Underwriting Agreement within this Note 5).

Risks and Uncertainties

Management is continuing to evaluate the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the pandemic could have an effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of the unaudited condensed consolidated financial statements. The unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 6—Stockholders’ Equity

Class A Common Stock - The Company is authorized to issue 200,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of June 30, 2021 and December 31, 2020, there were 2,541,147 and 2,174,226 shares, respectively, of Class A common stock issued and outstanding, excluding 20,958,853 and 21,325,774 shares, respectively, subject to possible redemption. Class A common stock includes 500,000 shares included in the Private Placement Units. The shares of Class A common stock included in the Private Placement Units do not contain the same redemption features contained in the shares sold in the Initial Public Offering.

Class B Common Stock - The Company is authorized to issue 30,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. As of both June 30, 2021 and December 31, 2020, there were 5,750,000 shares of Class B common stock issued and outstanding. The initial stockholders collectively own 20% of the Company’s issued and outstanding common stock after the Initial Public Offering (not including the Private Placement Units).

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

Preferred Stock - The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2021 and December 31, 2020, there were no shares of preferred stock issued or outstanding.

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

The Private Placement Warrants are identical to the Public Warrants, except that the Private Placement Warrants and the Class A common stock issuable upon the exercise of the Private Placement Warrants are not transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions.

Additionally, the Private Placement Warrants will be exercisable on a cashless basis and be non-redeemable so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

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

If the Company calls the Public Warrants for redemption, management will have the option to require all holders that wish to exercise the Public Warrants to do so on a “cashless basis,” as described in the warrant agreement.

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

Note 8—Fair Value Measurements on a Recurring Basis

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. U.S. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs to valuation techniques used in measuring fair value.

The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These three levels of the fair value hierarchy are:

●	Level 1 measurements - unadjusted observable inputs such as quoted prices for identical instruments in active markets;

●	Level 2 measurements - inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

●	Level 3 measurements - unobservable inputs for which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.

The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2021 and December 31, 2020, and indicate the fair value hierarchy of the inputs that the Company utilized to determine such fair value.

June 30, 2021

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total
Assets:
Assets held in Trust Account - U.S. Treasury Securities	$232,305,815	$-	$-	$232,305,815
Liabilities:
Warrant liability	$12,343,333	$268,332	$-	$12,611,665

December 31, 2020

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total
Assets:
Assets held in Trust Account - U.S. Treasury Securities	$230,000,819	$-	$-	$230,000,819
Liabilities:
Warrant liability	$-	$-	$12,061,764	$12,061,764

Level 1 assets as of June 30, 2021 and December 31, 2020 include investments in a money market fund that holds U.S. Treasury securities. The Company uses inputs such as actual trade data, benchmark yields, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.

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

Initial Measurement

The Company established the initial fair value for the Warrants on November 17, 2020, the date of the closing of the Initial Public Offering, and subsequent fair value as of December 31, 2020. As of December 31, 2020, the Public Warrants and Private Placement Warrants were measured at fair value on a recurring basis using an Options Pricing Model (the “OPM”). The Company allocated the proceeds received from (i) the sale of Units in the Initial Public Offering (which is inclusive of one share of Class A common stock and one-third of one Public Warrant), (ii) the sale of the Private Placement Units (which is inclusive of one share of Class A common stock and one-third of one Private Placement Warrant), and (iii) the issuance of Class B common stock, first to the Warrants based on their fair values as determined at initial measurement, with the remaining proceeds allocated to Class A common stock subject to possible redemption. The Warrants were classified as Level 3 at the initial measurement date and as of December 31, 2020 due to the use of unobservable inputs.

The Company utilized the OPM to value the Warrants as of December 31, 2020, with any subsequent changes in fair value recognized in the statement of operations. The estimated fair value of the warrant liability as of December 31, 2020 was determined using Level 3 inputs. Inherent in the OPM are assumptions related to expected share-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimated the volatility of its shares of common stock based on historical volatility that matches the expected remaining life of the Warrants. The risk-free interest rate was based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the Warrants. The expected life of the Warrants was assumed to be equivalent to their remaining contractual term. The dividend rate was based on the historical rate, which the Company anticipated to remain at zero. The aforementioned warrant liability is not subject to qualified hedge accounting.

The following table provides quantitative information about the inputs utilized by the Company in the fair value measurement of the Warrant as of December 31, 2020:

December 31, 2020
Risk-free interest rate	0.5%
Expected term (years)	5
Expected volatility	17.5%
Exercise price	$11.50
Stock price	$10.73
Dividend yield	0.0%

Subsequent Measurement

As of June 30, 2021, the fair measurement of the Public Warrants was reclassified from Level 3 to Level 1 due to the use of an observable quoted price in an active market. As the transfer of Private Placement Warrants to anyone who is not a permitted transferee would result in the Private Placement Warrants having substantially the same terms as the Public Warrants, the Company determined that the fair value of the Private Placement Warrants is equivalent to that of the Public Warrants. As such, the Private Placement Warrants were reclassified from Level 3 to Level 2 during the six months ended June 30, 2021.

As of June 30, 2021, the aggregate fair values of the Private Placement Warrants and Public Warrants were $0.3 million and $12.3 million, respectively.

The following table presents the changes in the fair value of warrant liability:

	Private Placement	Public	Warrant Liability
Fair value as of December 31, 2020	$256,632	$11,805,132	$12,061,764
Change in valuation inputs or other assumptions(1)	(21,633)	(995,134)	(1,016,767)
Fair Value as at March 31, 2021	234,999	10,809,998	11,044,997
Change in valuation inputs or other assumptions(1)	33,333	1,533,335	1,566,668
Fair value as of June 30, 2021(2)	$268,332	$12,343,333	$12,611,665

(1)	Changes in valuation inputs or other assumptions are recognized in change in fair value of warrant liability in the statement of operations.
(2)	Due to the use of quoted prices in an active market (Level 1) and the use of observable inputs for similar assets or liabilities (Level 2) for Public Warrants and Private Placement Warrants, respectively, subsequent to initial measurement, the Company had transfers out of Level 3 totaling $11.0 million during the six months ended June 30, 2021. There were no transfers between levels during the three months ended June 30, 2021.

Note 9—Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the financial statements date through the date that the unaudited condensed consolidated financial statements were available to be issued and determined that there have been no events that have occurred that would require adjustments to the disclosures in the unaudited condensed consolidated financial statements, except as set out below.

On July 21, 2021, the Company filed the Proxy Statement with respect to the special meeting of stockholders to be held in connection with the previously announced business combination with AEye (see Note 1) to approve the Merger Agreement and the other proposals set forth in the Proxy Statement. In addition, on July 21, 2021, the Company issued a press release announcing that the SEC declared effective the Form S-4, the Company has filed the Proxy Statement, the Company established July 12, 2021 as the record date for such special meeting of stockholders and that such special meeting of stockholders will be held on August 12, 2021 at 9:30 a.m. Eastern time.

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

On April 30, 2021, the Sponsor funded the amount needed to extend the Company’s time to consummate its initial business combination from May 17, 2021 to September 17, 2021, the proceeds of which were deposited into the Trust Account. In connection therewith, the Company issued the Sponsor a promissory note in the amount of $2,300,000. As a result of the foregoing extension, the balance of the Trust Account increased to $10.10 per Public Share. The Sponsor agreed to fund the amount needed to further extend the Company’s time to consummate its initial business combination to January 17, 2022, if necessary.

If we anticipate that we may not be able to consummate the Initial Business Combination by September 17, 2021, and subject to the Sponsor depositing additional funds into the Trust Account as set out below, the time to consummate the Initial Business Combination may be extended for an additional four months up to three additional times, for a total of up to 22 months from the closing of the Initial Public Offering to complete the Initial Business Combination. The stockholders will not be entitled to vote or redeem their shares in connection with any such extension. Pursuant to the terms of the Amended and Restated Certificate of Incorporation and the Trust Agreement entered into between us and Continental, in order for the time available for us to consummate the Initial Business Combination to be extended, the Sponsor or its affiliates or permitted designees, upon five business days advance notice prior to the applicable deadline, must deposit into the Trust Account $2,300,000 ($0.10 per Public Share), on or prior to the date of the applicable deadline, for each of the available four month extensions providing a total possible business Combination Period of 22 months at a total payment value of $9,200,000 ($0.10 per Public Share), including the $2,300,000 deposited by the Sponsor on April 30, 2021. Any such payments would be made by the Sponsor pursuant to a non-interest bearing loan issued by us which would be due and payable on the consummation of the Business Combination out of the proceeds of the Trust Account released to us. If we do not complete the Initial Business Combination, we may repay such loans solely from assets not held in the Trust Account, if any.

Liquidity and Capital Resources

As of June 30, 2021 and December 31, 2020, we had $128,719 and $1,250, respectively, of cash in our operating bank account and working capital deficit of approximately $3,156,000 and $46,000, respectively. As of June 30, 2021, we did not have any interest income in the Trust Account, as during the six months ended June 30, 2021, $11,487 of the interest income from the Trust Account was used to pay taxes.

Our liquidity needs through June 30, 2021 have been satisfied through a contribution of $25,000 from the Sponsor in exchange for the issuance of the founder shares, a loan of approximately $140,000 from the Sponsor pursuant to a promissory note (the “Pre-IPO Note”), the proceeds from the consummation of the Private Placement with the Sponsor not held in the Trust Account, and the Sponsor Loan (as defined below). We fully repaid the Pre-IPO Note upon completion of the Initial Public Offering. In addition, in order to finance transaction costs in connection with the Initial Business Combination, our Sponsor has committed up to $1,750,000 to be provided to us to fund our expenses relating to investigating and selecting a target business and other working capital requirements after the Initial Public Offering and prior to the Initial Business Combination (the “Sponsor Loan”). If the Sponsor Loan is insufficient, the Sponsor or an affiliate of the Sponsor, or certain of our officers and directors may, but are not obligated to, provide us additional loans.

On April 30, 2021, the Sponsor funded the amount needed to extend the Company’s time to consummate its initial Business Combination from May 17, 2021 to September 17, 2021 and agreed to fund the amount needed to further extend the Company’s time to consummate its initial Business Combination to January 17, 2022, if necessary. In connection therewith, the Company issued the Sponsor a promissory note in the amount of $2,300,000 and an additional amount of $0.10 per Public Share was deposited in the Trust Account.

As of June 30, 2021 and December 31, 2020, there was approximately $3,461,000 and $428,000, respectively, outstanding under the loans payable by the Company to the Sponsor, including approximately $1,161,000 and $428,000, respectively, outstanding under the Sponsor Loan and an additional $2,300,000 and $0, respectively, outstanding under the loan payable to the Sponsor as a result of the extension of the Combination Period from May 17, 2021 to September 17, 2021.

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

Results of Operations

Our entire activity from inception through June 30, 2021 related to our formation, the preparation for the Initial Public Offering, and since the closing of the Initial Public Offering, toward locating and completing a suitable Initial Business Combination. We have neither engaged in any operations nor generated any revenues to date. We will not generate any operating revenues until after completion of the Initial Business Combination. We will generate non-operating income in the form of interest income on investments held in the Trust Account. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2021, we had net loss of approximately $1,912,000, which consisted of approximately $1,567,000 of loss from the change in fair value of warrants liability, approximately $271,000 in general and administrative expenses, approximately $50,000 of franchise tax expense and $30,000 in administrative expenses to related party, which were partially offset by approximately $6,000 of interest income on investments held in the Trust Account.

For the six months ended June 30, 2021, we had net loss of approximately $1,574,000, which consisted of approximately $844,000 in general and administrative expenses, approximately $550,000 of loss from the change in fair value of warrants liability, approximately $131,000 of franchise tax expense and $60,000 in administrative expenses to related party, which were partially offset by approximately $11,000 of interest income on investments held in the Trust Account.

For the three and six months ended June 30, 2020, we had no income.

Proposed Business Combination

On February 17, 2021, we entered into an Agreement and Plan of Merger (the “Original Merger Agreement”) with Meliora Merger Sub, Inc., a Delaware corporation and our wholly-owned subsidiary (“Merger Sub”), and AEye, Inc., a Delaware corporation (“AEye”). Pursuant to the Merger Agreement, subject to the terms and conditions set forth therein, upon the closing of the transactions contemplated thereby (the “Closing”), Merger Sub will merge with and into AEye (the “Merger” and together with the other transactions contemplated by the Merger Agreement, the “Transactions”), whereby the separate corporate existence of Merger Sub will cease and AEye will be the surviving corporation of the Merger and become our wholly owned subsidiary. At the Closing, we will amend our charter to, among other matters, change our name to “AEye, Inc.” On April 30, 2021, the Company entered into Amendment No. 1 to the Merger Agreement with Merger Sub and AEye (the “Merger Agreement Amendment” and, together with the Original Merger Agreement, the “Merger Agreement”). For more information about the business combination with AEye, see the Company’s Registration Statement on Form S-4 initially filed with the SEC on May 13, 2021 and as amended on June 28, 2021 and July 8, 2021 (the “Form S-4”), the definitive proxy statement filed with the SEC on July 21, 2021 (the “Proxy Statement”) and the Current Reports on Form 8-K filed with the SEC on February 17, 2021 and May 3, 2021.

Contemporaneously with the execution of the Original Merger Agreement, we entered into separate Subscription Agreements (the “Subscription Agreements”) with a number of subscribers (each a “Subscriber”), including the Sponsor, pursuant to which the Subscribers agreed to purchase, and we agreed to sell to the Subscribers, at the Closing, an aggregate of 22.5 million shares of Class A common stock, for a purchase price of $10.00 per share and an aggregate purchase price of $225.0 million (the “PIPE Investments”), with the Sponsor’s Subscription Agreement accounting for $9.5 million of such aggregate PIPE Investments (of which the Sponsor has assigned $4.5 million of its subscription to an unrelated third-party).

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

On April 30, 2021, the Sponsor funded the amount needed to extend the Company’s time to consummate its initial Business Combination from May 17, 2021 to September 17, 2021 and agreed to fund the amount needed to further extend the Company’s time to consummate its initial Business Combination to January 17, 2022, if necessary. In connection therewith, the Company issued the Sponsor a promissory note in the amount of $2,300,000 and an additional amount of $0.10 per Public Share was deposited in the Trust Account. As of June 30, 2021 and December 31, 2020, there was approximately $3,461,000 and $428,000, respectively, outstanding under the loans payable by the Company to the Sponsor, including approximately $1,161,000 and $428,000, respectively, outstanding under the Sponsor Loan and an additional $2,300,000 and $0, respectively, outstanding under the loan payable to the Sponsor as a result of the extension of the Combination Period from May 17, 2021 to September 17, 2021.

The Sponsor pays expenses on our behalf. We reimburse the Sponsor for such expenses paid on our behalf. As of June 30, 2021 and December 31, 2020, we had accounts payable outstanding to the Sponsor for such expenses paid on our behalf of approximately $109,000 and $4,300, respectively.

Critical Accounting Policies and Estimates

The Company has identified the following as its critical accounting polices:

Use of Estimates

The preparation of our unaudited condensed consolidated financial statements and related disclosures in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. These accounting estimates require the use of assumptions about matters, some of which are highly uncertain at the time of estimation. To the extent actual experience differs from the assumptions used, our unaudited condensed consolidated balance sheets, unaudited condensed consolidated statements of operations and unaudited condensed consolidated statements of cash flows could be materially affected. We believe that the following accounting policies involve a higher degree of judgment and complexity.

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

Warrant Liability

We account for our outstanding public warrants and private placement warrants in accordance with guidance in Financial Accounting Standards Board Accounting Standards Codification (“ASC”) Topic 815-40, Derivatives and Hedging - Contracts in Entity’s Own Equity, under which the warrants do not meet the criteria for equity classification and must be recorded as liabilities. As both the public and private placement warrants meet the definition of a derivative under ASC 815, Derivatives and Hedging, they are measured at fair value at inception and at each reporting date in accordance with the guidance in ASC 820, Fair Value Measurement, with any subsequent changes in fair value recognized in the statement of operations in the period of change.

Class A Common Stock Subject to Possible Redemption

We account for our Class A common stock subject to possible redemption in accordance with the guidance in ASC 480, Distinguishing Liabilities from Equity. Shares of Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Shares of conditionally redeemable Class A common stock (including Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, shares of Class A common stock are classified as stockholders’ equity. Our Class A common stock features certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, as of June 30, 2021, and December 31, 2020, 20,958,853 and 21,325,774 shares of Class A common stock subject to possible redemption, respectively, are presented as temporary equity outside of the stockholders’ equity section of our balance sheets.

Net Income (Loss) Per Common Share

We comply with accounting and disclosure requirements of ASC Topic 260, Earnings Per Share. Net income per common share is computed by dividing net income (loss) applicable to common stockholders by the weighted average number of shares of common stock outstanding for the period. We have not considered the effect of the warrants sold in the Initial Public Offering and the concurrent Private Placement to purchase an aggregate of 7,833,332 shares of Class A common stock in the calculation of diluted earnings per share, since their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted earnings per common share is the same as basic earnings per common share for the period.

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

Off-Balance Sheet Arrangements and Contractual Obligations

As of June 30, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations.

Recent Accounting Pronouncements

See Note 2—“Summary of Significant Accounting Policies” to our unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for information regarding recent accounting pronouncements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer (together, the “Certifying Officers”), as of June 30, 2021, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. In connection with this Report, and in light of the restatement of our financial statements for the year ended December 31, 2020, our Certifying Officers reevaluated and concluded that our disclosure controls and procedures were not effective, due solely to the material weakness in our internal control over financial reporting described below in “Changes in Internal Control Over Financial Reporting.” In light of this material weakness, we performed additional analyses as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Notwithstanding the identified material weakness as of June 30, 2021, management believes that the financial statements included in this Report present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2021 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, with the exception of the below.

While we have processes to identify and appropriately apply applicable accounting requirements, we have enhanced our system of evaluating and implementing the accounting standards that apply to our financial statements, including through enhanced analyses by our personnel and third-party professionals with whom we consult regarding complex accounting applications. Specifically, during 2021 and through the date of this filing, management has been focused on remediating the material weakness in our internal control over financial reporting. Management believes the measures that we have implemented during 2021 have had a favorable impact on our internal control over financial reporting.

As part of our remediation efforts in connection with the identification of the material weakness discussed above, we have taken the following steps during the six months ended June 30, 2021:

●	We have implemented procedures intended to ensure that we identify and apply the applicable accounting guidance to all complex transactions.

●	We are establishing additional monitoring and oversight controls designed to ensure the accuracy and completeness of our condensed consolidated financial statements and related disclosures.

●	During 2021, management performed a broad and detailed analysis over the classification of our warrant liability. Based on the analysis, the warrants are classified as a liability on our condensed consolidated balance sheet and measured at fair value through condensed consolidated statement of operations at the end of each reporting period.

While we took considerable action to remediate the material weakness, such remediation has not been fully evidenced. Accordingly, we continue to test our controls implemented during the six months ended June 30, 2021 to assess whether our controls are operating effectively. While there can be no assurance, we believe our material weakness will be remediated during the course of fiscal 2021.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors.

There have been no material changes from the risk factors previously disclosed in the Company’s Annual Report for the fiscal year ended December 31, 2020, as filed with the SEC on March 15, 2021 and Amendment No. 1 thereto, as filed with the SEC on May 4, 2021. For risks relating to AEye and the Transactions, please see the Form S-4 and the Proxy Statement.

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

After deducting the underwriting discounts and commissions and the offering expenses, the total net proceeds from our Initial Public Offering and the sale of the Private Placement Units was approximately $230,000,000, of which $225,000,000 of the proceeds from the Initial Public Offering and $5,000,000 of the proceeds of the sale of the Private Placement Units, was placed in the Trust Account. As of June 30, 2021, approximately $128,700 was held outside the Trust Account and will be used to fund the Company’s operating expenses. The proceeds held in the Trust Account may be invested by the trustee only in U.S. government treasury bills with a maturity of 185 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act.

There has been no material change in the planned use of the proceeds from the Initial Public Offering and Private Placement as is described in the Company’s final prospectus related to the Initial Public Offering.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits.

Exhibit No.	Description
10.1	Amendment to Merger Agreement, dated as of April 30, 2021, by and among the Company, Merger Sub and AEye. (1)

10.3	Amended and Restated Stockholder Support Agreement, dated as of April 30, 2021. (1)

10.4	Amendment to Sponsor Support Agreement, dated as of April 30, 2021. (1)

10.5	Promissory Note Issued to the Sponsor, dated as of April 30, 2021. (1)

31.1 *	Certification of the Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 *	Certification of the Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 **	Certification of the Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 **	Certification of the Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101. INS	Inline XBRL Instance Document

101. SCH	Inline XBRL Taxonomy Extension Schema Document

101. CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101. DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101. LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101. PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive File

*	Filed herewith.

**	Furnished herewith

(1)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on April 30, 2021.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CF FINANCE ACQUISTION CORP. III

Date: August 10, 2021	By:	/s/ Howard W. Lutnick
	Name:	Howard W. Lutnick
	Title:	Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: August 10, 2021	By:	/s/ Jane Novak
	Name:	Jane Novak
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

