Form 10-Q
period 2021-09-30
AEye, Inc.
filed 2021-11-15
CIK 1818644

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to ________

Commission file number 333-259554
AEye, Inc.
(Exact name of registrant as specified in its charter)

Delaware	37-1827430
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One Park Place, Suite 200, Dublin, CA	94568 (Zip Code)
(Address of Principal Executive Offices)
(925) 400-4366
Registrant's telephone number, including area code
Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, $0.0001 par value per share	LIDR	The Nasdaq Stock Market LLC
Warrants to purchase one share of common stock	LIDRW	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company, or an emerging growth company.. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of November 12, 2021, the registrant had 154,595,440 shares of common stock, $0.0001 par value per share, outstanding.

Part I - Financial Information
Item 1. Financial Statements

AEYE, INC. CONDENSED CONSOLIDATED BALANCE SHEETS (In thousands, except share and par value)
	September 30, 2021	December 31, 2020
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$52,468	$15,275
Marketable securities	129,910	—
Accounts receivable, net	147	156
Inventories, net	4,852	2,655
Prepaid and other current assets	6,701	1,396
Total current assets	194,078	19,482
Property and equipment, net	4,835	4,865
Restricted cash	2,150	1,222
Other noncurrent assets	169	316
Total assets	$201,232	$25,885

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$4,039	$1,807
Accrued expenses and other current liabilities	4,077	3,356
Deferred revenue (including $200 from related parties)	245	660
Convertible notes	—	29,079
Borrowing - net of issuance costs, current portion	—	2,693
Total current liabilities	8,361	37,595
Deferred rent, noncurrent	3,185	3,631
Private placement warrant liability	156	—
Borrowings - net of issuance costs, noncurrent	—	2,884
Total liabilities	11,702	44,110
COMMITMENTS AND CONTINGENCIES (Note 17)
STOCKHOLDERS’ EQUITY (DEFICIT):
Preferred stock—$0.0001 par value: 1,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock—$0.0001 par value: 300,000,000 shares authorized; 154,565,671 and 101,286,645 shares issued and outstanding at September 30, 2021 and December 31, 2020	15	10
Additional paid-in capital	316,318	68,549
Accumulated other comprehensive loss	(42)	—
Accumulated deficit	(126,761)	(86,784)
Total stockholders’ equity (deficit)	189,530	(18,225)
Total liabilities and stockholders’ equity (deficit)	$201,232	$25,885
The accompanying notes are an integral part of these condensed consolidated financial statements.

AEYE, INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (In thousands, except share and per share data) (Unaudited)
	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020

REVENUE:
Prototype sales (including $0 and $161 from related parties for the three and nine months ended September 30, 2021, respectively)	$127	$87	$588	$150
Development contracts (including $0 and $500 from related parties for the three and nine months ended September 30, 2021)	—	1,050	615	1,150

Total revenues	127	1,137	1,203	1,300
Cost of revenue	466	317	1,537	464

Gross (loss) profit	(339)	820	(334)	836

OPERATING EXPENSES:
Research and development	7,468	3,247	19,030	11,207
Sales and marketing	2,991	672	6,489	2,610
General and administrative	6,086	1,650	13,846	4,862

Total operating expenses	16,545	5,569	39,365	18,679

LOSS FROM OPERATIONS	(16,884)	(4,749)	(39,699)	(17,843)

OTHER INCOME (EXPENSE):
Change in fair value of embedded derivative liability and warrant liabilities	341	1,366	222	1,284
Gain on PPP loan forgiveness	—	—	2,297	—
Interest income and other	69	6	74	19
Interest expense and other	(919)	(401)	(2,871)	(955)

Total other income (expense), net	(509)	971	(278)	348
Provision for income tax expense	—	—	—	—

Net loss	$(17,393)	$(3,778)	$(39,977)	$(17,495)
Net unrealized loss on available-for-sale securities	(42)	—	(42)	—

Comprehensive loss	$(17,435)	$(3,778)	$(40,019)	$(17,495)
PER SHARE DATA
Net loss per common share (basic and diluted)	$(0.15)	$(0.04)	$(0.39)	$(0.17)
Weighted average common shares outstanding (basic and diluted)	114,891,595	103,155,756	102,953,263	103,054,374

The accompanying notes are an integral part of these condensed consolidated financial statements.

AEYE, INC. CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) Nine Months Ended September 30, 2021 and September 30, 2020 (In thousands, except share data) (Unaudited)
	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity (Deficit)
	Shares	Amount	Shares	Amount
BALANCE—December 31, 2020 (as previously reported)	16,383,725	$62,639	10,838,010	$—	$5,920	$—	$(86,784)	$(18,225)
Retroactive application of recapitalization (Note 2)	(16,383,725)	(62,639)	90,448,635	10	62,629	—	—	—
Balance as of December 31, 2020, as adjusted (Note 2)	—	—	101,286,645	10	68,549	—	(86,784)	(18,225)
Stock-based compensation	—	—	—	—	4,230	—	—	4,230
Issuance of common stock upon exercise of stock options	—	—	180,202	—	89	—	—	89
Net Loss	—	—	—	—	—	—	(22,584)	(22,584)
BALANCE—June 30, 2021	—	$—	101,466,847	$10	$72,868	$—	$(109,368)	$(36,490)
Stock-based compensation	—	—	—	—	2,282	—	—	2,282
Issuance of common stock upon exercise of stock options	—	—	23,917	—	11	—	—	11
Issuance of common stock in lieu of cash retainer	—	—	1,171	—	10	—	—	10
Conversion of convertible notes and accrued interest into Class A common stock	—	—	20,778,097	2	39,093	—	—	39,095
Business Combination and PIPE financing	—	—	31,894,635	3	256,808	—	—	256,811
Offering cost in connection with Business Combination and PIPE financing	—	—	—	—	(52,661)	—	—	(52,661)

Net settlement of common stock and Series A preferred stock warrants	—	—	240,806	—	—	—	—	—
Assumption of the private placement warrant liability in connection with Business Combination	—	—	—	—	(268)	—	—	(268)
Repurchase of stock options	—	—	—	—	(1,500)	—	—	(1,500)
Issuance of common stock upon vesting of restricted stock units	—	—	197,759	—	—	—	—	—
Taxes related to net share settlement of equity awards	—	—	(37,561)	—	(325)	—	—	(325)
Unrealized loss on available-for-sale securities	—	—	—	—	—	(42)	—	(42)
Net loss	—	—	—	—	—	—	(17,393)	(17,393)
BALANCE—September 30, 2021	—	$—	154,565,671	$15	$316,318	$(42)	$(126,761)	$189,530

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity (Deficit)
	Shares	Amount	Shares	Amount
BALANCE—December 31, 2019 (as previously reported)	16,383,725	$62,639	11,283,838	$—	$3,305	$(60,233)	$5,711
Retroactive application of recapitalization (Note 2)	(16,383,725)	(62,639)	91,661,644	10	62,629	—	—
Balance as of December 31, 2019, as adjusted (Note 2)	—	—	102,945,482	10	65,934	(60,233)	5,711
Stock-based compensation	—	—	—	—	543	—	543
Issuance of common stock upon exercise of stock options	—	—	298,873	—	82	—	82
Net loss	—	—	—	—	—	(13,717)	(13,717)
BALANCE—June 30, 2020	—	$—	103,244,355	$10	$66,559	$(73,950)	$(7,381)
Stock-based compensation	—	—	—	—	272	—	272
Issuance of common stock upon exercise of stock options	—	—	91,163	—	46	—	46
Repurchase of common stock	—	—	(3,536,070)	—	—	—	—
Net loss	—	—	—	—	—	(3,778)	(3,778)
BALANCE—September 30, 2020	—	$—	99,799,448	$10	$66,877	$(77,728)	$(10,841)

The accompanying notes are an integral part of these condensed consolidated financial statements.

AEYE, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands) (Unaudited)
	Nine months ended September 30,
	2021	2020

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(39,977)	$(17,495)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	769	679
Change in fair value of embedded derivative liability and warrant liabilities	(222)	(1,284)
Noncash gain on PPP loan forgiveness	(2,297)	—
Stock-based compensation	6,522	815
Amortization of issuance costs	725	45
Amortization of debt discount	752	509
Amortization of premiums on marketable securities	47	—
Other	286	116
Changes in operating assets and liabilities:
Accounts receivable, net	9	(91)
Inventories, net	(2,197)	(414)
Prepaid and other current assets	(5,305)	3,832
Other noncurrent assets	(142)	108
Accounts payable	840	(230)
Accrued expenses and other current liabilities	1,417	44
Deferred rent	(400)	(391)
Deferred revenue	(415)	(201)
Net cash used in operating activities	(39,588)	(13,958)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(713)	(4,017)
Purchase of available-for-sale securities	(129,999)	—
Net cash used in investing activities	(130,712)	(4,017)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the exercise of stock options	100	128
Proceeds from Business Combination and PIPE financing	256,811	—
Transaction costs related to Business Combination and PIPE financing	(47,775)	—
Proceeds from the issuance of convertible notes	8,045	12,596
Proceeds from bank loans	10,000	2,270
Principal payments on bank loans	(13,333)	(444)
Transaction costs related to Business Combination and PIPE financing paid prior to the close	(3,210)	—
Payments of debt issuance costs	(717)	(122)
Repurchase of stock options	(1,500)	—
Net cash provided by financing activities	208,421	14,428
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	38,121	(3,547)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH—Beginning of period	16,497	8,205
CASH, CASH EQUIVALENTS AND RESTRICTED CASH—Ending	$54,618	$4,658
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$358	$148

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Changes in purchases of property and equipment recorded in accounts payable and accrued liabilities	26	(3,159)
Financings costs included in accounts payable and accrued liabilities	1,387	72
Conversion of Series A and Series B preferred stock into Class A common stock	62,639	—
Conversion of Convertible notes and accrued interest into Class A common stock	39,095	—
Assumption of the private placement warrant liability in connection with Business Combination	268	—
Transaction costs paid in 2020, previously recorded to other non-current assets and reclassified to additional paid-in capital	289	—
Issuance of Class A common stock in lieu of cash retainer	10	—
Taxes related to net settlement of restricted stock units included in accrued liabilities	325	—

The accompanying notes are an integral part of these condensed consolidated financial statements.

AEYE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data or otherwise stated)

1.ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

AEye, Inc. (the "Company" or “AEye”) is a provider of high-performance, active LiDAR systems for vehicle autonomy, advanced driver-assistance systems (ADAS), and robotic vision applications. AEye’s software-definable iDAR™ (Intelligent Detection and Ranging) platform combines solid-state active LiDAR, an optionally fused low-light HD camera, and integrated deterministic artificial intelligence to capture more intelligent information with less data, enabling faster, more accurate, and more reliable perception.

On February 17, 2021, AEye Technologies, Inc., then known as AEye, Inc. ("AEye Technologies"), entered into the Agreement and Plan of Merger (the "Merger Agreement") with CF Finance Acquisition Corp. III, a Delaware corporation ("CF III"), now known as AEye, Inc., and Meliora Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of CF III ("Merger Sub"). Based on CF III's business activities, it was a "shell company" as defined under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). On August 16, 2021 (the "Closing Date"), CF III consummated the business combination (the "Business Combination," and together with the other transactions contemplated by the Merger Agreement, the "Transactions") pursuant to the Merger Agreement, and Merger Sub was merged with and into AEye Technologies with AEye Technologies surviving the merger as a wholly owned subsidiary of CF III. On the Closing Date, and in connection with the closing of the Transactions (the "Closing"), CF III changed its name to AEye, Inc.

The Company's common stock and public warrants are now listed on the Nasdaq Stock Market LLC ("Nasdaq") under the symbols "LIDR" and "LIDRW", respectively. Unless otherwise specified, "we", "us", "our", "AEye", and the "Company" refers to AEye, Inc., the combined company following the Business Combination. Refer to Note 2 for further discussion of the Business Combination.

Unaudited Condensed Consolidated Financial Statements

The accompanying condensed consolidated financial statements are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") and include all adjustments necessary to the fair presentation of the Company’s condensed consolidated financial position, results of operations, and cash flows for the period presented under the rules and regulations of the Securities and Exchange Commission ("SEC") for interim financial reporting. The accompanying interim unaudited condensed consolidated financial statements and accompanying notes have been prepared in accordance with U.S. GAAP along with instructions to Form 10-Q and Article 10 of SEC Regulation S-X.

Business Combination

The Business Combination is accounted for as a reverse recapitalization, as AEye Technologies was determined to be the accounting acquirer under Financial Accounting Standards Board (FASB)’s Accounting Standards Codification Topic 805, Business Combinations (ASC 805). The determination is primarily based on the evaluation of the following facts and circumstances:

•the equity holders of AEye Technologies hold the majority of voting rights in the Company;
•the board of directors of AEye Technologies represent a majority of the members of the board of directors of the Company;
•the senior management of the AEye Technologies became the senior management of the Company; and
•the operations of AEye Technologies comprise the ongoing operations of the Company.

In connection with the Business Combination, outstanding capital stock of AEye Technologies was converted into common stock of the Company, par value $0.0001 per share, representing a recapitalization, and the net assets of the Company were acquired at historical cost, with no goodwill or intangible assets recorded. The consolidated assets and liabilities and results of operations prior to the Closing are those of AEye Technologies. The shares and corresponding capital amounts and net loss per share available to common stockholders, prior to the Business Combination, have been retroactively restated as shares reflecting the Exchange Ratio (as defined below) established in the Merger Agreement. The number of shares of preferred stock was also retroactively converted into common shares based on the Exchange Ratio.

Principle of Consolidation and Liquidity

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.
The Company has funded its operations primarily through the Business Combination and issuances of stock. As discussed in Note 2 the Company consummated the Business Combination with CF Finance Acquisition Corp. III on August 16, 2021 for proceeds of $256,811, net of transaction expenses of $52,661, from the transaction. As of September 30, 2021, the Company’s existing sources of liquidity included cash and cash equivalents and marketable securities of $182,378. The Company has a limited history of operations and has incurred negative cash flows from operating activities and losses from operations in the past as reflected in the accumulated deficit of $126,761 and net current assets of $185,717 as of September 30, 2021. During the nine months ended September 30, 2021, the Company incurred a net loss of $39,977 and had negative cash flows from operating activities of $39,588. The Company expects to continue to incur operating losses due to the investments it intends to make in its business, including product development. Management believes that existing cash and cash equivalents and marketable securities will be sufficient to fund operating and capital expenditure requirements through at least 12 months from the date of issuance of these financial statements.

Future capital may be required to grow the business, however, and this will depend on many factors, including sales volume, the timing and extent of spending to support research and development efforts, the expansion of sales and marketing activities, and market adoption of new and enhanced products and features. From time to time, the Company may seek to raise additional funds through debt or equity issuances. If the Company is unable to raise additional capital when desired and on reasonable terms, the business, results of operations, and financial condition could be adversely affected. The Company’s long-term success is dependent upon its ability to successfully market its products and services; generate revenue; maintain or reduce its operating costs and expenses; meet its obligations; obtain additional capital when needed; and, ultimately, achieve profitable operations.

Reclassification of Prior Year Presentation

Certain prior year amounts have been reclassified for consistency with the current year presentation. Specifically, restricted cash is now presented as a separate line item on the condensed consolidated balance sheets and was previously included within other noncurrent assets; all other changes made were immaterial.

Significant Risks and Uncertainties

The Company is subject to those risks common in the technology industry and also those risks common to early stage companies including, but not limited to, the possibility of not being able to successfully develop or market its products, technological obsolescence, competition, dependence on key personnel and key external alliances, the successful protection of its proprietary technologies, compliance with government regulations, and the possibility of not being able to obtain additional financing when needed.

In December 2019, a novel strain of coronavirus (COVID-19) began to impact the population of China and expanded into a worldwide pandemic during 2020, leading to significant business and supply chain disruptions. While the quarantine, social distancing and other regulatory measures instituted or recommended in response to COVID-19 are expected to be temporary, the duration of the business disruptions, and related financial impact, cannot be estimated at this time. Nevertheless, COVID-19 presents material uncertainty and risk with respect to the Company, its performance, and its financial results and could adversely affect the Company’s financial position and results.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected to take advantage of the benefits of the extended transition period for new or revised financial accounting standards. This may make it difficult or impossible to compare the Company’s financial results with the financial results of another public company that is either not an emerging growth company or is an emerging growth company that has chosen not to take advantage of the extended transition period exemptions because of the potential differences in accounting standards used.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant items subject to such estimates and assumptions include the useful lives of fixed assets; the valuation of deferred tax assets, fixed assets, inventory, investments, embedded derivative, fair value of common stock, and share-based compensation.

Segment Reporting

We manage our business on the basis of one reportable and operating segment. Operating segments are defined as, components of an enterprise which separate financial information, is evaluated regularly by the chief operating decision maker, which is our Chief Executive Officer (“CEO”). The CEO decides how to allocate resources and assesses the Company’s performance based upon condensed consolidated financial information. All of our sales were made to customers (in USD) located in the United States, Europe, and Asia through AEye, Inc., and all property and equipment is located in the United States.

Cash and Cash Equivalents and Marketable Securities

The Company considers all highly liquid investments, such as treasury bills, commercial paper, certificates of deposit, and money market instruments with maturities of three months or less at the time of acquisition to be cash equivalents. Cash equivalents primarily consist of amounts held in interest-bearing money market accounts that were readily convertible to cash. Cash equivalents are stated at cost, which approximates fair market value.

Marketable securities have been classified as available-for-sale and are carried at estimated fair value as determined based upon quoted market prices or pricing models for similar securities. Unrealized gains and losses in fair value of the available-for-sale ("AFS") debt securities are reported in other comprehensive income (loss). When the AFS debt securities are sold, cost is based on the specific identification method, and the realized gains and losses are included in other income (expense), net in the condensed consolidated statements of operations. The Company determines the appropriate classification of its investments at the time of purchase and reevaluates such designation at each balance sheet date. The Company considers all AFS debt securities as available for use to support current operations, including those with maturity dates beyond one year and are classified as current assets under marketable securities in the accompanying condensed consolidated balance sheets. AFS debt securities included in marketable securities on the condensed consolidated balance sheets consist of securities with original maturities greater than three months at the time of purchase. Interest on marketable securities is included within interest income.

Restricted Cash

Restricted cash of $2,150 and $1,222 as of September 30, 2021 and December 31, 2020, respectively consists of funds that are contractually restricted as to usage or withdrawal due to a contractual agreement. In 2020, the Company had a letter of credit to the amount of $2,150 with Silicon Valley Bank as security for the payment of rent on its new headquarters in Dublin, CA. During the year ended December 31, 2020, as a result of COVID-19, the Company agreed to a rent payment restructuring arrangement with the landlord, whereby restricted cash under the letter of credit was released and $928 was used to fund rental payments during the period from May 1, 2020 through December 31, 2020. At December 31, 2020, the Company had an available letter of credit of $928. As part of the restructuring arrangement, the Company replenished the letter of credit back by paying $928 in January 2021.
Concentration of Credit Risk

Financial instruments which potentially subject the Company to concentration of credit risk consist primarily of cash and cash equivalents, marketable securities, and accounts receivable. The Company places its cash and cash equivalents with major financial institutions, which management assesses to be of high credit quality, to limit the exposure of each investment. The Company's marketable securities have investment grade ratings when purchased which mitigates risk.

The Company’s accounts receivables are derived from customers located in the U.S., Europe, and Asia. The Company mitigates its credit risks by performing ongoing credit evaluations of its customers’ financial conditions. The Company generally does not require collateral.

The Company’s concentration of risk related to accounts receivable and accounts payable was determined by evaluating the number of customers and vendors accounting for 10% or more of accounts receivable ("AR") and accounts payable ("AP"). As of September 30, 2021, AEye had three customers accounting for 10% or more of AR and two vendors accounting for 10% or more of AP. As of December 31, 2020, AEye had four customers accounting for 10% or more of AR and three vendors accounting for 10% or more of AP.

For the three and nine months ended September 30, 2021 and 2020, revenue from the Company’s major customers representing 10% or more of total revenue was as follows:

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
	(unaudited)
Customer A	*	92%	*	81%
Customer B	21%	*	*	*
Customer C	16%	*	*	*
Customer D	13%	*	*	*
Customer E	16%	*	*	*
Customer F	35%	*	20%	*
Customer G	*	*	42%	*
Customer H	*	*	11%	*

*Customer accounted for less than 10% of total revenue in the period.

Fair Value of Financial Instruments

The Company defines fair value as an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. As such, fair value is a market-based measurement that is determined based on assumptions that market participants would use in pricing an asset or liability.

Derivatives

The Company accounts for derivative instruments in accordance with Accounting Standards Codification (“ASC”) 815, Derivatives and Hedging. The Company’s objectives and strategies for using derivative instruments, and how the derivative instruments and related hedged items are accounted for affect the financial statements.

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risk. Terms of convertible debt instruments are reviewed to determine whether they contain embedded derivative instruments that are required under ASC 815 to be accounted for separately from the host contract and recorded on the condensed consolidated balance sheets at fair value.

An evaluation of specifically identified conditions is made to determine whether the fair value of the derivative issued is required to be classified as equity or as a derivative liability. The fair value of derivative liabilities is required to be revalued at each reporting date, with corresponding changes in fair value recorded in current period operating results.

Accounts Receivable, net

Accounts receivable are recorded at the invoiced amount and do not bear interest. Amounts collected on accounts receivable are included in net cash provided by operating activities in the condensed consolidated statements of cash flows.

Accounts receivable are reduced by an allowance for doubtful accounts, which is the Company’s best estimate of the amount of credit losses inherent in its existing accounts receivable. The Company reviews the need for an allowance for doubtful accounts quarterly based on historical experience with each customer and the specifics of each arrangement. On September 30, 2021 and December 31, 2020, the Company did not have an allowance for doubtful accounts or write-offs.

Inventories, net

Inventories consist of raw materials, work in progress and finished goods. Inventories are stated at the lower of cost and net realizable value and costs are computed under the standard cost method. Prototype inventory cost consists of the associated raw material, direct and indirect labor. The Company evaluates the need for inventory write-downs associated with obsolete, slow moving, and non-sellable inventory by reviewing estimated net realizable values on a periodic basis and records a provision for excess and obsolete inventory to adjust the carrying value of inventory as needed. The Company recorded an allowance to write down inventory of $546 and $298 as of September 30, 2021 and December 31, 2020 respectively, to reduce inventory to the lower of cost or to its net realizable value.

Deferred Transaction Costs

The Company capitalized qualified legal, accounting, and other direct costs related to the Business Combination which were deferred until completion of the Business Combination. In August 2021, upon the completion of the Business Combination, all deferred costs were offset against proceeds from the Business Combination and the private investment in public equity ("PIPE") financing.

Property and Equipment, net

Property and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which range from 3 to 7 years. Leasehold improvements are amortized over the shorter of the lease term or expected useful life of the improvements.

Impairment of Long-Lived Assets

The Company evaluates its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. There are no impairment charges recorded in the condensed consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2021 and 2020.

Leases

The Company rents office space and vehicles under long-term leases that are accounted for as operating leases following ASC 840, Leases. Rent expense is recognized on a straight-line basis over the expected lease term. The difference between straight-line rent expense and amounts paid are recorded as a deferred rent liability. Lease incentives, including tenant improvement allowances, are also recorded as a deferred rent liability and amortized as a reduction of rent expense on a straight-line basis over the expected term of the lease.

Revenue Recognition

In 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (ASC 606) (collectively, “ASC 606”). ASC 606 requires companies to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, ASC 606 requires disclosures of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers.

The Company generates revenues from the sale of prototype systems and from R&D and collaboration arrangements with automakers and suppliers to automakers. Under ASC 606, the Company accounts for such arrangements as contracts with customers and accordingly recognizes revenue by applying the following steps:

•Identification of the contract, or contracts, with a customer
•Identification of the performance obligations in the contract
•Determination of the transaction price
•Allocation of the transaction price to the performance obligations in the contract
•Recognition of revenue when, or as, the Company satisfies a performance obligation

See Note 15, Revenue, for additional information related to the application of ASC 606 to the Company’s primary revenue streams.

Sales taxes collected from customers and remitted to governmental authorities are accounted for on a net basis and therefore are excluded from revenues in the condensed consolidated statements of operations.

Contract Liabilities

Contract liabilities relate to deferred revenue. Deferred revenue consists of amounts that have been invoiced with cash received but for which revenue not been recognized. This generally includes unrecognized revenue balances for technology development. Deferred revenue that will be realized during the succeeding 12-month period is recorded within current liabilities and the remaining deferred revenue is recorded as noncurrent liabilities.

Arrangements with Multiple Performance Obligations

When a contract involves multiple performance obligations, the Company accounts for individual products and services separately if the customer can benefit from the product or service on its own or with other resources that are readily available to the customer and the product or service is separately identifiable from other promises in the arrangement. The consideration is allocated between separate performance obligations in proportion to their estimated standalone selling price.

Significant Financing Component

In certain arrangements, the Company receives payment from a customer either before or after the performance obligation has been satisfied. The expected timing difference between the payment and satisfaction of performance obligations for all of the Company’s contracts is one year or less; therefore, the Company applies a practical expedient and does not consider the effects of the time value of money. The Company’s contracts with customer prepayment terms do not include a significant financing component because the primary purpose is not to receive financing from the customers.

Collaboration and Development Agreements

The Company considers whether an arrangement qualified as a collaborative arrangement under ASC 808, Collaborative Arrangements, by assessing whether the arrangement between the parties have joint operating activities where both are (i) active participants in the activity; and (ii) have exposure to significant risks and rewards dependent on the commercial success of the activity. When both criteria are met, the arrangement is considered a collaborative arrangement and accounted for under ASC 808.

To qualify and present consideration as revenue within the scope of ASC 606, consideration exchanged in a collaborative arrangement must originate from a customer. The Company refers to ASU 2018-18, Clarifying the Interaction between Topic 808 and Topic 606, which clarifies when participants of a collaborative arrangement are within the scope of ASC 606 (and a customer relationship exists in the context of a unit of account).

The Company evaluates the unit of account for each arrangement and determines if the collaboration partner is considered a customer (defined as a party contracted with the entity to obtain goods and services which are outputs from the entity's ordinary course of business, in exchange for consideration). When this definition is met, the Company applies the ASC 606 guidance, including recognition, measurement, presentation, and disclosure requirements to the unit of account. When a portion of a bundle unit of account (i.e., multiple promises which are not individually distinct) is not with a customer, the entire unit of account is not accounted for under the scope of ASC 606. For such arrangements, the Company may choose to analogize to the recognition and measurement guidance of ASC 606 whereby the consideration associated with revenue from non-ASC 606 elements are recognized together with revenue to be recognized under ASC 606, as appropriate.

Cost of Revenue

Cost of revenue primarily consists of costs directly associated with the production of those prototypes that are held for sale and costs associated with collaboration arrangements. Such costs are direct materials, direct labor, indirect labor, and allocation of overhead. Direct and indirect labor includes personnel-related costs, including associated stock-based compensation, and packaging and procurement respectively associated with the production of prototypes. Other costs such as indirect manufacturing costs are recognized in research and development and general and administrative expenses on the condensed consolidated statements of operations.

Research and Development Expenses

Research and development expenses include personnel costs (including salaries, benefits, bonuses, and stock-based compensation), new hardware and software materials to the extent no future economic benefits are expected, other related expenses such as lab equipment, third party development-related contractors, and allocated overhead expenses. Substantially all the R&D expenses are related to the development of new products and services, including contract development expenses. They are expensed as incurred and included in the condensed consolidated statements of operation and comprehensive loss.

Sales and Marketing Expenses

Sales and marketing expenses include personnel costs (including salaries, benefits, bonuses, and stock-based compensation) for employees associated with business development and account management, trade shows expenses, and advertising and promotions expenses for press releases, other public relations services, and allocated overhead expenses.

General and Administrative Expenses

General and administrative expenses consist primarily of personnel costs (including salaries, benefits, bonuses, and stock-based compensation) for executive management and employees related to finance, legal, technical support, and other administrative personnel. General and administrative expenses also include management consulting, accounting and legal professional fees, insurance, software, computer equipment costs, general office expenses, and allocated overhead expenses.

Stock-Based Compensation

The Company accounts for stock-based compensation by measuring and recognizing compensation expense for all share-based awards based on estimated grant-date fair values. The Company uses the straight-line attribution method to allocate compensation cost to reporting periods over each optionee’s requisite service period, which is generally the vesting period, and estimates the fair value of share-based awards using the Black-Scholes option-valuation model. The Black-Scholes option-valuation model requires the input of subjective assumptions, including the option’s expected term and the price volatility of the underlying stock. The Company's policy is to recognize stock-based compensation net of estimated forfeitures, based on historical forfeiture rates. The Company measures nonemployee awards at the date of grant, which generally is the date at which a grantor and a grantee reach a mutual understanding of the key terms and conditions of a share-based payment award. The fair value of the restricted stock units, or "RSUs," is equal to the fair market value of the Company’s common stock on the grant date. The fair value of the stock-based compensation is recognized on a straightline basis over the requisite service period, which is generally the vesting period of the award.

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases, as well as net operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

The Company recognizes deferred tax assets to the extent that these assets are more likely than not to be realized. In making such a determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. If the Company determines that it would be able to realize deferred tax assets in the future in excess of their net recorded amount, an adjustment to the deferred tax asset valuation allowance would be made to reduce the provision for income taxes.

The Company records uncertain tax positions in accordance with ASC 740 on the basis of a two-step process in which determinations are made (1) whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold, the Company recognizes the largest amount of tax benefit that is more than 50% likely to be realized upon ultimate settlement with the related tax authority.

The Company recognizes interest and penalties related to unrecognized tax benefits on the income tax expense line in the accompanying condensed consolidated statements of operations. Accrued interest and penalties are included on the related tax liability line in the condensed consolidated balance sheets. As of and for the three and nine months ended September 30, 2021 and September 30, 2020 there were no interest or penalties recorded.

Net Loss per Share

Basic net loss per share is computed using net loss available to common stockholders divided by the weighted average number of common shares outstanding during the period. Diluted net loss per share reflects the dilutive effects of stock options, restricted stock units, preferred stocks, convertible notes, and public and private placement warrants outstanding during the period to the extent such securities would not be anti-dilutive and is determined using the if-converted and treasury stock methods. The Company calculates basic and diluted net loss per share attributable to common stockholders in conformity with the two-class method required for participating securities as the Company’s preferred stock is considered a participating security. The two-class method requires income (loss) available to common stockholders for the period to be allocated between common and participating securities based upon their respective rights to share in the earnings as if all income (loss) for the period had been distributed. Under the two-class method, the net loss attributable to common stockholders is not allocated to the preferred stock as the holders of the preferred stock do not have a contractual obligation to share in losses. Basic and diluted net loss per share attributable to common stockholders was the same for all periods presented as the inclusion of all potentially dilutive securities outstanding was anti-dilutive.

Comprehensive Loss

Comprehensive loss includes all changes in equity (net assets) from non-owner sources during a period and net unrealized gains (losses) on available-for-sale securities.

Recently Issued Accounting Pronouncements

In February 2016, the FASB established Topic 842, Leases, by issuing Accounting Standards Update (ASU) No. 2016-02. ASC 842 supersedes the previous accounting guidance for leases included within Accounting Standards Codification 840, "Leases" ("ASC 840"). The new guidance generally requires an entity to recognize operating and financing lease liabilities and corresponding right-of-use assets on its balance sheet, as well as recognize the associated lease expenses on its statements of operations in a manner similar to that required under current accounting rules.

The new standard is effective for us on January 1, 2022, with early adoption permitted. The new standard initially required a modified retrospective transition approach for all leases existing at the date of initial application. However, in July 2018, FASB issued Accounting Standards Update No. 2018-11, "Targeted Improvements to ASC 842" ("ASU 2018-11"), which provides entities with the option to begin applying ASC 842 at the adoption date rather than at the beginning of the earliest period presented (the "Effective Date Method"). Entities using the Effective Date Method recognize a cumulative-effect adjustment to the opening balance of retained earnings (or accumulated deficit) in the period of adoption. We expect to adopt the new standard on January 1, 2022 and use the effective date as our date of initial application. Consequently, financial information will not be updated and the disclosures required under the new standard will not be provided for dates and periods before January 1, 2022. Management’s evaluation of the new standard is underway, and we have identified the significant changes between the current guidance and the new guidance and expect to elect certain available transitional practical expedients.

The Company plans to adopt ASC 842 using the Effective Date Method by recording additional operating liabilities and right-of-use ("ROU") assets to the balance sheet based on the present value of the remaining minimum rental payments under current leasing standards for existing operating leases. The Company continues to evaluate the impact of ASC 842 on its condensed consolidated financial statements and accounting processes. Based on these ongoing evaluations, the Company currently expects the most significant changes will be related to the recognition of new ROU assets and lease liabilities on our balance sheet in the amounts of approximately $8,500 to $12,500. We expect that this standard will have a material effect on our financial statements. We do not expect a significant change in our leasing activities between now and adoption.

In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments, which has subsequently been amended by ASU No. 2018-19, ASU No. 2019-04, ASU No. 2019-05, ASU No. 2019-10, and ASU No. 2019-11. The objective of the guidance in ASU 2016-13 is to allow entities to recognize estimated credit losses in the period that the change in valuation occurs. ASU 2016-13 requires an entity to present financial assets measured on an amortized cost basis on the balance sheet net of an allowance for credit losses. Available-for-sale and held to maturity debt securities are also required to be held net of an allowance for credit losses. For public business entities, this standard is effective for fiscal years beginning after December 15, 2019. For smaller reporting companies, the standard is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact this standard will have on its condensed consolidated financial statements and related disclosures and will adopt the guidance on January 1, 2023 as permitted for smaller reporting companies.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. This standard simplifies the accounting for income taxes by, among other things, eliminating certain exceptions related to the approach for intra-period tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. ASU 2019-12 is effective for public business entities for fiscal years beginning after December 15, 2021, with early adoption permitted. Upon adoption, the Company must apply certain aspects of this standard retrospectively for all periods presented while other aspects are applied on a modified retrospective basis through a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year of adoption. The Company is currently evaluating the impact this standard will have on its condensed consolidated financial statements and related disclosures and will adopt the guidance January 1, 2022 as permitted for smaller reporting companies.

2.RECAPITALIZATION

As discussed in Note 1, on August 16, 2021, AEye Technologies and CF III consummated the Business Combination, with AEye Technologies surviving the Business Combination as a wholly owned subsidiary of CF III. As part of the consummation of the Business Combination, CF III changed its name to AEye, Inc. and AEye Technologies changed its name to AEye Technologies, Inc..

Immediately prior to the closing of the Business Combination, the Company’s certificate of incorporation was amended and restated to, among other things, increase the total number of authorized shares of capital stock to 301,000,000 shares, of which 300,000,000 shares were designated common stock, $0.0001 par value per share, and of which 1,000,000 shares were designated preferred stock, $0.0001 par value per share.

The Business Combination is accounted for as a reverse recapitalization, with no goodwill or other intangible assets recorded, in accordance with US GAAP. Under this method of accounting, AEye Technologies was treated as the accounting acquirer and CF III was treated as the acquired company for financial reporting purposes. This determination is primarily based on AEye Technologies' stockholders comprising a relative majority of the voting power of the combined entity, and having the ability to nominate the majority of the governing body of the combined entity, AEye Technologies' senior management comprising the senior management of the combined entity and AEye Technologies' operations comprising the ongoing operations of the combined entity. Accordingly, for accounting purposes, the financial statements of the combined entity represented a continuation of the financial statements of AEye Technologies and the Business Combination was treated as the equivalent of AEye Technologies issuing stock for the net assets of CF III, accompanied by a recapitalization. The net assets of CF III are stated at historical cost, with no goodwill or other intangible assets recorded. Operations prior to the Business Combination will be those of AEye Technologies in future reports of the combined entity. Loss per share and stockholders' equity (deficit), prior to the Business Combination, have been retroactively stated as shares reflecting the Exchange Ratio.

Immediately prior to the closing of the Business Combination, all outstanding principal and unpaid accrued interest of the 2020 Notes were converted into 5,584,308 shares of AEye Technologies' preferred stock and subsequently converted to common stock of the Company (see Note 10). Each issued and outstanding share of AEye Technologies' redeemable convertible preferred stock was converted into shares of common stock based on a one-to-one ratio. The condensed consolidated financial statements are accounted for with a retrospective application of the Business Combination that results in 16,383,725 shares of redeemable convertible preferred stock converting into the same number of shares of AEye Technologies common stock.

Upon the consummation of the Business Combination, each share of AEye Technologies common stock issued and outstanding was canceled and converted into the right to receive 3.7208 shares (the "Exchange Ratio") of the CF III's common stock (the “Per Share Merger Consideration”).

Immediately prior to the closing of the Business Combination, the Board approved the Net-Exercise of common stock warrants and Series A preferred warrants which provides for the cashless exercise of 61,612 common stock warrants into 57,770 shares of AEye common stock and 7,353 Series A preferred warrants into 6,949 shares of AEye common stock at the Transaction Price of $37.21 per Company share. Upon the Closing, the combined 64,719 shares were cancelled and exchanged for 240,806 Company’s Class A common stock, after giving effect to the Exchange Ratio.

Immediately prior to the Closing of the Business Combination, CF III’s amended and restated certificate of incorporation, dated November 12, 2020 (the “Charter”), was further amended and restated to eliminate the Class B common stock (after giving effect to the conversion of each outstanding share of Class B common stock immediately prior to the Closing of the Business Combination into one share of common stock).

2021 Equity Incentive Plan

As previously reported in the Current Report on Form 8-K filed with the SEC on August 16, 2021, at the special meeting of stockholders held in connection with the Business Combination, the CF III stockholders considered and approved the CF Finance Acquisition Corp. III 2021 Equity Incentive Plan (the “Incentive Plan”) and reserved 15,440,430 shares of common stock for issuance thereunder. The Incentive Plan was previously approved, subject to stockholder approval, by the board of directors of CF III on February 17, 2021. The Incentive Plan became effective immediately upon the Closing of the Business Combination. The number of shares of common stock reserved for issuance under the Incentive Plan will automatically increase on January 1 of each year, beginning on January 1, 2022 and continuing through January 1, 2032, by 5% of the total number of shares of common stock outstanding on December 31, 2021 for the first year and by 3% of the total number of shares of common stock outstanding on December 31 of the preceding calendar year for each year thereafter, or a lesser number of shares as may be determined by the Board.

Outstanding stock options and restricted stock units, whether vested or unvested, under the AEye Technologies 2014 Equity Incentive Plan, the 2016 Equity Incentive Plan, and the 2021 Equity Incentive Plan (collectively the "Plans") (see Note 14) automatically converted into stock options and restricted stock units for shares of the Company’s common stock upon the same terms and conditions that were in effect with respect to such awards immediately prior to the Business Combination, after giving effect to the Exchange Ratio.

PIPE Subscription Agreement

Contemporaneously with the execution of the Merger Agreement, CF III entered into separate PIPE Subscription Agreements in a private placement with a number of PIPE investors, pursuant to which the PIPE Investors agreed to purchase, and CF III agreed to sell to the PIPE Investors, an aggregate of 22,000,000 shares of common stock, for a purchase price of $10.00 per share and an aggregate purchase price of $220,000. CF III also entered into a PIPE Subscription Agreement for 500,000 shares of common stock, for a purchase price of $10.00 per share and an aggregate purchase price of $5,000 with an investor who defaulted on the Closing under the PIPE Subscription Agreement. The Company plans to pursue its available remedies with respect to such investor.

Redemption

Certain CF III shareholders exercised their right to redeem certain of their outstanding shares for cash, resulting in the redemption of 19,355,365 shares of CF III Class A common stock for an aggregate payment of $195,498, at a redemption price of $10.10 per share based on the Trust Account balance as of August 11, 2021.

Public and Private Placement Warrants

CF III Warrants issued in connection with the IPO (“Public warrants”) and in connection with the private placement units held by the Sponsor (“Private Placement warrants”) to purchase shares of the Company’s common stock, at an exercise price of $11.50 per share, remained outstanding after the closing of the Business Combination. The warrants became exercisable 30 days after the completion of the Business Combination, subject to other conditions, including with respect to the effectiveness of a registration statement covering the shares of common stock underlying such warrants, and will expire five years after the completion of the Business Combination or earlier upon redemption or liquidation. The Public warrants are equity-classified and valued based on the instrument's publicly listed trading price.

Transaction Costs

In connection with the Business Combination, the Company incurred direct and incremental costs of approximately $52,661 related to the equity issuance, consisting primarily of investment banking, legal, accounting, and other professional fees, which were recorded to additional paid-in capital as a reduction of proceeds upon the consummation of the Business Combination. Transaction costs that were not directly related to the Business Combination of approximately $2,198 were expensed.

Transaction Proceeds

Upon closing of the Business Combination, the Company received gross proceeds of $256,811 from the Business Combination and PIPE financing, offset by offerings costs of $52,661. The following table reconciles the elements of the Business Combination to the condensed consolidated statements of cash flows and the condensed consolidated statements of changes in stockholders’ equity for period ended September 30, 2021 (in thousands, except share data):

Cash - CF III's trust and cash (net of redemption)	$36,811
Cash - Private offering	220,000
Less: transaction costs and advisory fees paid	(52,661)
Net Business Combination and private offering	$204,150

The number of shares of common stock issued immediately following the consummation of the Business Combination were:

CF III Class A common stock, outstanding prior to Business Combination	23,000,000
Less: redemption of CF III Class A common stock	19,355,365
Class A common stock of CF III	3,644,635
CF III founder shares	5,750,000
CF III Private Placement shares	500,000
CF III Shares issued in PIPE	22,000,000
Business Combination and PIPE shares	31,894,635
Legacy AEye shares	122,509,667
Total shares of Class A common stock immediately after Business Combination at August 16, 2021	154,404,302

The number of Legacy AEye shares was determined as follows:

	AEye shares	AEye shares, effected for Exchange Ratio
Balance at December 31, 2019	11,283,838	41,984,908
Recapitalization applied to Convertible preferred stock outstanding at December 31, 2019	16,383,725	60,960,574
Exercise of common stock options - 2020	504,524	1,877,233
Repurchase of common stock - 2020	(950,352)	(3,536,070)
Exercise of common stock options - 2021 (pre-Closing)	54,859	204,119
Conversion of Convertible Notes and Accrued Interest – 2021	5,584,308	20,778,097
Exercise of common stock and Series A preferred stock warrants - 2021	64,719	240,806
Total		122,509,667

3.FAIR VALUE MEASUREMENTS

The fair value of the Company’s financial assets and liabilities is determined in accordance with the fair value hierarchy established in FASB ASC Topic 820, Fair Value Measurements and Disclosures. ASC Topic 820 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The fair value hierarchy of ASC Topic 820 requires an entity to maximize the use of observable inputs when measuring fair value and classifies those inputs into three levels:

Level 1—Observable inputs, such as quoted prices in active markets

Level 2—Inputs, other than the quoted prices in active markets, which are observable either directly or indirectly or pricing based on quoted prices for similar assets or liabilities.

Level 3—Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions

Our financial instruments that are not re-measured at fair value include accounts receivable, accounts payable, accrued and other current liabilities, convertible notes, and long-term debt. The carrying values of these financial instruments approximate their fair values.

Financial assets and liabilities measured at fair value on a recurring basis as (in thousands):

	As of September 30, 2021

	Adjusted cost	Unrealized losses	Fair value	Cash and Cash Equivalent	Marketable Securities
Assets
Level 2
Asset-backed securities	$26,599	$(10)	$26,589	$—	$26,589
Corporate bonds	43,261	(24)	43,237	—	43,237
Commercial paper	45,123	—	45,123	—	45,123
U.S. Government securities	14,969	(8)	14,961	—	14,961
Total financial assets	$129,952	$(42)	$129,910	$—	$129,910
Liabilities
Level 3
Private placement warrant liability	$—	$—	$156	$—	$—
Total financial liabilities	$—	$—	$156	$—	$—

	As of December 31, 2020
	Adjusted cost	Unrealized losses	Fair value	Cash and Cash Equivalent	Marketable Securities
Liabilities
Level 3
Common stock and series A preferred stock warrant liability	$—	$—	$93	$—	$—
Embedded derivative liability	—	—	17	—	—
Total financial liabilities	$—	$—	$110	$—	$—

As of September 30, 2021, the Company's financial assets and liabilities subject to fair value procedures were comprised of the following:

Marketable Securities: The Company holds financial assets consisting of fixed-income U.S. government agency securities, corporate bonds, and asset-backed securities. The securities are valued using prices from independent pricing services based on quoted prices of identical instruments in less active or inactive market, quoted prices of similar instruments in active market or industry models using data inputs such as interest rates and prices that can be directly observed or corroborated in active markets.

Private Placement Warrant Liability: The fair value of the private placement warrant liability is based on significant unobservable inputs, which represent Level 3 measurements within the fair value hierarchy. In determining the fair value of the private placement warrant liability, the Company used the Black-Scholes option-pricing model to estimate the fair value using unobservable inputs including the expected term, expected volatility, risk-free interest rate and expected dividend yield.

As of December 31, 2020, the Company's financial liabilities subject to fair value procedures were comprised of the following:

Common Stock and Series A Preferred Stock Warrant Liability: The fair value of the redeemable convertible preferred stock warrant liability is based on significant unobservable inputs, which represent Level 3 measurements within the fair value hierarchy. In determining the fair value of the redeemable convertible preferred stock warrant liability, the Company used the Black-Scholes option-pricing model to estimate the fair value using unobservable inputs including the expected term, expected volatility, risk-free interest rate and expected dividend yield.

Embedded Derivative Liability: During 2020, the Company entered into a convertible note agreement under which the Company may issue convertible equity instruments (“2020 Notes”). The 2020 Notes contain an embedded redemption feature, which is considered to be a derivative that is required to be separately accounted for at fair value and subsequently remeasured to fair value at each reporting date. The fair value of the embedded derivative liability was estimated using a with and without method. This method isolates the value of the embedded derivative liability by measuring the difference in the host contract’s value with and without the isolated feature. The resulting cash flows are discounted at the Company’s borrowing rate, as adjusted for fluctuations in the market interest rate from the inception of the Company’s comparative borrowings to the reporting date, to measure the fair value of the embedded derivative. The valuation for the conversion portion of the derivative factors in the expected timing and probability of a financing that would result in the conversion of the underlying, plus accrued interest discounted to the financing price per share. The probability and timing of a financing are estimated at each reporting date.

Upon the closing of the Business Combination, the embedded derivative was settled as the 2020 Notes and accrued interest were converted into the Company's Class A common stock. (See Note 2 Recapitalization)

For the nine months ended September 30, 2021 and year ended December 31, 2020, there were no transfers between Level 1 and Level 2 inputs. There were no transfers in or out of Level 3 inputs. There were no issuances, purchases, sales, or settlements of Level 3 inputs, other than as disclosed below.

The following table presents a summary of the changes in fair value of the Company's Level 3 financial instruments for the nine months ended September 30, 2021 (in thousands):

	Embedded Derivative Liability	Common Stock and Series A Preferred Stock Warrant Liability	Private Placement Warrant Liability		Total
Balance at December 31, 2020	$17	$93	$—	$	$110
Private placement warrant liability acquired as part of the Business Combination	—	—	268		$268
(Gain) loss in fair value included in other income (expense)	(17)	(93)	(112)		(222)

Balance at September 30, 2021 (unaudited)	$—	$—	$156		$156

The key inputs into the Black-Scholes option pricing model for the private placement warrant liability were as follows for the relevant periods:

September 30, 2021
Expected term (years)	4.9
Expected volatility	43.1%
Risk-free interest rate	0.98%
Dividend yield	—%
Exercise price	$11.50
4.CASH, CASH EQUIVALENTS, AND RESTRICTED CASH

Cash, cash equivalents (which consists entirely of money market funds) and restricted cash consist of the following as of September 30, 2021 and the year ended December 31, 2020 (in thousands):

	September 30, 2021	December 31, 2020
	(unaudited)
Cash and cash equivalents	$52,468	$15,275
Restricted cash	2,150	1,222
Total cash, cash equivalents, and restricted cash	$54,618	$16,497

5.INVENTORIES

Inventory, net of write-downs, as of September 30, 2021 and December 31, 2020 were as follows (in thousands):

	September 30, 2021	December 31, 2020
	(unaudited)
Raw materials	$1,496	$1,123
Work in-process	3,098	1,337
Finished goods	258	195
Total inventory, net	$4,852	$2,655

Total inventory balance as of September 30, 2021 and December 31, 2020 includes a write-down to reduce inventories to net realizable value of $546 and $298, respectively.

6.OTHER NONCURRENT ASSETS

Other noncurrent assets as of September 30, 2021 and December 31, 2020 were as follows (in thousands):

	September 30, 2021	December 31, 2020
	(unaudited)
Deferred financing costs	$—	$289
Other noncurrent assets	169	27
Total other noncurrent assets	$169	$316

7.ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities as of September 30, 2021 and December 31, 2020 were as follows (in thousands):

	September 30, 2021	December 31, 2020
	(unaudited)
Payroll liabilities	$1,970	$1,014
Accrued interest	—	391
Accrued purchases and other	1,516	1,406
Deferred rent - current portion	591	545
Accrued expenses and other current liabilities	$4,077	$3,356

8.PROPERTY AND EQUIPMENT, NET

Property and equipment, net as of September 30, 2021 and December 31, 2020 consists of the following (in thousands):

	September 30, 2021	December 31, 2020
	(unaudited)
Lab and testing equipment	$905	$625
Computers and related equipment	393	218
Office furniture and equipment	338	338
Vehicles	342	165
Leasehold improvements	4,725	4,709
Tooling equipment	20	—
Construction in progress	71	—
Total property and equipment	6,794	6,055
Less accumulated depreciation and amortization	(1,959)	(1,190)
Property and equipment, net	$4,835	$4,865

Depreciation and amortization expense related to property and equipment amounted to $271 and $769 recognized within research and development, sales and marketing, and general and administrative expenses within the condensed consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2021, respectively. Depreciation and amortization expense were $259 and $679 for the three and nine months ended September 30, 2020, respectively. Disposals of property and equipment were not material for the three and nine months ended September 30, 2021 and the year ended December 31, 2020.

9.BORROWINGS

Silicon Valley Bank Financing Facility

On April 26, 2021, the Company entered into a loan and security agreement (the "Agreement") with an affiliate of Silicon Valley Bank ("SVB" or the "Lender") in connection with the non-binding term sheet for a financing facility of up to $10,000 entered into on March 18, 2021. Under the Agreement, the Lender shall make a term loan advance to the Company of $4,000. Subject to the terms and conditions of the Agreement, and upon the Company's request, the Lender shall make one term loan advance to the Company of $6,000. The interest rate on the term loan advance is calculated at 8% per annum and payable monthly, in arrears. Upon entering the agreement, the $4,000 was drawn. On May 13, 2021, the additional $6,000 was drawn. The balance of $10,540 for the financing facility, including interest, was repaid on August 20, 2021.

Silicon Valley Bank Credit Facility

On August 16, 2019, the Company entered into a loan and security agreement with SVB. Borrowings under this facility are secured by substantially all the Company’s assets, excluding intellectual property. The term loan’s borrowings are subject to certain financial covenants and restrictions. The Company complied with all financial covenants and restrictions as of September 30, 2021 and December 31, 2020.

The growth capital term loan facility is made up of a $4,000 loan amount, which was drawn in December 2019. The Company began repaying the term loan under this facility beginning January 1, 2020 in equal monthly payments of principal, plus accrued interest. The interest rate on the term loan is the greater of (a) the prime rate plus 0.75% and (b) 5.5%.

On April 20, 2020, the Company entered into a deferral agreement with SVB, whereby the payment dates for all monthly principal payments on the term loan falling due after the deferred agreement’s effective date was extended by six months. Therefore, the Company did not make any principal payments for any term loans for the period from May 31, 2020 to December 31, 2020. The Company accounted for this as a debt modification. The balance of $2,333 for the term loan was repaid on September 7, 2021.

Paycheck Protection Program (PPP) Loan

On June 19, 2021, the Company received notice of the Paycheck Protection Program (PPP) forgiveness payment made to SVB by the Small Business Administration in the amount of $2,270 in principal and $27 in interest. This amount represents the forgiveness of the total PPP loan the Company received in 2020 under the PPP Loan provisions of the CARES act. As of September 30, 2021, there were no amounts outstanding under the PPP loan.

As of September 30, 2021 there were no borrowings outstanding. As of December 31, 2020, the Company's borrowings consisted of (in thousands):

December 31, 2020

Silicon Valley Bank credit facility	$3,334
Payroll Protection Program (PPP) Loan	2,270
Unamortized debt issuance costs - SVB financing and credit facility	(27)
Total borrowings, net of issuance costs	$5,577

Borrowings - net of issuance costs, current portion	$2,693
Borrowings - net of issuance costs, noncurrent portion	2,884
Total borrowings, net of issuance costs	$5,577

10.CONVERTIBLE NOTES

During 2020, the Company entered into various convertible note agreements (“2020 Notes”) under which the Company may issue convertible equity instruments having an aggregate principal amount of up to $40,000, a 3% accruing dividend ("accrued interest") and a maturity date, extended in July 2021, of October 31, 2021. During 2020 the Company received $30,000 in proceeds related to the 2020 Notes. For the nine months ended September 30, 2021, the Company issued an additional $8,045 of convertible notes. There were no new convertible notes issued in the three months ended September 30, 2021.

Pursuant to the terms of the 2020 Notes, upon the closing by the Company of a financing, all outstanding principal and unpaid accrued interest of the 2020 Notes will automatically convert into Company preferred stock sold (the "Next Financing Stock") at a “conversion price” equal to the lesser of:

(i)the original issue price per share paid in the Next Financing Stock multiplied by 90%; and
(ii)the price obtained by dividing $250,000 by the number of outstanding shares of common stock of the Company immediately prior to the Next Financing, as applicable.

In connection with the Business Combination on August 16, 2021, all outstanding principal and unpaid accrued interest of the 2020 Notes were converted into AEye Technologies' preferred stock and subsequently were converted into 20,778,097 shares of the Company's common stock. Accordingly, at September 30, 2021, the convertible notes balance was $0.

December 31, 2020

Convertible notes - face value	$29,990
Unamortized issuance costs	(175)
Unamortized debt discount	(753)
Embedded derivative liability	17
Convertible notes - current	$29,079

Embedded Derivative Liability

As outlined in the indenture governing the 2020 Notes, the 2020 Notes are automatically convertible, contingent upon the occurrence of certain events, most notably a financing (a “Next Financing”), defined as the issuance and sale of additional preferred stock (“Financing Stock”). The redemption price is defined as a price per share equal to 90% of the price per share paid by the other purchasers of the Financing Stock sold in the Next Financing. The 2020 Notes are redeemable into the number of shares of Next Financing Stock needed to settle all of the aggregate amount of principal and unpaid interest owed to the holder of such notes, which is based on the ultimate price per share associated with the Financing Stock. Consequently, the 2020 Notes are considered stock settled debt.

This redemption feature embedded in the 2020 Notes is considered to be a derivative that is required to be separately accounted for at fair value and subsequently remeasured to fair value at each reporting date. Accordingly, upon issuance of the 2020 Notes, the Company recognized the fair value associated with the embedded derivative which resulted in an embedded derivative liability of approximately $1,520, with an equal and offsetting debt discount. Upon the close of the Business Combination on August 16, 2021, the embedded derivative was settled. Accordingly, at September 30, 2021, the fair value of the embedded derivative liability was $0. The value of the embedded derivative liability at December 31, 2020 is presented together with the associated convertible notes on the condensed consolidated balance sheet.

11.INTEREST EXPENSE AND OTHER

Interest expense and other for the three and nine months ended September 30, 2021 and 2020 consisted of the following (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
	(unaudited)
Interest on term loan debt	$235	$70	$630	$200
Interest on PPP loan	—	6	11	10
Interest on convertible note	134	85	700	191
Amortization of issuance costs	288	13	725	45
Amortization of debt discount	209	227	752	509
Realized losses on sale of investments	53	—	53	—
Interest expense and other	$919	$401	$2,871	$955

12.STOCKHOLDERS' EQUITY

The Company is authorized to issue 300,000,000 shares of common stock, par value $0.0001 per share, and 1,000,000 shares of preferred stock, par value $0.0001 per share. As of September 30, 2021, the Company had 154,565,671 and 0 shares of common stock and preferred stock issued and outstanding, respectively.

Class A Common Stock — Class A common stock has the following rights:

Voting rights: Each holder of Class A common stock will be entitled to one (1) vote in person or by proxy for each share of the Class A common stock held of record by such holder. The holders of shares of the Class A common stock will not have cumulative voting rights. Except as otherwise required in the Amended Charter or by applicable law, the holders of the Class A common stock vote together as a single class on all matters on which stockholders are generally entitled to vote.

Dividend rights: Subject to any other provisions of the Amended Charter, each holder of Class A common stock will be entitled to receive, in proportion to the number of shares of the Class A common stock held, such dividends and other distributions in cash, stock or property of the Company when, as and if declared thereon by the Board from time to time out of assets or funds of the Company legally available therefor.

Rights upon liquidation: In the event of any liquidation, dissolution or winding up (either voluntary or involuntary) of the Company, after payments to creditors of the Company that may at the time be outstanding, and subject to the rights of any holders of the Company preferred stock that may then be outstanding, holders of shares of the Class A common stock will be entitled to receive ratably, in proportion to the number of shares of the Class A common stock held by them, all remaining assets of the Company available for distribution.

Preferred Stock — The Company has the authority, without stockholder approval, to issue shares of preferred stock from time to time on terms it may determine, to divide shares of preferred stock into one or more class or series and to fix for each such class or series the designations, preferences, privileges, and restrictions of preferred stock, including dividend rights, conversion rights, voting rights, terms of redemption, liquidation preference, and the number of shares constituting any series or the designation of any series to the fullest extent permitted by the Delaware General Corporation Law. The issuance of the Company's preferred stock could have the effect of decreasing the trading price of the Class A common stock, restricting dividends on the capital stock of the Company, diluting the voting power of the Class A common stock, impairing the liquidation rights of the capital stock of the Company, or delaying or preventing a change in control of the

Company. Although the Company does not currently intend to issue any shares of preferred stock, the Company may choose to do so in the future.

As discussed in Note 2, Recapitalization, the Company has retroactively adjusted the preferred shares issued and outstanding prior to August 16, 2021 to give effect to the Exchange Ratio established in the Merger Agreement to determine the number of shares of common stock into which they were converted.

Upon the Closing, all of the outstanding shares of preferred stock were cancelled and exchanged for share of the surviving Company's Class A common stock at the Exchange Ratio of 3.7208, the exchange rate established in the Merger Agreement.

	August 16, 2021 (Closing)
	Preferred stock shares	Exchange ratio	Common stock shares
Series A Convertible preferred stock (pre-combination)	9,226,734	3.7208	34,330,838
Series B Convertible preferred stock (pre-combination)	7,156,991	3.7208	26,629,736
Total	16,383,725		60,960,574

The Company is authorized to issue up to 1,000,000 shares of preferred stock, each with a par value of $0.0001 per share. As of September 30, 2021, no shares of preferred stock were issued and outstanding.

Private and Public Warrants - As of September 30, 2021, the Company had 166,666 Private Placement warrants and 7,666,666 Public warrants outstanding. Each warrant entitles the registered holder to purchase one share of Class A common stock at a price of $11.50 per share.

13.NET LOSS PER SHARE

The following table sets forth the basic and diluted net loss per share attributable to common stockholders for the periods presented (in thousands, except per share data):

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
	(unaudited)
Numerator:
Net loss attributable to common stockholders	$(17,393)	$(3,778)	$(39,977)	$(17,495)
Denominator:
Weighted average common shares outstanding- Basic	114,891,595	103,155,756	102,953,263	103,054,374
Dilutive effect of potential common shares	—	—	—	—
Weighted average common shares outstanding- Diluted	114,891,595	103,155,756	102,953,263	103,054,374

Net loss per share attributable to common stockholders - Basic and Diluted	$(0.15)	$(0.04)	$(0.39)	$(0.17)

Net loss per share calculations for all periods prior to the Business Combination have been retroactively restated to the equivalent number of shares reflecting the Exchange Ratio of approximately 3.7208 shares.

The weighted average number of shares used to compute basic and diluted net loss per share excludes unvested early exercised common stock options subject to repurchase.

Due to net losses for the three and nine months ended September 30, 2021 and 2020, basic and diluted loss per share were the same, as the effect of all potentially dilutive securities would have been anti-dilutive. The following table sets forth the anti-dilutive common share equivalents for the periods listed:

	2021	2020
	(unaudited)
Common stock options issued and outstanding	29,405,800	19,876,796
Restricted stock units	1,738,132	—
Total	31,143,932	19,876,796

14.STOCK-BASED COMPENSATION

The Company has three equity incentive plans, the 2014 Equity Incentive Plan (the “2014 Plan”), the 2016 Equity Incentive Plan (the “2016 Plan”), and the 2021 Equity Incentive Plan (the “Incentive Plan”). On August 16, 2021, the Company’s 2014 Plan and 2016 Plan were terminated in connection with the consummation of the Business Combination as defined in Note 1, but continue to govern the terms of outstanding equity awards that were granted prior to the termination of the plans.

2014 Plan and 2016 Plan

The 2014 and 2016 Plan provide for the grant of incentive stock options to employees only and non-statutory stock options and RSUs to employees, directors, and consultants of the Company. As of August 16, 2021, the Company no longer grants equity awards pursuant to the 2014 Plan or 2016 Plan.

On November 17, 2020, Robert Brown was granted the option to purchase 3,262,743 shares of AEye, Inc. common stock in accordance with the 2016 Plan subject to the vesting schedule set forth in the Notice of Grant of Stock Option (the "Brown Award"). The options granted contain a service-based and performance-based vesting condition. In regards to the service-based vesting condition, the options vest 25% at the first anniversary of the grant date, with the remaining vesting ratably over the next three years. The performance condition states that 25% of the options will vest immediately upon a Business Combination. In connection with the Business Combination on August 16, 2021, 25% of the options vested.

In January 2021, the Board approved an amendment and restatement of the 2016 Stock Plan to provide for the issuance of RSUs under the Plan and increase the number of shares of common stock of the Company reserved for issuance pursuant to the Plan by 1,153,448 shares to a new total of 33,121,386. As of September 30, 2021, 1,741,694 RSUs were granted.

The Board determines the terms of the awards, including the amount, fair market value and vesting provisions. Under the 2016 Plan, options to purchase common stock generally vest over four years with 25% vesting at the end of first year and the rest vesting monthly thereafter. RSUs generally vest 25% on the first anniversary of the grant date with the remaining RSUs vesting ratably over the next three years or they vest ratably over the four years. Under the 2014 Plan, the vesting period for options to purchase common stock range from immediate to four years. Under each plan, the options expire ten years from the date of grant.

On June 28, 2021, the Company entered into an Option Repurchase and Release Agreement to purchase 542,615 vested options for $1,500 from an executive awarded with these options under the Company's 2016 Plan. Based on the term of the agreement the consideration is transferred following the closing of the first "Exit Event," defined as any of the following: (a) the Business Combination described in in the Merger Agreement and preliminary S-4 registration statement filed with the Securities and Exchange Commission on May 13, 2021; (b) a transaction whereby a special purpose acquisition company acquires equity interests of the

Company; (c) a Change in Control (as defined in the 2016 Plan); or (d) the first firm commitment underwritten public offering pursuant to an effective registration statement on an established national or foreign securities exchange covering the offer and sale by the Company. In connection with the Business Combination, the consideration of $1,500 was paid to the executive.

2021 Equity Incentive Plan

On August 16, 2021, the stockholders approved the 2021 Equity Incentive Plan. The purpose of the Incentive Plan is to attract, retain, and motivate persons who make (or are expected to make) important contributions to the Company by providing these individuals with equity ownership opportunities, and to promote the success of the Company’s business. The Company’s 2021 Equity Incentive Plan provides for the grant of stock options, stock appreciation rights, restricted stock units, performance stock unit awards, and other forms of equity compensation (collectively, “equity awards”). All awards within the Incentive Plan may be granted to employees, including officers, as well as directors and consultants, within the limit defined in the Incentive Plan. Shares of the Company's common stock in the amount of 15,440,430 have been initially reserved for issuance under the Incentive Plan. The Incentive Plan includes an evergreen provision that provides for an annual increase in the number of shares of common stock available for issuance thereunder beginning on January 1, 2022 and ending on January 1, 2032, equal to 5% of the shares of the Company's common stock outstanding on December 31, 2021 for the first year and by 3% of the total number of shares of common stock outstanding on December 31 of the preceding calendar year for each year thereafter, or a lesser number of shares as determined by the Board of Directors.

As of September 30, 2021, 211,610 RSUs were granted to certain individuals under the 2021 Equity Incentive Plan.

A summary of stock option activity related to the Plans for the nine months ended September 30, 2021 is as follows:

	Outstanding Stock Options	Weighted Average Exercise Price	Weighted Average Contractual Life (Years)	Aggregate Intrinsic Value
Balance at December 31, 2020	31,618,135	$0.48	8.3	$112,548
Granted	—	—
Exercised	(204,119)	—
Forfeited	(1,268,998)	0.52
Expired	(196,603)	0.36
Repurchased	(542,615)	0.18

Balance at September 30, 2021 (unaudited)	29,405,800	$0.49	7.6	$146,451
Vested and expected to vest as of September 30, 2021 (unaudited)	27,316,771	$0.48	7.5	$136,331
Vested and exercisable as of September 30, 2021 (unaudited)	16,673,653	$0.39	6.7	$84,668

The aggregate intrinsic value is the difference between the current fair value of the underlying common stock and the exercise price for in-the-money stock options.

The total fair value of options vested during the nine months ended September 30, 2021 was $2,267. The fair value of shares vested is calculated based on grant date fair value.

The following table summarizes the RSU award activity under the Plans:

	Shares	Weighted Average Grant date Fair Value per Share
Unvested at December 31, 2020	—	—
Granted	1,953,304	$8.69
Forfeited	(17,413)	8.45
Vested	(197,759)	8.78
Unvested at September 30, 2021 (unaudited)	1,738,132	$8.69

Stock-Based Compensation Expense —The following table summarizes stock-based compensation expense recorded in each component of operating expenses in the Company’s condensed consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2021 and 2020 (in thousands):

	Three months ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(unaudited)
Research and development	$665	$93	$2,062	$341
Sales and marketing	398	35	1,171	116
General and administrative	1,229	144	3,289	358

Total stock-based compensation	$2,292	$272	$6,522	$815

The weighted-average grant date fair value of options granted during the nine months ended September 30, 2021 and 2020 was $0 and $0.99 respectively.

As of September 30, 2021, the Company had $8,308 of unrecognized compensation expense for related stock option grants, including $3,627 related to the Brown Award. This cost is expected to be recognized over an estimated weighted average period of 2.40 years. The total unrecognized compensation expense for RSUs, net of estimated forfeitures, was $11,009 as of September 30, 2021 which is expected to be recognized over an estimated weighted average period of 3.17 years.

The Company estimates the fair value of stock-based awards on grant date using the Black-Scholes option-pricing model, which requires the input of subjective assumptions as discussed below, including the expected stock price volatility over the expected term of the award, actual and projected employee stock option exercise behaviors, the risk-free interest rate for the expected term of the award, and expected dividends. The risk-free interest rate is based on the yields of U.S. Treasury securities with maturities similar to the expected term of the options for each option group. Each of these inputs are based on highly subjective assumptions and require significant judgment. During the three and nine months ended September 30, 2021, the Company granted no new options.

Expected Term—The expected term of options granted to employees is based on the expected life of the stock options, giving consideration to the contractual terms and vesting schedules.

Expected Volatility—Expected volatility was estimated based on comparable companies’ reported volatilities.

Risk-Free Interest Rate—The risk-free interest rates are based on US Treasury yields in effect at the grant date for notes with comparable terms as the awards.

Dividend Yield—The expected dividend-yield assumption is based on the Company’s current expectations about its anticipated dividend policy.

15.REVENUE

Disaggregation of Revenue

The Company recognized the following revenues by geographic area based on the primary billing address of the customer and timing of transfer of goods or services to customers (point-in-time or over time), as it believes it best depicts how the nature, amount, timing and uncertainty of its revenue and cash flows are affected by economic factors. Total revenue based on the disaggregation criteria described above are as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
	(unaudited)
Revenue by primary geographical market:
United States	$44	$12	$431	$140
Germany	16	—	516	—
Other European countries	47	75	111	110
Asia	20	1,050	145	1,050
Total	$127	$1,137	$1,203	$1,300

Revenue by timing of recognition:
Recognized at a point in time	$127	$1,137	$1,160	$1,300
Recognized over time	—	—	43	—
Total	$127	$1,137	$1,203	$1,300

Contract Liabilities

Contract liabilities consist of deferred revenue. Deferred revenue includes billings in excess of revenue recognized and is recognized as revenue when the Company performs under the contract. Contract liabilities consisted of the following as of September 30, 2021 (in thousands):

As of September 30, 2021
(unaudited)
Contract liabilities, current	$245
Contract liabilities, long-term	—
Total	$245

The following table shows the significant changes in contract liabilities balance as of September 30, 2021 (in thousands):

Beginning balance - December 31, 2020	$660
Revenue recognized that was included in the contract liabilities beginning balance	(570)
Increase due to cash received and performance obligations not yet satisfied during the period	155
Ending balance - September 30, 2021 (unaudited)	$245

Remaining Performance Obligations

Revenue allocated to remaining performance obligations represents the transaction price allocated to the performance obligations that are unsatisfied, or partially unsatisfied. It includes unearned revenue and amounts that will be invoiced and recognized as revenue in future periods and does not include contracts where the customer is not committed. The customer is not considered committed where they are able to terminate for convenience without payment of a substantive penalty under the contract. Additionally, as a practical expedient, the Company has not disclosed the value of unsatisfied performance obligations for contracts with an original expected length of one year or less. The deferred revenue balance represents the remaining performance obligations for contracts with an original duration of greater than one year.

The deferred revenue balance at September 30, 2021 is expected to be recognized over the next twelve months.

16.INCOME TAXES

Prior to the Business Combination, AEye Technologies, and CF III filed separate standalone federal, state, and local income tax returns. As a result of the Business Combination, AEye Technologies will file a consolidated income tax return. For legal purposes, CF III acquired AEye Technologies, and the transaction represents a reverse acquisition for federal income tax purposes. CF III will be the parent of the consolidated group with AEye Technologies as a subsidiary, but in the year of the closing of the Business Combination, AEye Technologies will file a full-year tax return with CF III joining in the return the day after the Closing.

There has historically been no federal or state provision for income taxes because the Company has historically incurred operating losses and maintains a full valuation allowance against its net deferred tax assets. For the three and nine months ended September 30, 2021 and 2020, the Company recognized no provision for income taxes. Utilization of net operating loss carryforwards, tax credits, and other attributes may be subject to future annual limitations due to the ownership change limitations provided by Section 382 of the Internal Revenue Code and similar state provisions.

17.COMMITMENTS AND CONTINGENCIES

The Company primarily leases offices, under noncancellable operating lease agreements that expire from 2022 to 2026. During 2019 the Company entered into a rental agreement for the Company’s headquarters in Dublin, California. Under the agreement the Company is provided an option to extend the lease term one time for a period of five years and the Company received leasehold improvement incentives of $3,845. As of September 30, 2021, the leasehold improvement incentive balance was $0.

The Company recognizes rent expense on a straight-line basis over the lease period. Rental expense is principally for leased office space and was $1,421 and $1,481 within the condensed consolidated statements of operations and comprehensive loss for the nine months ended September 30, 2021 and 2020, respectively. Deferred rent liabilities, including deferred lease incentives, were $3,776 and $4,175 as of September 30, 2021 and December 31, 2020 within the condensed consolidated balance sheets.

Future minimum payments as of September 30, 2021 under the noncancellable operating leases are as follows (in thousands):

Operating Leases
(unaudited)
Years ended:
2021 (remaining three months)	$575
2022	2,330
2023	2,342
2024	2,412
2025 and after	4,824
Total minimum lease payments	$12,483

On February 25, 2021, the Company entered into a non-binding memorandum of understanding with a leading global automotive electronics supplier, but committed to pay the counterparty $3,800 under the arrangement as part of their joint development efforts. The arrangement between the parties is not binding until an agreement is signed by both parties detailing the terms and conditions of the agreement. At September 30, 2021, such an agreement has not yet been drafted or signed either party.

Contingencies—The Company may be subject to legal proceedings and claims that arise in the ordinary course of business. Management is not currently aware of any matters that will have a material effect on the financial position, results of operations, or cash flows of the Company.

18.RELATED PARTIES

On February 25, 2021, the Company entered into a non-binding memorandum of understanding with a leading global automotive electronics supplier, which is also an existing investor. The Company committed to pay the counterparty $3,800 under the arrangement as part of their joint development efforts.

In July 2019, the Company entered into an agreement with an investor of the Company and major supplier to the automaker segment for a total transaction price of $1,500. Under the arrangement the Company agreed to cooperate on the R&D costs associated with bidding on a supply contract with a major automaker. The Company determined that there were two performance obligations associated with the promises under the arrangement, with one being specified R&D efforts and the other related to the delivery of samples and approvals. Further the Company determined that the transaction price associated with these two performance obligations should be allocated $1,000 to the R&D efforts and $500 to the delivery of samples and approvals. The Company determined that the performance obligation associated with the R&D efforts should be recognized over time given the customer simultaneously receives and consumes the benefits provided by the Company’s performance, and the performance obligation associated with the delivery of samples and approvals should be recognized at a point in time, as the over time criteria was not met. During 2019, the Company recognized revenue of $1,000 over time. Further, the Company recorded $500 within deferred revenue on the condensed consolidated balance sheet at December 31, 2020 and 2019. For the nine months ended September 30, 2021, the Company satisfied the performance obligation and recognized the $500.

Since November 2016, the Company has employed a sibling of Mr. Dussan, the Company’s Chief Technology Officer, who held the position of Sr. Manager of Human Resources in 2020 and at September 30, 2021. In 2020 and for the nine months ended September 30, 2021, Mr. Dussan’s sibling received total cash compensation of $115 and $100, respectively. In 2020 he was granted options to purchase 138 shares of common stock with an exercise price of $0.17 per share. For the nine months ended September 30, 2021, Mr. Dussan's sibling was granted 1,860 RSUs. In addition, he participates in all other benefits that the Company generally offers to all of its employees.

19.SUBSEQUENT EVENTS

Management has evaluated subsequent events through November 12, 2021 and determined that there were no such events requiring recognition or disclosure in the financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This discussion contains forward-looking statements that are based on current expectations, estimates, assumptions and projections about our industry, business and future financial results. Our actual results and the timing of events may differ materially from those described in or implied by these forward-looking statements due to a number of factors, including those discussed below and those set forth under “Risk Factors” herein and other filings we make with the SEC from time to time. Unless the context otherwise requires, references in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” to “we”, “our”, “us”, and “AEye” refer to the business and operations of AEye, Inc.

Overview

AEye is a provider of high-performance, adaptive lidar systems for vehicle autonomy, ADAS, and robotic vision applications. With a sophisticated workforce of leaders and researchers, AEye has developed an artificial intelligence technology that enables adaptive “intelligent sensing”, differentiating AEye in the marketplace from competition. AEye’s software-definable iDAR™ (“Intelligent Detection and Ranging”) platform combines adaptive lidar, an optionally fused camera, and integrated deterministic artificial intelligence to capture more intelligent information with less data, enabling faster, more accurate, and more reliable perception.

AEye was founded in 2013 by Luis Dussan, AEye’s Chief Technology Officer. His goal was to create a deterministic AI-driven sensing system that performs better than the human eye and visual cortex. From its inception, AEye’s culture drew from esteemed scientists and electro-optics engineers from the National Aeronautics and Space Administration (“NASA”), Lockheed Martin Corporation, Northrop Grumman Corporation, the U.S. Air Force, and the Defense Advanced Research Projects Agency (“DARPA”) to create the highest performing sensing and perception system for the most challenging situations, ensuring the highest levels of safety for autonomous driving.

Our adaptive iDAR is designed to enable higher levels of autonomy and functionality – SAE Levels 2 through 5 – with the goal of optimizing performance, power and reducing price. Our iDAR platform is software-definable, network-optimized, and leverages deterministic artificial intelligence at the edge. We have substantial investments in our R&D processes and deliver value to our customers through a combination of sales and direct channels. We perform the majority of our R&D activities in our 56,549 square foot corporate headquarters in Dublin, California, along with working with technology developers on a world-wide basis to develop new technology. We are partnering with leading Tier 1 suppliers to integrate AEye proprietary technology and design, ultimately meeting the specifications of OEMs while building reliable, trusted business relationships.

We expect to enable accelerated adoption of lidar across many markets and have partnered with leading Tier 1 automobile suppliers to achieve this mission. The main markets for lidar, including Automotive, Industrial, and Mobility, are projected to see significant growth, allowing for greater market share as well as specialization opportunities like highway autonomous driving applications that benefit from our product. We believe that lidar will be a required sensing solution across many end markets and we intend to be the leading solutions provider in this space.

All dollar amounts expressed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations are in thousands of dollars, except for per share amounts and unless otherwise specified.

Business Combination and Public Company Costs

As a result of the Business Combination, which was consummated on August 16, 2021, a subsidiary of CF Finance Acquisition Corp III ("CF III"), Meliora Merger Sub, Inc., merged with and into AEye Technologies, Inc., then known as AEye, Inc. ("AEye Technologies"), with AEye Technologies continuing as the surviving entity as a wholly owned subsidiary of CF III, and CF III thereafter operated under the new name AEye, Inc.

The Business Combination was accounted for as a reverse recapitalization, in accordance with U.S. GAAP. Under this method of accounting, CF III was treated as the legal acquirer and as the accounting acquiree. This determination is primarily based on AEye stockholders comprising a relative majority of the voting power of the combined entity and having the ability to nominate the majority of the governing body of the combined entity, AEye’s senior management comprising the senior management of the combined entity and AEye’s operations comprising the ongoing operations of the combined entity. Accordingly, for accounting purposes, the financial statements of the combined entity will represent a continuation of the financial statements of AEye and the Business Combination will be treated as the equivalent of AEye issuing stock for the net assets of CF III, accompanied by a recapitalization. The most significant change in the Company’s financial position and results of the business combination was an increase in cash of $256,811. Total non-recurring transaction costs incurred for this transaction were $52,661.

Upon the closing of the Business Combination, the Company began trading under the symbols “LIDR" and "LIDRW" on the Nasdaq Stock Market LLC ("Nasdaq"). We anticipate that we will continue to hire additional personnel and implement procedures and processes to address public company regulatory requirements and customary practices. We have incurred and expect to incur additional annual expenses as a public company for, among other things, directors’ and officers’ liability insurance, director fees and additional internal and external accounting and legal and administrative resources, including increased audit and legal fees.

COVID-19 Impact

The extensive impact of the pandemic caused by the COVID-19 has resulted and will likely continue to result in significant disruptions to the global economy, as well as businesses and capital markets around the world. The ongoing COVID-19 pandemic has disrupted and affected AEye’s business operations, which has led to business and supply chain disruptions, as well as broad changes in its supply and demand. For example, AEye’s offices and R&D and manufacturing have been, and from time-to-time may continue to be, impacted due to national and regional government declarations requiring closures, quarantines and travel restrictions.

To mitigate the impact of the pandemic, AEye took several steps during 2020 to ensure its viability into the future. We significantly reduced internal discretionary costs, reduced senior leadership salaries, furloughed and laid off a portion of the employees, and obtained a loan and rent deferral for a period of six months in 2020. We also applied for and were granted a Paycheck Protection Program, or PPP, loan of $2,270 with SVB as part of the U.S. Small Business Administration program. This loan enabled us to bring back a portion of the furloughed employees.

The continued impact of the COVID-19 pandemic on AEye’s operational and financial performance will depend on various future developments, including the duration and spread of the outbreak and impact on its customers, suppliers, and employees, all of which is uncertain at this time. We expect the COVID-19 pandemic may adversely impact our future revenue and results of operations, but are unable to predict at this time the size and duration of this adverse impact. At the same time, we have seen some signs of positive effects for our long-term business prospects and partnerships as a result of the pandemic. We believe automakers perceive the incorporation of lidar solutions in new models as a long-term strategic initiative that will be necessary for future growth and which are therefore beyond the direct impact of the COVID-19 pandemic. For more information on our operations and risks related to epidemics, including COVID-19, please see the section of this Quarterly Report on Form 10-Q entitled “Risk Factors.”

Key Factors Affecting AEye’s Operating Results

AEye believes that its future performance and success depends to a substantial extent on its ability to capitalize on the following opportunities, which in turn is subject to significant risks and challenges, including those discussed below and the risk factors described in the section of this Quarterly Report on Form 10-Q entitled “Risk Factors.”

We are subject to those risks common in the technology industry and also those risks common to early stage companies including, but not limited to, the possibility of not being able to successfully develop or commercialize its products, attract new customers and retain existing customers, develop and protect intellectual property, comply with existing and new or modified laws and regulations applicable to its business, maintain and enhance the value of its reputation and brand, hire, integrate, and retain talented people at all levels of its organization, and successfully develop new solutions to enhance the experience of customers.

Market Trends and Uncertainties

AEye anticipates growing demand for its iDAR perception platform across three major markets, the Automotive, Industrial and Mobility markets. AEye anticipates the total addressable market for lidar-based perception technology to grow to $42 billion by 2030. Within those markets, AEye is targeting attractive segments including ADAS, autonomous driving, commercial trucking, robo-taxis, and various Industrial and Mobility market segments such as mining, aviation, shuttles, railway, and intelligent transportation systems, or ITS. This provides AEye with multiple opportunities for sustained growth by enabling new applications and product features across these market segments. However, as our customers continue R&D projects to commercialize solutions that rely on lidar technology, it is difficult to estimate the timing of ultimate end market and customer adoption. In the Automotive market for example, AEye’s growth and financial performance will be heavily influenced by its ability to successfully integrate into OEM programs that require years of development, testing, and validation. Because of the size and complexity of these OEM programs, AEye sees its existing Tier 1 partnerships as a substantial competitive advantage given their large scale, mass-production capabilities, and existing OEM customer relationships. AEye’s primary focus in Automotive is on ADAS for passenger and commercial vehicle autonomy, particularly highway autonomy applications. We believe that growth in that market is driven by both more stringent safety regulations and consumer demand for vehicles offering increased safety. AEye will need to anticipate and adapt to any changes in the regulatory environment, as well as changes in consumer demand in order to take advantage of this opportunity.

Additionally, AEye is increasing its investments in international operations and partnerships that will position the company to expand its business globally and meet growing demand in the international markets. This is an important part of AEye’s core strategy and may expose AEye to additional factors such as foreign currency risk, additional operating costs, and other risks and challenges that may impact the ability to meet projected sales and margins.

Partnerships and Commercialization

AEye’s technology is designed to be a key enabler of autonomous solutions for Automotive, Industrial and Mobility applications. Because our technology must be integrated into a broader solution by our customers, it is critical that AEye achieves design wins with these customers. Achieving these design wins varies based on the market and application. The design win cycle in the Automotive market tends to be substantially longer and more difficult than in other markets. Achieving a design win with an OEM within the Automotive market may take considerably longer than a design win with customers in the Industrial or Mobility markets. AEye considers design wins to be critical to its future success, although the revenue generated by each design win and the time necessary to achieve such a win can vary significantly, making it difficult to predict AEye’s financial performance.

AEye’s revenue and profitability will be dependent upon our success in licensing our technology to Tier 1 automotive suppliers, such as Continental, that intend to use our technology in volume production of lidar sensors for OEMs. Delays of autonomy programs from OEMs that AEye is currently or will be working with through our Tier 1 partners could result in AEye being unable to achieve its revenue targets and profitability in the time frame we anticipate. Our revenue and profitability will be further dependent upon both our success in selling our lidar solutions to customers in the Industrial and Mobility markets.

Gross Margin Improvement

Our gross margins will depend on numerous factors, including among others the average selling price of our products, pricing of our development contracts with customers, royalty rates on licenses we grant to our customers, unit volumes, product mix, component costs, personnel costs, contract manufacturing costs, overhead costs, and product features. In the future, we expect to generate attractive gross margins from licensing our lidar technology and software to our Tier 1 partners in Automotive, and we expect those licenses will begin generating revenue for AEye in 2024. We also sell our own lidar solutions to customers in the Industrial and Mobility markets utilizing low-cost components that are sourced from the Tier 2 automotive supply chain and assembled by our contract manufacturing partners. If our Tier 1 partners in Automotive do not achieve the volumes that we expect, then the cost of the components we use to address the Industrial and Mobility markets may be higher than we currently anticipate and may impact our gross margins and our ability to achieve profitability.

To date, our revenue has been generated through development and/or collaboration arrangements with OEMs and Tier 1 suppliers to the OEMs, as well as unit sales of our products. The development contracts primarily focus on customization of our proprietary iDAR capabilities to the customers’ applications, typically involving software implementation to assist with sensor connection and control, customization of scan patterns, and enhancement of particular perception capabilities to meet specific customer needs. In general, development and/or collaboration arrangements that require more complex configurations have higher prices and higher gross margins. We expect development contracts to represent a smaller share of our total revenue over time, as we increase our focus on technology licensing and product sales. We expect our gross margins from the sale of products to improve over time as we outsource volume production of our lidar sensors to contract manufacturers, which will both increase unit volumes and reduce the cost per unit. In September 2021, we commenced our transition process to contract manufacturers.

Investment and Innovation

Our proprietary adaptive, intelligent lidar technology delivers industry-leading performance that helps to solve the most difficult challenges in delivering partial or full autonomy. While traditional sensing systems passively collect data, AEye’s active iDAR leverages principles from automated targeting systems and biomimicry to scan its environment, while intelligently focusing on what matters in order to enable safer, smarter, and faster decisions in complex scenarios.

We believe our financial performance is significantly dependent on our ability to maintain a technology leadership position. This is further dependent on the investments we make in R&D. It is essential that we continually identify and respond to rapidly evolving customer requirements, develop and introduce innovative new products, enhance and service existing products, and generate strong market demand for our products. If we fail to do this, our leading market position and revenue may be adversely affected, and our investments in that area will not be recovered.

Components of Results of Operations

Total Revenues

We categorize our revenue as (1) prototype sales and (2) development contracts.
In 2020 and during the first three quarters of 2021, our prototype revenue primarily related to unit sales of the company’s 4Sight M product. Revenue from prototype sales is typically recognized at a point in time when the control of goods is transferred to the customer, generally upon delivery or shipment to the customer.

Development contracts represented the majority of our total revenues in 2020 and approximately half of total revenues for the first three quarters of 2021. Revenue from development contracts are earned from R&D and/or collaboration arrangements with OEMs and Tier 1 suppliers to the OEMs. These contracts primarily focus on customization of our proprietary iDAR capabilities to the customers’ applications, typically involving software implementation to assist with sensor connection and control, customization of scan patterns, and enhancement of perception capabilities to meet specific customer needs. Revenue from development contracts is recognized when we satisfy performance obligations in the contract, which can result in recognition at either a point in time or over time. This assessment is made at the outset of the arrangement for each performance obligation.

Cost of Revenue

Cost of Revenue includes the cost of component inventory used in the production of prototypes, direct and indirect labor costs associated with the units, as well as direct labor associated with development contracts.

Operating Expenses

Research and Development

Our R&D efforts are focused primarily on hardware, software, and system engineering related to the design and development of our advanced lidar solutions. R&D expenses include:

•personnel-related expenses, including salaries, benefits, bonuses, and stock-based compensation expense;
•third-party engineering and contractor costs;
•new hardware and software expenses; and
•allocated overhead expenses.

R&D costs are expensed as they are incurred. Our investment in R&D will continue to grow because we believe that investment is essential to maintain our position as a provider of one of the most advanced lidar solutions available.

Sales and Marketing

Our sales and marketing expenses consist primarily of personnel-related costs, including salaries, benefits, bonuses, and stock-based compensation, for all personnel directly involved in business development and customer account management, trade shows expenses, advertising and promotions expenses for press releases, other public relations services, and allocated overhead expenses. We expect our sales and marketing expense to grow over time as we continue to expand our sales and marketing efforts to support the anticipated growth of our business.

General and Administrative

Our general and administrative expenses consist primarily of personnel-related costs, including salaries, benefits, bonuses, and stock-based compensation, for executive, finance, legal, human resources, technical support, and other administrative personnel. Other significant expenses include consulting, accounting, legal and professional fees, insurance premiums, software and computer equipment costs, general office expenses, and allocated overhead expenses. We expect our general and administrative expenses to increase for the foreseeable future as we increase our headcount to support the growth of our business, and as a result of operating as a public company, including additional costs and expenses associated with compliance with the rules and regulations of the SEC, legal, audit, insurance, investor relations, and other administrative and professional services.

Change in Fair Value of Embedded Derivative and Warrant Liabilities

Change in fair value of embedded derivative and warrant liabilities is the result of the change in fair value at each reporting date. The carrying amounts of the embedded derivative and warrant liabilities are recorded at fair value at issuance, marked-to-market as of each balance sheet date, and changes in fair value are reported as either income or expense during the period. Upon the closing of the Business Combination, the embedded derivative was settled, the pre-combination common stock warrants and Series A preferred stock warrants were net settled and converted to Class A common stock and private placement warrants were acquired as part of the Business Combination.

Interest Income, Interest Expense and Other

Interest income consists primarily of interest earned on our cash, cash equivalents and marketable securities. These amounts will vary based on our cash and cash equivalents balances and market rates. Interest expense consisted primarily of interest on our borrowings and convertible notes and amortization of debt issuance costs and discount.

Results of Operations

Comparison of the Three Months Ended September 30, 2021 and 2020

The results of operations presented below should be reviewed in conjunction with the condensed consolidated financial statements and notes included elsewhere in this report. The following table sets forth our condensed consolidated results of operations data for the three months ended September 30, 2021 and 2020 (in thousands, except for percentages):

	Three months ended September 30,		Change	Change
	2021	2020	$	%

Prototype sales	$127	$87	$40	46.0%
Development contracts	—	1,050	(1,050)	(100.0)%
Total revenues	127	1,137	(1,010)	(88.8)%
Cost of revenue	466	317	149	47.0%
Gross (loss) profit	(339)	820	(1,159)	(141.3)%
Research and development	7,468	3,247	4,221	130.0%
Sales and marketing	2,991	672	2,319	345.1%
General and administrative	6,086	1,650	4,436	268.8%
Total operating expenses	16,545	5,569	10,976	197.1%
Loss from operations	(16,884)	(4,749)	(12,135)	255.5%
Change in fair value of embedded derivative and warrants liabilities	341	1,366	(1,025)	(75.0)%
Gain on PPP loan forgiveness	—	—	—	0.0%
Interest income and other	69	6	63	1,050.0%
Interest expense and other	(919)	(401)	(518)	129.2%
Total other income (expense), net	(509)	971	(1,480)	(152.4)%
Net loss	$(17,393)	$(3,778)	$(13,615)	360.4%

Revenue

Prototype Sales

Prototype sales increased by $40, or 46.0%, for the three months ended September 30, 2021. This increase was primarily due to an increase in 4Sight M unit sales.

Development Contracts

Development contracts decreased by $1,050 or 100.0%, for the three months ended September 30, 2021. The decrease was primarily due to revenue recognized in the prior year from a large Tier 1 contract.

Cost of Revenue

Cost of revenue increased by $149, or 47.0%, for the three months ended September 30, 2021. This increase was primarily due to inventory adjustments, offset by less units shipped in the current quarter.

Operating Expenses

Research and Development

Research and development expenses increased by $4,221, or 130.0%, for the three months ended September 30, 2021. This increase was primarily driven by an increase in nonrecurring engineering research and development fees of $2,547, stock-based compensation expense of $571, personnel costs of $861, and administrative expenses of $312, including IT charges of $272.

Sales and Marketing

Total sales and marketing expenses increased by $2,319, or 345.1%, for the three months ended September 30, 2021. This increase was primarily due to an increase in marketing program spend of $664, stock-based compensation expense of $362, and personnel costs of $1,080.

General and Administrative

Total general and administrative expenses increased by $4,436, or 268.8%, for the three months ended September 30, 2021. This increase was primarily due to an increase in administrative fees of $2,194, including insurance fees of $636, professional fees of $1,177, and personnel costs of $1,400.

Change in Fair Value of Embedded Derivative and Warrant Liabilities

Change in fair value of embedded derivative and warrant liabilities decreased $1,025, or 75.0% for the three months ended September 30, 2021. This decrease was primarily due to a significant decrease in the fair value of the embedded derivative resulting in a gain during Q3 2020.

Gain on PPP Loan Forgiveness

Gain on PPP loan forgiveness had a $0 balance for the three months ended September 30, 2021 and 2020.

Interest Income and Other

Interest income and other increased by $63, or 1,050.0%, for the three months ended September 30, 2021. This increase was primarily due to the interest earned on our marketable securities of $65 in September 2021.

Interest Expense and Other

Interest expense and other increased by $518, or 129.2%, for the three months ended September 30, 2021. This increase was primarily due to the expense increase related to the SVB financing facility loan of $111, an increase in interest on convertible notes of $49, and an increase in the amortization of debt discount and issuance costs of $257.

Net Loss

Net loss increased by $13,615, or 360.4%, for the three months ended September 30, 2021. This increase was primarily due an increase in the operating expenses.

Comparison of the Nine Months Ended September 30, 2021 and 2020

The results of operations presented below should be reviewed in conjunction with the condensed consolidated financial statements and notes included elsewhere in this report. The following table sets forth our condensed consolidated results of operations data for the nine months ended September 30, 2021 and 2020 (in thousands, except for percentages):

	Nine months ended September 30,		Change	Change
	2021	2020	$	%

Prototype sales	$588	$150	$438	292.0%
Development contracts	615	1,150	(535)	(46.5)%
Total revenues	1,203	1,300	(97)	(7.5)%
Cost of revenue	1,537	464	1,073	231.3%
Gross (loss) profit	(334)	836	(1,170)	(140.0)%
Research and development	19,030	11,207	7,823	69.8%
Sales and marketing	6,489	2,610	3,879	148.6%
General and administrative	13,846	4,862	8,984	184.8%
Total operating expenses	39,365	18,679	20,686	110.7%
Loss from operations	(39,699)	(17,843)	(21,856)	122.5%
Change in fair value of embedded derivative and warrant liabilities	222	1,284	(1,062)	(82.7)%
Gain on PPP loan forgiveness	2,297	—	2,297	100.0%
Interest income and other	74	19	55	289.5%
Interest expense and other	(2,871)	(955)	(1,916)	200.6%
Total other income (expense), net	(278)	348	(626)	(179.9)%
Net loss	$(39,977)	$(17,495)	$(22,482)	128.5%

Revenue

Prototype Sales

Prototype sales increased by $438, or 292.0%, for the nine months ended September 30, 2021. This increase was primarily due to an increase in 4Sight M unit sales.

Development Contracts

Development contracts decreased by $535, or 46.5%, for the nine months ended September 30, 2021. The decrease was primarily due to revenue recognized in the prior year from a large Tier 1 contract.

Cost of Revenue

Cost of revenue increased by $1,073, or 231.3%, for the nine months ended September 30, 2021. This increase was primarily due to increased sales as well as price variances and inventory adjustments.

Operating Expenses

Research and Development

Research and development expenses increased by $7,823, or 69.8%, for the nine months ended September 30, 2021. This increase was primarily driven by an increase in nonrecurring engineering research and development fees of $4,910, stock-based compensation expense of $1,721, personnel costs of $901, and administrative expenses of $481, including IT charges of $460.

Sales and Marketing

Total sales and marketing expenses increased by $3,879, or 148.6%, for the nine months ended September 30, 2021. This increase was primarily due to an increase in marketing program spend of $924, stock-based compensation expense of $1,055, and personnel costs of $1,702.

General and Administrative

Total general and administrative expenses increased by $8,984, or 184.8%, for the nine months ended September 30, 2021. This increase was primarily due to an increase in administrative expense, including professional accounting and legal fees of $2,371, stock-based compensation expense of $2,930, and personnel costs of $2,634.

Change in Fair Value of Embedded Derivative and Warrant Liabilities

Change in fair value of embedded derivative and warrant liabilities decreased by $1,062 or 82.7% for the nine months ended September 30, 2021. This decrease was due to a significant decrease in the fair value of the embedded derivative resulting in a gain during Q3 2020.

Gain on PPP Loan Forgiveness

Gain on PPP loan forgiveness increased by $2,297, or 100.0% for the nine months ended September 30, 2021. This increase was due to the gain from the forgiveness of the PPP loan.

Interest Income and Other

Interest income and other increased by $55, or 289.5%, for the nine months ended September 30, 2021. This increase was primarily due to the interest earned on our marketable securities of $65 in September 2021.

Interest Expense and Other

Interest expense and other increased by $1,916, or 200.6%, for the nine months ended September 30, 2021. This increase was primarily due to the expense increase related to the SVB financing facility loan of $235, interest on convertible notes of $510 and an increase in the amortization of debt discount and issuance costs of $923.

Net Loss

Net loss increased by $22,482, or 128.5%, for the nine months ended September 30, 2021. This increase was primarily due to an increase in operating expenses.

Liquidity and Capital Resources

Sources of Liquidity

AEye’s capital requirements will depend on many factors, including sales volume, the timing and extent of spending to support R&D efforts, investments in information technology systems, the expansion of sales and marketing activities, increased costs as we continue to hire additional personnel, and market adoption of new and enhanced products and features. As of September 30, 2021, our cash, cash equivalents, and marketable securities totaled $182,378.

To date, AEye’s principal sources of liquidity have been proceeds received from the issuance of equity. Until AEye can generate sufficient revenue from the sale of its products to cover operating expenses, working capital, and capital expenditures, AEye expects the funds raised in the Business Combination, including the funds from PIPE financing, to fund its cash needs. If we are required to raise additional funds by issuing equity securities, dilution of stockholders may result. Any debt securities issued may also have rights, preferences, and privileges senior to those of holders of AEye common stock. The terms of debt securities or borrowings could impose significant restrictions on AEye’s operations. The credit market and financial services industry have in the past, and may in the future, experience periods of uncertainty that could impact the availability and cost of equity and debt financing.

During the nine months ended September 30, 2021 and 2020, we had a net loss of $39,977 and $17,495, respectively. We anticipate that we will continue to incur losses for at least the next several years. We expect that our research and development expenses and selling, general and administrative expenses will continue to be significant and, as a result, we may need additional capital resources to fund our operations. We believe that the net proceeds from the Business Combination, together with our existing cash, cash equivalents and marketable securities will enable us to fund our operating expenses and capital expenditure requirements for a period of at least twelve months from the date of this Quarterly Report on Form 10-Q.

Cash Flow Summary

	Nine months ended September 30,
	2021	2020
	(in thousands)
Net cash provided by (used in):
Operating activities	$(39,588)	$(13,958)
Investing activities	$(130,712)	$(4,017)
Financing activities	$208,421	$14,428

Operating Activities

For the nine months ended September 30, 2021, net cash used in operating activities was $39,588. Factors affecting our operating cash flows during this period were net loss of $39,977 and gain on PPP loan forgiveness of $2,297, offset by stock-based compensation of $6,522, amortization of issuance costs of $725, and amortization of debt issuance costs of $752. Within operating activities, the net changes in operating assets and liabilities was cash used of $6,193, primarily driven by increases in prepaids and other current assets of $5,305 and inventory of $2,197, partially offset by increases in accrued expenses and other current liabilities of $1,417, and accounts payable of $840.

For the nine months ended September 30, 2020, net cash used in operating activities was $13,958. Factors affecting our operating cash flows during this period were net loss of $17,495 and change in fair value of embedded derivative and liability of $1,284, offset by stock-based compensation of $815 and depreciation and amortization of $679. Within operating activities net changes in operating assets and liabilities was cash provided of $2,657, primarily driven by decreases in prepaids and other current assets of $3,832, partially offset by increases in inventory of $414.

Investing Activities

For nine months ended September 30, 2021, net cash used in investing activities was $130,712. The primary factor affecting net cash used in investing activities during this period was the purchase of available-for-sale securities of $129,999.

For nine months ended September 30, 2020, net cash used in investing activities was $4,017, due to the purchase of property and equipment of $4,017 associated with the construction allowance for the new headquarters.

Financing Activities

For the nine months ended September 30, 2021, net cash provided by financing activities was $208,421. The primary factors affecting our financing cash flows during this period were the proceeds from the Business Combination and private offering of $256,811, partially offset by transaction costs related to the Business Combination of $47,775, proceeds from a bank loan of $10,000, offset by principal payments on the credit facility of $13,333.

For the nine months ended September 30, 2020, net cash provided by financing activities was $14,428. The primary factors affecting our financing cash flows during this period were the proceeds from the issuance of AEye Convertible Equity Instruments of $12,596, proceeds from PPP loan of $2,270, offset by principal payments on a credit facility of $444.

Contractual Obligations and Commitments

In the normal course of business, we enter into obligations and commitments that require future contractual payments. The commitments result primarily from lease for office space. The following table summarizes our contractual obligations and commercial commitments (in thousands) as of September 30, 2021:

	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Rental Payments	$2,333	$4,719	$5,006	$425
Total	$2,333	$4,719	$5,006	$425

Off-Balance Sheet Arrangements

As of the balance sheet date of September 30, 2021 we have not engaged in any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

Critical Accounting Policies and Estimates

Our condensed consolidated financial statements are in accordance with GAAP. We are required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the condensed consolidated financial statements, the reported amounts of revenues and expenses during the reporting periods, fair value measures and the related disclosures in the condensed consolidated financial statements. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. The results of our analysis form the basis for making assumptions about the carrying values of assets and liabilities and fair value measures that are not readily apparent from other sources. As a result, these accounting policies could materially affect our financial statements.

Revenue

We recognize revenues from the sale of prototype systems and from R&D and collaboration and development arrangements with OEMs and suppliers to the OEMs. Revenue represents the amount of expected consideration we are entitled to receive upon the transfer of promised goods or services in the ordinary course of our activities and is recorded net of sales taxes. We recognize revenue when performance obligations are satisfied by transferring control of a promised good or service to a customer. For performance obligations that are satisfied at a point in time, we also consider the following indicators to assess whether control of a promised good or service is transferred to the customer: (i) right to payment; (ii) legal title; (iii) physical possession; (iv) significant risks and rewards of ownership; and (v) acceptance of the good or service. For performance obligations satisfied over time, we recognize revenue over time by measuring the progress toward complete satisfaction of a performance obligation.

The application of various accounting principles related to the measurement and recognition of revenue requires us to make judgments and estimates. Specifically, complex arrangements with nonstandard terms and conditions may require relevant contract interpretation to determine the appropriate accounting treatment, including whether the promised goods and services specified in a multiple element arrangement should be treated as separate performance obligations. When a contract involves multiple performance obligations, the Company accounts for individual products and services separately if the customer can benefit from the product or service on its own or with other resources that are readily available to the customer and the product or service is separately identifiable from other promises in the arrangement. For multiple element obligations, the transaction price is allocated to each performance obligation using the relative stand-alone selling price.

Stock-Based Compensation

We recognize stock-based awards granted to our employees and directors based on the estimated grant-date fair value of the awards. Compensation expense is recognized on a straight-line basis over the requisite service period, which is generally the vesting period of the respective award. We estimate the fair value of options using the Black-Scholes option-pricing model, which requires objective and subjective assumptions such as the option’s expected term, fair value of our ordinary shares, risk-free interest rate, expected dividend yield, expected term, and expected volatility of our ordinary shares. Our assumptions may differ from those used in prior periods. Changes to the estimates we make from time to time may have a significant impact on our stock-based compensation expense and could materially impact our results of operations.

The grant date fair value of our common stock, prior to the closing of the Business Combination was determined using valuation methodologies that utilize certain assumptions, including probability weighting of events, volatility, time to liquidation, a risk-free interest rate, and an assumption for a discount for lack of marketability. Subsequent to the closing of the Business Combination the valuation of our common stock was determined using the publicly traded closing price as reported on Nasdaq.

Emerging Growth Company Status

Section 102(b)(1) of the Jumpstart Our Business Startups Act of 2012 (“JOBS Act”) exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can choose not to take advantage of the extended transition period and comply with the requirements that apply to non-emerging growth companies, and any such election to not take advantage of the extended transition period is irrevocable.

AEye is an “emerging growth company” as defined in Section 2(a) of the Securities Act, and has elected to take advantage of the benefits of the extended transition period for new or revised financial accounting standards. Following the consummation of the Business Combination, our Post-Combination Company will remain an emerging growth company until the earliest of (i) the last day of the fiscal year in which the market value of common stock that is held by non-affiliates exceeds $700 million as of the end of that year’s second fiscal quarter, (ii) the last day of the fiscal year in which the Company has total annual gross revenue of $1.07 billion or more during such fiscal year (as indexed for inflation), (iii) the date on which the Company has issued more than $1.0 billion in non-convertible debt in the prior three-year period, or (iv) December 31, 2024. AEye expects to continue to take advantage of the benefits of the extended transition period, although it may decide to early adopt such new or revised accounting standards to the extent permitted by such standards. This may make it difficult or impossible to compare the Company’s financial results with the financial results of another public company that is either not an emerging growth company or is an emerging growth company that has chosen not to take advantage of the extended transition period exemptions because of the potential differences in accounting standards used.

Recent Accounting Pronouncements

See Note 1 to AEye's financial statements included elsewhere in this Quarterly Report on Form 10-Q for recently adopted accounting pronouncements and recently issued accounting pronouncements not yet adopted as of the date of this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates.

We do not believe that inflation has had a material effect on our business, results of operations, or financial condition. Nonetheless, if our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs. Our inability or failure to do so could harm our business, results of operations or financial condition.

Interest Rate Risk

As of September 30, 2021, we had cash and cash equivalents and marketable securities of $182,378, which consisted primarily of deposits in our bank accounts, money market funds, and marketable securities. Such interest-earning instruments carry a degree of interest rate risk. Our investment policy is focused on the preservation of capital and supporting our liquidity needs. We invest in highly rated securities, while limiting the amount of credit exposure to any one issuer other than the U.S. government. A hypothetical 10% change in interest rates would not have a material impact on our financial condition or results of operations due to the short-term nature of our cash, cash equivalents and marketable securities.

Credit Risk

Our concentration of credit risk is determined by evaluating each customer and each vendor that accounts for more than 10% of our accounts receivable and accounts payable, respectively. As of September 30, 2021, there were three customers each accounting for 10% or more of our accounts receivable and two vendors each accounting for 10% or more of our accounts payable.

We perform credit evaluations as needed and generally do not require collateral for our customers. We analyze accounts receivable, historical percentages of uncollectible accounts, and changes in payment history when evaluating the adequacy of the allowance for doubtful accounts for potential credit losses on customers’ accounts. At September 30, 2021 and 2020, we did not have write-offs and did not record an allowance for doubtful accounts on the condensed consolidated balance sheets.

Item 4. Controls and Procedures

Part II - Other Information
Item 1. Legal Proceedings
From time to time, we may become involved in actions, claims, suits, and other legal proceedings arising in the ordinary course of our business, including assertions by third parties relating to intellectual property infringement, breaches of contract or warranties, or employment-related matters. In particular, we were named in a lawsuit filed on February 24, 2021, in the Third Judicial Circuit Court of Wayne, Michigan, by an entity called Orfin, LLC (“Orfin”). In the suit, Orfin alleges that it entered an enforceable agreement with us to invest $2.5M in a convertible note to be issued by us. We disputed the existence of any such agreement with Orfin. The suit was subsequently transferred to the United States District Court for the District of Delaware on April 21, 2021 and was voluntarily dismissed by Orfin on August 30, 2021. We are not currently a party to any actions, claims, suits or other legal proceedings the outcome of which, if determined adversely to us, would individually or in the aggregate have a material effect on our business, financial condition, and results of operations.

Item 1A. Risk Factors

Summary of Risk Factors
Our business is subject to numerous risks and uncertainties, including those highlighted in the section titled “Risk Factors,” that represent challenges that we face in connection with the successful implementation of our strategy and growth of our business. The occurrence of one or more of the events or circumstances described in the section titled “Risk Factors,” alone or in combination with other events or circumstances may have an adverse effect on our business, financial condition, results of operations, and prospects. Such risks include, but are not limited to:

•We are an early stage company with a history of losses and we expect to incur significant expenses and continuing losses through at least 2024.

•Our business could be materially and adversely affected by the current global COVID-19 pandemic or other epidemics and outbreaks.

•Our limited operating history makes it difficult to evaluate our future prospects and the risks and challenges we may encounter.

•We continue to implement strategic initiatives designed to grow our business. These initiatives may prove more costly than we currently anticipate and we may not succeed in increasing our revenue in an amount sufficient to offset the costs of these initiatives and to achieve and maintain profitability.

•If our deterministic artificial intelligence-driven sensing system is not selected for inclusion in ADAS technology by automotive OEMs or their suppliers, our business will be materially and adversely affected.

•Our products require key components and critical raw materials and our inability to reduce and control the cost of such components and raw materials could negatively impact the adoption of our products and accordingly, our financial condition and operating results.

•Continued pricing pressures, automotive OEM and Tier 1 supplier cost reduction initiatives, and the ability of automotive OEMs and Tier 1 suppliers to re-source or cancel vehicle or technology programs may result in lower than anticipated revenues, or cause substantial losses, which may adversely affect our business.

•We expect to incur substantial R&D costs and devote significant resources to identifying and commercializing new products, which could significantly reduce our profitability and may never result in revenue to us.

•Although we believe that lidar is an essential technology for autonomous vehicles and other emerging applications, market adoption of lidar is uncertain. If market adoption of lidar does not continue to develop, or adoption is deferred, or otherwise develops more slowly than we expect, our business will be adversely affected.

•We rely on third-party suppliers and because some of the raw materials and key components in our products come from limited or single source suppliers, we are susceptible to supply shortages, longer than anticipated lead times for components, and supply changes, any of which could disrupt our supply chain and could delay deliveries of our products to customers.

•Because our sales have been primarily to customers making purchases for R&D projects and customers’ current orders are project-based, we expect our results of operations to fluctuate on a quarterly and annual basis, which could cause our stock price to fluctuate or decline.

•Our outsourced manufacturing business model for the industrial and mobility markets may not be successful, which could harm our ability to deliver products and recognize revenue in the industrial and mobility markets.

•We engage international contract manufacturers, and therefore we may face risks associated with manufacturing operations outside the United States.

•We, our outsourcing partners, and our suppliers rely on complex machinery for production of our lidar solutions, which involves a significant degree of risk and uncertainty in terms of operational performance and costs.

•Our sales and operations in international markets expose us to associated operational, financial, and regulatory risks.

•The complexity of our products could result in unforeseen delays or expenses from undetected defects, errors, or reliability issues in our hardware or software which could reduce the market adoption of our products, damage our reputation with current or prospective customers, expose us to product liability and other claims, and thereby adversely affect our operating costs.

•We may be subject to product liability or warranty claims that could result in significant direct or indirect costs, which could adversely affect our business and operating results.

•If we do not maintain sufficient inventory or if we do not adequately manage our inventory, we could lose sales or incur higher inventory-related expenses, which could negatively affect our operating results.

•The average selling prices of our products or our fees or royalties from technology licenses could decrease rapidly over the life of the product or license term, which may negatively affect our revenue and gross margin.

•Adverse conditions in the automotive industry or the global economy more generally could have adverse effects on our results of operations.

•Since many of the markets in which we compete are new and rapidly evolving, it is difficult to forecast long-term end-customer adoption rates and demand for our products.

•Our business could be materially and adversely affected if we lost any of our large customers or strategic partners if their demand for our products declined due to factors outside of our control, including component shortages (whether related to our products or otherwise) that impact our customers’ overall production plans or product development plans, or if our customers were unable to pay their invoices.

•We are substantially relying on our relationship with Continental AG; our business could be materially and adversely affected if our relationship with Continental was terminated, or if we, through our relationship with Continental, are unable to obtain a sufficient number of design wins and successfully enter into definitive agreements or other commercial arrangements with automotive OEMs with respect to such design wins.

Risk Factors Relating to Our Business and Industry

We are an early stage company with a history of losses and we expect to incur significant expenses and continuing losses through at least 2024.

We have incurred net losses in each year since our inception. In the nine months ended September 30, 2021 and 2020, we incurred net losses of approximately $40 million and $17.5 million, respectively. We expect that we will continue to incur significant losses through at least 2024 as we:

•continue to utilize our third-party partners for design, testing and commercialization;

•expand our operations and supply chain capabilities to produce our lidar solutions, including costs associated with outsourcing the production of our lidar solutions;

•expand our design, development, and servicing capabilities;

•build up inventories of parts and components for our lidar solutions;

•produce an inventory of our lidar solutions;

•increase our sales and marketing activities and develop our distribution infrastructure; and

•increase our general and administrative spending to meet the requirements of operating as a public company.

As of September 30, 2021, we had an accumulated deficit of approximately $126.8 million. Even if we are able to increase sales or licensing of our products, there can be no assurance that we will be commercially successful. Since we will incur the costs and expenses from these efforts prior to receiving incremental revenues with respect thereto, our losses in future periods will be significant. If our products do not achieve sufficient market acceptance, we will not become profitable. If we fail to become profitable, or if we are unable to fund our continuing losses, we may be unable to continue our business operations. There can be no assurance that we will ever achieve or sustain profitability.

Our limited operating history makes it difficult to evaluate our future prospects and the risks and challenges we may encounter.

We have been focused on developing our deterministic artificial intelligence-driven sensing system for vehicle autonomy, autonomous driver-assistance systems, or ADAS, and industrial applications as a private company since 2013. This relatively limited operating history makes it difficult to evaluate our future prospects and the risks and challenges we may encounter, which include our ability to:

•develop and commercialize our products;

•produce and deliver lidar and software products meeting acceptable performance metrics;

•forecast our revenue and budget for and manage our expenses;

•attract new customers and retain existing customers;

•develop, obtain, or progress strategic partnerships;

•comply with existing and new or modified laws and regulations applicable to our business;

•plan for and manage capital expenditures for our current and future products, and manage our supply chain and supplier relationships related to our current and future products;

•anticipate and respond to macroeconomic changes as well as changes in the markets in which we operate;

•maintain and enhance the value of our reputation and brand;

•effectively manage our growth and business operations, including the impacts of the COVID-19 pandemic on our business;

•develop and protect our intellectual property;

•hire, integrate, and retain talented people at all levels of our organization; and

•successfully develop new solutions to enhance the experience of customers.

If we fail to address the risks and difficulties that we face, including those associated with the challenges listed above as well as those described elsewhere in this “Risk Factors” section, our business, financial condition, and results of operations could be adversely affected. Further, because we have limited historical financial data and operate in a rapidly evolving market, any predictions about our future revenue and expenses may not be as accurate as those predictions would be if we had a longer operating history or operated in a more predictable market. We have encountered in the past, and will continue to encounter in the future, risks and uncertainties frequently experienced by growing companies with limited operating histories in rapidly changing industries. If our assumptions regarding these risks and uncertainties, which we use to plan and operate our business, are incorrect or change, or if we do not address these risks successfully, our results of operations could differ materially from our expectations and our business, financial condition, and results of operations could be adversely affected.

Our business could be materially and adversely affected by the current global COVID-19 pandemic or other epidemics and outbreaks.

The ongoing COVID-19 pandemic has disrupted and affected our business operations, which has led to business and supply chain disruptions. For example, our offices and R&D and manufacturing locations have been, and continue to be, impacted due to national and regional government declarations requiring closures, quarantines, and travel restrictions. The ongoing COVID-19 pandemic, including associated business interruptions and recovery, as well as other possible epidemics or outbreaks of other contagions could result in a material adverse impact on our or our current or anticipated customers’ or suppliers’ business operations, including reduction or suspension of operations in the U.S. or other parts of the world. Our design and engineering operations, among others, cannot all be conducted remotely and often require on-site access to materials and equipment. We have customers, suppliers, and partners with international operations, and our customers, suppliers, and partners also depend on suppliers and manufacturers worldwide, which means that our business and prospects could be affected by the continuation or worsening of the COVID-19 pandemic anywhere in the world. Depending upon the duration of the ongoing COVID-19 pandemic and the associated business interruptions, our customers, suppliers, manufacturers, and partners may suspend or delay their engagement with us. We and our customers’ and suppliers’ response to the ongoing COVID-19 pandemic may prove to be inadequate and they may be unable to continue their respective operations in the manner they had prior to the outbreak or the worsening of the outbreak, and we may consequently endure interruptions, reputational harm, delays in our product development, and shipments, all of which could have an adverse effect on our business, operating results, and financial condition. In addition, when the pandemic subsides, we cannot assure you as to the timing of any economic recovery, which could have a material adverse effect on our target markets and our business.

We continue to implement strategic initiatives designed to grow our business. These initiatives may prove more costly than we currently anticipate and we may not succeed in increasing our revenue in an amount sufficient to offset the costs of these initiatives and to achieve and maintain profitability.

We continue to make investments and implement initiatives designed to grow our business, including:

•investing in R&D;

•expanding our sales and marketing efforts to attract new customers and strategic partners;

•investing in new applications and markets for our products;

•further enhancing our manufacturing processes and partnerships;

•protecting our intellectual property; and

•investing in legal, accounting, and other administrative functions necessary to support our operations as a public company.

These initiatives may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenue, if at all, in an amount sufficient to offset these higher expenses and to achieve and maintain profitability. The market opportunities we are pursuing are at an early stage of development, and it may be many years before the end markets we expect to serve generate demand for our products at scale, if at all. Our revenue may be adversely affected for a number of reasons, including the development and/or market acceptance of new technology that competes with our products, if automotive original equipment manufacturers, or OEMs, Tier 1 automotive suppliers, or other market participants change their autonomous vehicle or autonomous driving systems, or ADAS, technology or strategy, failure of our customers to commercialize autonomous systems that include our solutions, our inability to effectively manage or outsource the management of our inventory, manufacturing, or contract manufacturing of products at scale, our inability to enter new markets or to help our customers adapt our products for new applications, or our failure to attract new customers or secure production orders from existing customers currently analyzing our solutions, or increasing competition. Furthermore, it is difficult to predict the size and growth rate of our target markets, customer demand for our products, commercialization timelines, developments in autonomous sensing, developments in ADAS and related technology, the entry of competitive products, or the success of existing competitive products and services. For these reasons, we do not expect to achieve profitability over the near term. If our revenue does not grow over the long term, our ability to achieve and maintain profitability may be adversely affected, and the value of our business may significantly decrease.

If our deterministic artificial intelligence-driven sensing system is not selected for inclusion in ADAS technology by automotive OEMs or their suppliers, our business will be materially and adversely affected.

Automotive OEMs and their suppliers design and develop ADAS technology over several years. These automotive OEMs and suppliers undertake extensive testing or qualification processes prior to placing orders for large quantities of products, such as our active lidar products, because such products will function as part of a larger system or platform and must meet specifications that we do not control or dictate. We spend significant time and resources to have our products selected by automotive OEMs and their suppliers, which we refer to as a “design win.” In the case of autonomous driving and ADAS technology, a design win means our active lidar product has been selected for use in a particular vehicle model or models. If we do not achieve a design win with respect to a particular vehicle model, we may not have an opportunity to supply our products to the automotive OEM or its supplier for that vehicle model for a period of many years. In many cases, this period can be as long as five to seven years (or more). If our products are not selected by an automotive OEM or our suppliers for one vehicle model or if our products are not successful in that vehicle model, it is less likely that our product will be deployed in other vehicle models of that automotive OEM. If we fail to obtain design wins for a significant number of vehicle models from one or more automotive OEMs or their suppliers, our business, results of operations, and financial condition will be materially and adversely affected. In addition, our relationships with Tier 1 suppliers are still subject to definitive agreements. If these relationships do not materialize, automotive OEMs may be less inclined to select our products for use in their vehicle models. The period of time from a design win to implementation is long and we are subject to the risks of cancellation or postponement of the contract or unsuccessful implementation.

Our forward-looking estimates of certain financial metrics may prove inaccurate.

We use various estimates in formulating our business plans. We base our estimates upon a number of assumptions that are inherently subject to significant business and economic uncertainties and contingencies, many of which are beyond our control. Our estimates therefore may prove inaccurate, causing the actual amount to differ from our estimates. These factors include, without limitation:

•the extent to which we meet contractual terms and conditions;

•the extent to which our technology is successfully integrated into our customers’ vehicles;

•the timing of when our customers adopt our technology into their vehicles on a commercial basis which could be delayed for regulatory, safety or reliability issues unrelated to our technology;

•undetected or unknown errors, defects or reliability issues in our hardware or software which could reduce the market adoption of our new products;

•loss of business with respect to, the failure or lack of commercial success of a vehicle model for which we are a significant supplier for reasons unrelated to our technology;

•a decline, for any reason, in the production levels of our customers, particularly with respect to models which incorporate our technology;

•customer cancellations of their contracts;

•if our products are included as part of a vehicle option package, the extent to which end customers select it; and

•other risk factors set forth in this Quarterly Report.

Our products require key components and critical raw materials and our inability to reduce and control the cost of such components and raw materials could negatively impact the adoption of our products and accordingly, our financial condition and operating results.

The production of our components is dependent on sourcing certain key components and raw materials at acceptable price levels. If we or our licensees or contract manufacturers are unable to adequately reduce and control the costs of such key components, they will be unable to realize manufacturing costs targets, which could reduce the market adoption of our products, damage our reputation with current or prospective customers, and have an adverse effect on our brand, business, prospects, financial condition, and operating results.

Continued pricing pressures, automotive OEM and Tier 1 supplier cost reduction initiatives, and the ability of automotive OEMs and Tier 1 suppliers to re-source or cancel vehicle or technology programs may result in lower than anticipated revenues, or cause substantial losses, which may adversely affect our business.

Cost-cutting initiatives adopted by our customers may result in continued downward pressure on pricing. Our agreements and partnerships with automotive OEMs and Tier 1 suppliers may require step-downs in pricing over the term of the agreement or partnership, or if commercialized, over the period of production. In addition, our automotive OEM and Tier 1 suppliers often reserve the right to terminate their supply contracts for convenience, which enhances their ability to obtain price reductions. Automotive OEMs and Tier 1 suppliers also possess significant leverage over their suppliers, including us, because the automotive component supply industry is highly competitive, serves a limited number of customers, and has a high fixed cost base. See also the risk factor entitled, “We operate in a highly competitive market involving emerging technology. We compete against a number of competitors, some of whom have substantially greater resources than us,” below.

Accordingly, we expect to be subject to substantial and continuing pricing pressure from automotive OEMs, Tier 1 suppliers, and lidar competitors, which may impact the revenue we receive from licensing our product designs or selling our products. It is possible that pricing pressures beyond our expectations could intensify as automotive OEMs, Tier 1 suppliers, and lidar competitors pursue restructuring, consolidation, and cost-cutting initiatives. If we are unable to identify sufficient design cost savings to meet the expectations of automotive OEMs and Tier 1 suppliers, our revenue and profitability would be adversely affected.

We expect to incur substantial R&D costs and devote significant resources to identifying and commercializing new products, which could significantly reduce our profitability and may never result in revenue to us.

Our future growth depends on penetrating new markets, adapting existing products to new applications and customer requirements, and introducing new products that achieve market acceptance. We plan to incur substantial and increasing R&D costs as part of our efforts to design, develop, manufacture, and commercialize new products and enhance existing products. Our R&D expenses were approximately $17.0 million and $18.6 million during 2020 and 2019, respectively, and are likely to grow in the future. Because we account for R&D as an operating expense, these expenditures will adversely affect our results of operations in the future. Further, our R&D program may not produce successful results, and our new products may not achieve market acceptance, create additional revenue, or become profitable.

Although we believe that lidar is an essential technology for autonomous vehicles and other emerging applications, market adoption of lidar is uncertain. If market adoption of lidar does not continue to develop, or adoption is deferred, or otherwise develops more slowly than we expect, our business will be adversely affected.

While our artificial intelligence-driven lidar-based sensing system can be applied to different use cases across end markets, approximately 79% of our revenue during 2020 was generated from automotive applications with a few customers in the aerospace, delivery, shuttle, railway, mining, and aviation sectors. Despite the fact that the automotive industry has engaged in considerable effort to research and test lidar products for ADAS and autonomous driving applications, the automotive industry may not introduce lidar products in commercially available vehicles on a timeframe that matches our expectations, if at all. We continually study emerging and competing sensing technologies and methodologies and we may incorporate new sensing technologies to our product portfolio over time. However, lidar products remain relatively new and it is possible that other sensing modalities, or a new disruptive modality based on new or existing technologies, including a combination of technologies, will achieve acceptance or leadership in the ADAS and autonomous driving space. Even if lidar products are used in initial generations of autonomous driving technology and ADAS products, we cannot guarantee that lidar products will be designed into or included in subsequent generations of such commercialized technology. In addition, we expect that initial generations of autonomous vehicles will be focused on limited applications, such as robo-taxis and shuttles, and that mass market adoption of autonomous technology may lag significantly behind these initial applications. The speed of market adoption and growth for ADAS or autonomous vehicles is difficult, if not impossible, to predict, and it is more difficult to predict this market’s future growth in light of the economic consequences of the COVID-19 pandemic. Although we currently believe we have a differentiated market leading technology for the autonomous vehicle market, by the time mass market adoption of autonomous vehicle technology is achieved, we expect competition among providers of sensing technology based on lidar and other modalities to increase substantially. If, by the time autonomous vehicle technology achieves mass market adoption, commercialization of lidar products is not successful, or not as successful as we or the market expects, or if other sensing modalities gain acceptance by developers of ADAS, automotive OEMs, regulators, safety organizations, or other market participants, our business, results of operations, and financial condition will be materially and adversely affected.

We are investing in and pursuing market opportunities outside of the automotive market, including in the aerospace and defense, shuttle, delivery vehicle, drone, railway, traffic system, and mining sectors. We believe that our future revenue growth, if any, will depend in part on our ability to expand within new markets such as these and to enter new markets as they emerge. Each of these markets presents distinct risks and, in many cases, requires that we address the particular requirements of that market.

Addressing these requirements can be time-consuming and costly. The market for lidar technology is relatively new, rapidly developing, and unproven in many markets or industries. Many of our prospective customers are still in the testing and development phases and we cannot be certain that they will commercialize products or systems with our lidar products, or at all. We cannot be certain that lidar will be sold into these markets, or that lidar will be sold into any markets at scale. Adoption of lidar products, including our products, will depend on numerous factors, including: whether the technological capabilities of lidar and lidar-based products meet users’ current or anticipated needs, whether the benefits associated with designing lidar into larger sensing systems outweighs the costs, complexity, and time needed to deploy such technology or replace or modify existing systems that may have used other modalities, such as cameras and radar, whether users in other applications can move beyond the testing and development phases and proceed to commercializing systems supported by lidar technology and whether lidar developers such as us can keep pace with the expected rapid technological change in certain developing markets, and the global response to the COVID-19 pandemic and the length of any associated economic recovery. If lidar technology does not achieve commercial success, or if adoption of lidar is deferred or the market otherwise develops at a pace slower than we expect, our business, results of operations, and financial condition will be materially and adversely affected.

We may experience difficulties in managing our growth and expanding our operations.

We expect to experience significant growth in the scope and nature of our operations. Our ability to manage our operations and future growth will require us to continue to improve our operational, financial, and management controls, legal and compliance programs, and reporting systems. We may not be able to implement improvements in an efficient or timely manner and may discover deficiencies in existing controls, programs, systems and procedures, which could have an adverse effect on our business, reputation, and financial results.

We rely on third-party suppliers and because some of the raw materials and key components in our products come from limited or single source suppliers, we are susceptible to supply shortages, longer than anticipated lead times for components, and supply changes, any of which could disrupt our supply chain and could delay deliveries of our products to customers.

Most of the components that go into the manufacturing of our solutions are sourced from third-party suppliers. To date, we have produced our products in relatively limited quantities for use in R&D programs. Although we do not have any experience in managing our supply chain to manufacture and deliver our products at scale, our future success will depend on our ability to do so. Some of the key components used to manufacture our products come from limited or single source suppliers. We are therefore subject to the risk of shortages and long lead times in the supply of these components and the risk that our suppliers discontinue or modify components used in our products. We have a global supply chain and the COVID-19 pandemic, and other epidemics and outbreaks, may adversely affect our ability to source components in a timely or cost-effective manner from our third-party suppliers due to, among other things, work stoppages or interruptions. For example, our products depend on lasers. Any shortage of these lasers could materially and adversely affect our ability to manufacture our solutions. In addition, the lead times associated with certain components are lengthy and preclude rapid changes in quantities and delivery schedules. While we have entered into agreements with some suppliers for the supply of certain components at set prices, such quantities are limited given we are not yet producing at scale. Therefore, we have in the past experienced, and may in the future experience, component shortages and price fluctuations of key components and materials, and the predictability of the availability and pricing of these components may be limited. Component shortages or pricing fluctuations could be material in the future. In the event of a component shortage, supply interruption, or a material pricing change from suppliers of these components, we may not be able to develop alternate sources in a timely manner, or at all, especially in the case of sole or limited source items. Developing alternate sources of supply for these components may be time-consuming, difficult, and costly and we may not be able to source these components on terms that are acceptable to us, or at all, which may undermine our ability to meet our requirements or to fill customer orders in a timely manner. Any interruption or delay in the supply of any of these parts or components, or the inability to obtain these parts or components from alternate sources at acceptable prices and within a reasonable amount of time, would adversely affect our ability to meet our scheduled product deliveries to our customers. This could adversely affect our relationships with our customers and channel partners and could cause delays in shipment of our products and adversely affect our operating results. In addition, increased component costs could result in lower gross margins. Even where we are able to pass increased component costs along to our customers, there may be a lapse of time before we are able to do so such that we will be required to absorb some or all of the increased cost. If we are unable to buy these components in quantities sufficient to meet our requirements on a timely basis, we will not be able to deliver products to our customers, which may result in such customers using competitive products instead of our products.

Because our sales have been primarily to customers making purchases for R&D projects and customers’ current orders are project-based, we expect our results of operations to fluctuate on a quarterly and annual basis, which could cause our stock price to fluctuate or decline.

Our quarterly results of operations have fluctuated in the past and may vary significantly in the future. As such, historical comparisons of our operating results may not be meaningful. In particular, because our sales to date have primarily been to customers making purchases for their own R&D, sales in any given quarter can fluctuate based on the timing and success of our customers’ development projects. Accordingly, the results of any one quarter should not be relied upon as an indication of future performance. Our quarterly financial results may fluctuate as a result of a variety of factors, many of which are outside of our control and may not fully reflect the underlying performance of our business. These fluctuations could adversely affect our ability to meet our expectations or those of securities analysts, ratings agencies, or investors. If we do not meet these expectations for any period, the value of our business and our securities, could decline significantly. Factors that may cause these quarterly fluctuations include, without limitation, those listed below:

•the timing and magnitude of orders and shipments of our products in any quarter;

•decreases in pricing we may adopt to drive market adoption or in response to competitive pressure;

•our ability to retain our existing customers and strategic partners and attract new customers and strategic partners;

•our ability to develop, introduce, manufacture, and ship, in a timely manner, products that meet customer requirements;

•disruptions in our sales channels or termination of our relationships with important channel partners;

•delays in customers’ purchasing cycles or deferments of customers’ purchases in anticipation of new products or updates from us or our competitors;

•fluctuations in demand for our products;

•the mix of products sold or licensed by us in any given quarter;

•the duration or worsening of the global COVID-19 pandemic and the time it takes for economic recovery;

•the timing and rate of broader market adoption of ADAS or autonomous systems utilizing our solutions across the automotive and other market sectors;

•the timing and scale of the market acceptance of lidar generally;

•further technological advancements by our competitors and other market participants;

•the ability of our customers and strategic partners to commercialize systems that incorporate our products;

•any change in the competitive dynamics of our markets, including consolidation of competitors, regulatory developments, and new market entrants;

•our ability to effectively manage or outsource management of our inventory;

•changes in the source, cost, availability of, and regulations pertaining to components and materials we use in our products;

•adverse litigation, judgments, settlements, or other litigation-related costs, or claims that may give rise to such costs; and

•general economic, industry, and market conditions, including trade disputes.

We may face risks associated with our reliance on certain artificial intelligence and machine learning models.

We rely on artificial intelligence and machine learning, or AI/ML, in the development of our deterministic artificial intelligence-driven sensing system for vehicle autonomy, ADAS, and industrial applications. The AI/ML models that we use are trained using various data sets. If the AI/ML models are incorrectly designed, the data we use to train them is incomplete, inadequate, or biased in some way, or if we do not have sufficient rights to use the data on which our AI/ML models rely, the performance of our products, services, and business, as well as our reputation, could suffer or we could incur liability through the violation of laws, third-party privacy, or other rights, or contracts to which we are a party.

Our outsourced manufacturing business model for the industrial and mobility markets may not be successful, which could harm our ability to deliver products and recognize revenue in the industrial and mobility markets.

Our manufacturing strategy for the industrial and mobility markets has always been focused on outsourcing volume manufacturing to contract manufacturers while maintaining the design, engineering, prototyping, testing, and pilot manufacturing in-house at our facility in Dublin, California. We currently have agreements with certain third-party manufacturers to provide contract manufacturing, testing, and delivery of certain of our products.

Reliance on third-party manufacturers reduces our control over the manufacturing process, including reduced control over quality, product costs, and product supply and timing. We may experience delays in shipments or issues concerning product quality from our third-party manufacturers. If any of our third-party manufacturers experience interruptions, delays, or disruptions in supplying our products, including by natural disasters, the global COVID-19 pandemic, other epidemics or outbreaks of other contagions, or work stoppages or capacity constraints, our ability to ship products would be delayed. In addition, unfavorable economic conditions could result in financial distress among third-party manufacturers upon which we rely, thereby increasing the risk of disruption of supplies necessary to fulfill our production requirements and meet customer demands. Additionally, if any of our third-party manufacturers experience quality control problems in their manufacturing operations and our products do not meet customer or regulatory requirements, it could be required to cover the cost of repair or replacement of any defective products. These delays or product quality issues could have an immediate and material adverse effect on our ability to fulfill orders and could have a negative effect on our operating results. In addition, such delays or issues with product quality could adversely affect our reputation and our relationship with our channel partners. If our third-party manufacturers experience financial, operational, manufacturing capacity, or other difficulties, or experience shortages in required components, or if they are otherwise unable or unwilling to continue to manufacture our products in required volumes or at all, our supply may be disrupted, we may be required to seek alternate manufacturers, and we may be required to re-design our products. It would be time-consuming, and could be costly and impracticable, to begin to use new manufacturers or designs, and such changes could cause significant interruptions in supply and could have an adverse effect on our ability to meet our scheduled product deliveries, and may subsequently lead to the loss of sales. While we take measures to protect our trade secrets, the use of third-party manufacturers may also risk disclosure of our innovative and proprietary manufacturing methodologies, which could adversely affect our business.

We engage international contract manufacturers, and therefore we may face risks associated with manufacturing operations outside the United States.

To the extent our manufacturing is done outside of the United States, we are subject to several inherent risks, including:

•foreign currency fluctuations;

•local economic conditions;

•political instability;

•import and export requirements;

•foreign government regulatory requirements;

•reduced protection for intellectual property rights in some countries;

•tariffs and other trade barriers and restrictions; and

•potentially adverse tax consequences.

We intend to continue to engage with contract manufacturers outside the United States, therefore we will be subject to these risks, each of which could increase our costs and decrease our profit margins.

We, our outsourcing partners, and our suppliers rely on complex machinery for production of our lidar solutions, which involves a significant degree of risk and uncertainty in terms of operational performance and costs.

We, our outsourcing partners, and our suppliers rely on complex machinery for the production, assembly, and installation of our lidar solutions, which involve a significant degree of uncertainty and risk in terms of operational performance and costs. Our limited in-house production facility, and the facilities of our outsourcing partners and suppliers, consist of large-scale machinery combining many components. These components may suffer unexpected malfunctions from time to time and will require repairs and spare parts to resume operations, which may not be available when needed. Unexpected malfunctions of these components may significantly affect the intended operational efficiency. Operational performance and costs can be difficult to predict and are often influenced by factors outside of our control, such as, but not limited to, scarcity of natural resources, environmental hazards and remediation, costs associated with decommissioning of machines, labor disputes and strikes, difficulty or delays in obtaining governmental permits, damages or defects in electronic systems, industrial accidents, fires, seismic activity, and other natural disasters. Should such operational risks materialize, it may result in personal injury to or death of workers, loss of production equipment, damage to production facilities, monetary losses, delays, and unanticipated fluctuations in production, environmental damage, administrative fines, increased insurance costs and potential legal liabilities, some of which may be the responsibility of our outsourcing partners and suppliers, but could have a material adverse effect on our business, prospects, financial condition, or operating results.

As part of growing our business, we may make acquisitions. If we fail to successfully select, execute, or integrate our acquisitions, then our business, results of operations, and financial condition could be materially and adversely affected, and our stock price could decline.

From time to time, we may undertake acquisitions to add new products and technologies, acquire talent, gain new sales channels, or enter into new markets or sales territories. In addition to possible stockholder approval, we may need approvals and licenses from relevant governmental authorities for the acquisitions and to comply with any applicable laws and regulations, which could result in increased delay and costs, and may disrupt our business strategy if we fail to obtain such required approvals. Furthermore, acquisitions and the subsequent integration of new assets, businesses, key personnel, customers, vendors, and suppliers will require significant attention from our management and could result in a diversion of resources from our existing business, which in turn could have an adverse effect on our operations. Acquired assets or businesses may not generate the financial results we expect. Acquisitions could result in the use of substantial amounts of cash, potentially dilutive issuances of equity securities, the occurrence of significant goodwill impairment charges, amortization expenses for other intangible assets, and exposure to potential unknown liabilities of the acquired business. Moreover, the costs of identifying and consummating acquisitions may be significant.

To date, we have limited experience with acquisitions and the integration of acquired technology and personnel. Failure to successfully identify, complete, manage, and integrate acquisitions could materially and adversely affect our business, financial condition, and results of operations and could cause our stock price to decline.

Our sales and operations in international markets expose us to associated operational, financial, and regulatory risks.

International sales comprise a significant amount of our overall revenue. Sales to international customers accounted for 79% and 74% of our revenue in 2020 and 2019, respectively. We are committed to growing our international sales, and while we have committed resources to expanding our international operations and sales channels, these efforts may not be successful. International operations are subject to a number of other risks, including:

•exchange rate fluctuations;

•political and economic instability, international terrorism, and anti-American sentiment, particularly in emerging markets;

•global or regional health crises, such as the COVID-19 pandemic or other epidemics or outbreaks of other contagions;

•potential for violations of anti-corruption laws and regulations, such as those related to bribery and fraud;

•preference for locally branded products, and laws and business practices favoring local competition;

•potential consequences of, and uncertainty related to, the “Brexit” process in the United Kingdom, which could lead to additional expense and complexity in doing business there;

•increased difficulty in managing inventory;

•delayed revenue recognition;

•the potential for less effective protection of intellectual property;

•stringent regulation of the autonomous or other systems or products using our products and stringent consumer protection and product compliance regulations, including, but not limited, to the General Data Protection Regulation, or GDPR, in the European Union, European competition law, the Restriction of Hazardous Substances Directive, or RoHS, the Waste Electrical and Electronic Equipment Directive, or WEEE, and the European Ecodesign Directive, all of which are costly to comply with and may vary from country to country;

•difficulties and costs of staffing and managing foreign operations;

•import and export laws and the impact of tariffs;

•changes in local tax and customs duty laws or changes in the enforcement, application, or interpretation of such laws; and

•the U.S. government’s restrictions on technology transfers to certain countries.

The occurrence of any of these risks could negatively affect our international business and consequently our business, operating results, and financial condition.

The complexity of our products could result in unforeseen delays or expenses from undetected defects, errors, or reliability issues in our hardware or software which could reduce the market adoption of our products, damage our reputation with current or prospective customers, expose us to product liability and other claims, and thereby adversely affect our operating costs.

Our products are highly technical, very complex, and require high standards to manufacture. Our products have in the past experienced, and will likely in the future experience, defects, errors, or reliability issues at various stages of development, production, and use. We may be unable to timely release new products, manufacture existing products, correct problems that have arisen, or correct such problems to our customers’ satisfaction. Additionally, undetected errors, defects, or security vulnerabilities, especially as new products are introduced or as new versions are released, could result in serious injury to the end users of the technology incorporating our products, or those in the surrounding area, our customers never being able to commercialize technology incorporating our products, litigation against us, negative publicity, and other consequences. These risks are particularly prevalent in the highly competitive autonomous driving and ADAS markets. Some errors or defects in our products may only be discovered after they have been tested, commercialized, and deployed by customers. If that is the case, we may incur significant additional development costs and product recall, repair, or replacement costs. These problems may also result in claims, including class actions, against us. Our reputation or brand may be damaged as a result of these problems and customers may be reluctant to buy our products thereafter, which could adversely affect our ability to retain existing customers and attract new customers, and could adversely affect our financial results.

In addition, we could face material legal claims for breach of contract, product liability, fraud, tort, or breach of warranty as a result. Defending a lawsuit, regardless of its merit, could be costly and may divert management’s attention and adversely affect the market’s perception of us and our products. In addition, our business liability insurance coverage could prove inadequate with respect to a claim and future coverage may be unavailable on acceptable terms, or at all. These product-related issues could result in claims against us and our business could be adversely affected.

We may be subject to product liability or warranty claims that could result in significant direct or indirect costs, which could adversely affect our business and operating results.

Our customers use our solutions in autonomous driving and ADAS applications, which present the risk of significant injury, including fatalities. We may be subject to claims if a product using our active lidar technology is involved in an accident and persons are injured or purport to be injured. Any insurance that we carry may not be sufficient or it may not apply to all situations. Similarly, our customers could be subjected to claims as a result of such accidents and bring legal claims against us to attempt to hold us liable. In addition, if lawmakers or governmental agencies were to determine that the use of our products or autonomous driving or certain ADAS applications increased the risk of injury to all or a subset of our customers, they may pass laws or adopt regulations that limit the use of our products or increase the liability associated with the use of our products or that regulate the use of or delay the deployment of autonomous driving and ADAS technology. Any of these events could adversely affect our brand, relationships with customers, operating results, or financial condition.

Suppliers to automotive OEMs may require that we provide a warranty, either directly or indirectly, on our products, including our embedded software. The occurrence of any material defects in our products during the warranty period could make us liable for damages and warranty claims. In addition, we could incur significant costs to correct any defects, warranty claims, or other problems, including costs related to product recalls. Any negative publicity related to the perceived quality of our products could affect our brand image, partner and customer demand, and adversely affect our operating results and financial condition. Also, warranty, recall and product liability claims may result in litigation, including class actions, the occurrence of which could be costly, lengthy, and distracting, and adversely affect our business and operating results.

If we do not maintain sufficient inventory or if we do not adequately manage our inventory, we could lose sales or incur higher inventory-related expenses, which could negatively affect our operating results.

To ensure adequate inventory, we must forecast inventory needs and expenses, place orders sufficiently in advance with our suppliers and manufacturing partners, and manufacture products based on our estimates of future demand for particular products. Fluctuations in the adoption of lidar products may affect our ability to forecast our future operating results, including revenue, gross margins, cash flows, and profitability. Our ability to accurately forecast demand for our products could be affected by many factors, including the accuracy of the forecasts that we receive from our customers, the rapidly changing nature of the autonomous driving and ADAS markets in which we operate, the uncertainty surrounding the market acceptance and commercialization of lidar technology, the emergence of new markets, an increase or decrease in customer demand for our products or for products and services of our competitors, product introductions by competitors, the COVID-19 pandemic, other epidemics or outbreaks of other contagions, any work stoppages or interruptions, unanticipated changes in general market conditions, and the general weakening of economic conditions or consumer confidence. If our lidar products are commercialized in autonomous driving and ADAS applications, both of which are experiencing rapid growth in demand, we may face challenges acquiring adequate supplies to manufacture our products and/or we and our manufacturing partners may not be able to manufacture our products at a rate necessary to satisfy the levels of demand, which would negatively affect our revenue. This risk may be exacerbated by the fact that we may not carry or be able to obtain for our manufacturers a significant amount of inventory to satisfy short-term demand increases. If we fail to accurately forecast customer demand, we may experience excess inventory levels or a shortage of products available-for-sale.

Inventory levels in excess of customer demand may result in inventory write-downs or write-offs and the sale of excess inventory at discounted prices, which would adversely affect our financial results, including our gross margin, and have a negative effect on our brand. Conversely, if we underestimate customer demand for our products, we, or our manufacturing partners, may not be able to deliver products to meet our requirements, and this could result in damage to our brand and customer relationships, and adversely affect our revenue and operating results.

The average selling prices of our products or our fees or royalties from technology licenses could decrease rapidly over the life of the product or license term, which may negatively affect our revenue and gross margin.

We may experience declines in the average selling prices of our products generally as our customers seek to commercialize autonomous systems at prices low enough to achieve market acceptance or due to competitive pressures. In order to sell products that have a falling average unit selling price and maintain margins at the same time, we will need to continually reduce product and manufacturing costs. To manage manufacturing costs, we and our Tier 1 partners must engineer the most cost-effective design for our products. In addition, we continuously drive initiatives to reduce assembly cost, improve efficiency, reduce the cost of materials, use fewer materials, and further lower overall product costs by carefully managing component prices, inventory, and shipping costs. We also need to continually introduce new and competitive products in order to maintain our overall gross margin. We may also experience declines in fees or royalties from licensing our technology as customers reduce the prices of products incorporating our licensed technology in order to achieve market acceptance or due to competitive pressures. If we are unable to manage the cost structure of our products, successfully introduce new products with higher gross margins, and develop new technology that we can license at attractive royalty rates, our revenue and overall gross margin would likely decline.

Adverse conditions in the automotive industry or the global economy more generally could have adverse effects on our results of operations.

While we make our strategic planning decisions based on the assumption that the markets we are targeting will grow, our business is dependent, in large part on, and directly affected by, business cycles and other factors affecting the global automotive industry and the global economy generally. Automotive production and sales are highly cyclical and depend on general economic conditions and other factors, including consumer spending and preferences, changes in interest rates and credit availability, consumer confidence, fuel costs, fuel availability, environmental impact, governmental incentives and regulatory requirements, and political volatility, especially in energy-producing countries and growth markets. In addition, automotive production and sales can be affected by our automotive OEM and Tier 1 supplier customers’ ability to continue operating in response to challenging economic conditions and in response to labor relations issues, regulatory requirements, trade agreements and other factors, such as the unavailability of unrelated components in the assembly of automobiles, an example of which is the current shortage of semiconductors necessary for automobile production. The volume of automotive production in North America, Europe, and the rest of the world has fluctuated, sometimes significantly, from year to year, and we expect such fluctuations to give rise to fluctuations in the demand for our products and licenses of our technology. Any significant adverse change in any of these factors may result in a reduction in automotive sales and production by our automotive OEM and Tier 1 supplier customers and could have a material adverse effect on our business, results of operations, and financial condition.

Customers with which we enter into supply agreements may require changes to our products or may be subject to renegotiation or termination in a short time period, which would materially and adversely affect our business.

If we and our partners are able to secure design wins so that our solutions are included in autonomous driving and ADAS products, we expect that we, or our Tier 1 partners will enter into supply agreements with that customer. Market practice dictates that these supply agreements typically require us to supply a customer’s requirements for a particular vehicle model or autonomous driving or ADAS product, rather than supply a set number of products. These arrangements can have short terms, be subject to renegotiation, or may be reduced or otherwise terminated, the occurrence of any of which may affect product pricing and future profitability. Therefore, even if we are successful in obtaining design wins, and we or our Tier 1 partners are able to enter into definitive agreements with OEMs, and the systems into which our products are built are commercialized, the discontinuation of, the loss of business with respect to, or a lack of commercial success of a particular vehicle model or technology package for which we are a significant supplier could mean that the expected sales of our products will not materialize, materially and adversely affecting our business.

Since many of the markets in which we compete are new and rapidly evolving, it is difficult to forecast long-term end-customer adoption rates and demand for our products.

We are pursuing opportunities in markets that are undergoing rapid changes, including technological and regulatory changes, and it is difficult to predict the timing and size of the opportunities. For example, autonomous driving and lidar-based ADAS applications require the utilization of complex technology. Because these systems depend on technology from many companies, commercialization of autonomous driving or ADAS products could be delayed or impaired on account of certain technological components not being ready to be deployed in automobiles. We are in the process of developing necessary relationships with commercial partners which may not result in the commercialization of our technology immediately, or at all. Regulatory, safety, or reliability developments, many of which are outside of our control, could also cause delays or otherwise impair commercial adoption of these new technologies, which will adversely affect our growth. Our future financial performance will depend on our ability to make timely investments in emerging market opportunities. If one or more of these markets experience a shift in customer or prospective customer demand, our products may not compete as effectively, if at all, and they may not be designed into commercialized products. Given the evolving nature of the markets in which we operate, it is difficult to predict customer demand or adoption rates for our products or the future growth of these markets. If demand does not develop or if we cannot accurately forecast customer demand, the size or timing of our markets, inventory requirements, or our future financial results, our business, results of operations, and financial condition will be adversely affected.

We currently have and target many customers that are large corporations with substantial negotiating power, exacting product standards, and potentially competitive internal solutions. If we are unable to sell our products to these customers, our prospects and results of operations will be adversely affected.

Many of our customers and potential customers are large, multinational corporations with substantial negotiating power relative to us and, in some instances, may have internal solutions that are competitive to our products. These large, multinational corporations also have significant development resources, which may allow them to acquire or develop independently, or in partnership with others, competitive technologies. Meeting the technical requirements and securing design wins with any of these companies will require a substantial investment of our time and resources. We cannot assure you that our products will secure design wins from these or other companies or that we will generate meaningful revenue from the sales of our products to these key potential customers. If our products are not selected by these potential customers or if these potential customers develop or acquire competitive technology, it will have an adverse effect on our business.

Our business could be materially and adversely affected if we lost any of our large customers or strategic partners if their demand for our products declined due to factors outside of our control, including component shortages (whether related to our products or otherwise) that impact our customers’ overall production plans or product development plans, or if our customers were unable to pay their invoices.

Although we have and continue to pursue a broad customer base, we are dependent on a collection of customer relationships which are currently in development with strong purchasing power. In 2020, ZKW Group GmbH (an affiliate of LG Electronics) accounted for approximately 66% of our annual revenue and Hella accounted for approximately 68% of our annual revenue in 2019. The loss of business from any of our major customers (whether by lower overall demand for our products, component shortages that impact our customers’ production plans or product development plans, cancellation of existing contracts or product orders, or the failure to design in our products, or an award of initial or new business) could have a material adverse effect on our business.

To the extent autonomous vehicle and ADAS systems become accepted by major automotive OEMs, we expect that we will rely increasingly for our revenue on Tier 1 suppliers through which automotive OEMs procure components. We expect that these Tier 1 suppliers will be responsible for certain hardware and software configuration activities specific to each automotive OEM, and they may not exclusively carry our solutions.

There is also a risk that one or more of our major customers could be unable to pay our invoices as they become due or that a customer will simply refuse to make such payments if it experiences financial difficulties. If our customers face financial difficulties, they may also cancel current or future product programs that could materially and adversely impact our financial results. If a major customer were to enter into bankruptcy proceedings or similar proceedings whereby contractual commitments are subject to a stay and the possibility of modifications, we could be forced to record a substantial loss.

We are substantially relying on our relationship with Continental AG; our business could be materially and adversely affected if our relationship with Continental was terminated, or if we, through our relationship with Continental, are unable to obtain a sufficient number of design wins and successfully enter into definitive agreements or other commercial arrangements with automotive OEMs with respect to such design wins.

Our business prospects are substantially based on our relationship with Continental. We have entered into a memorandum of understanding with Continental pursuant to which Continental will license from us the rights to manufacture and integrate our lidar solution into automotive OEM model lines through long-term series production contracts with automotive OEMs. There can be no assurance that we will be able to maintain or further our relationship with Continental and/or that Continental will secure orders for our product designs and software. If we are unable to maintain or progress our relationship with Continental, or enter into a definitive arrangement with Continental with economic terms that are sufficiently favorable to us, or if Continental is unable to secure a sufficient number of design wins and successfully enter into definitive agreements or other commercial arrangements with automotive OEMs, then our business could be materially and adversely affected.

If we are unable to establish and maintain confidence in our long-term business prospects among customers and analysts within our industry or we are subject to negative publicity, then our financial condition, operating results, business prospects, and access to capital may suffer materially.

Customers may be less likely to purchase our lidar solutions if they are not convinced that our business will succeed or that our service and support and other operations will continue in the long term.

Similarly, suppliers and other third parties will be less likely to invest time and resources in developing business relationships with us if they are not convinced that our business will succeed. Accordingly, in order to build and maintain our business, we must maintain confidence among customers, suppliers, analysts, ratings agencies, and others in our products, long-term financial viability, and business prospects. Maintaining such confidence may be particularly complicated by certain factors including those that are largely outside of our control, such as our limited operating history, customer familiarity with our lidar solutions, any delays in scaling production, delivery, and service operations to meet demand, competition, uncertainty regarding the future of autonomous vehicles, and our production and sales performance compared with market expectations.

Our investments in educating our customers and potential customers about the advantages of lidar and our applications may not result in sales of our products.

Educating our prospective customers, and to a lesser extent, our existing customers, about lidar, our advantages over other sensing technologies, and lidar’s ability to convey value in different industries and deployments is an integral part of developing new business and the lidar market generally. If prospective customers have a negative perception of, or experience with, lidar, or a competitor’s lidar products, they may be reluctant to adopt lidar in general or specifically our products. Adverse statements about lidar by influential market participants may also deter adoption. Some of our competitors have significant financial or marketing resources that may allow them to engage in public marketing campaigns about their alternative technology, lidar generally, or our solutions specifically. Our efforts to educate potential customers and the market generally, and to counter any adverse statements made by competitors or other market participants, will require significant financial and personnel resources. These educational efforts may not be successful, and we may not be in a position to offset the costs of such efforts with revenue from new customers. If we are unable to acquire new customers to offset these expenses or if the market accepts such adverse statements, our financial condition will be adversely affected.

The period of time from a design win to implementation is long and we are subject to the risks of cancellation or postponement of the contract or unsuccessful implementation.

Prospective customers, including those in the automotive industry, generally must make significant commitments of resources to test and validate our products and confirm that they can integrate our products with other technologies before including them in any particular system, product, or model. The development cycles of our products with new customers varies widely depending on the application, market, customer, and the complexity of the product. In the automotive market, for example, this development cycle can be five to seven years (or more). The development cycle in certain other markets can be months to one or two years (or more). These development cycles result in us investing our resources prior to realizing any revenue from commercialization. Further, we are subject to the risk that customers cancel or postpone implementation of our technology or our customers are unable to integrate our technology successfully into a larger system. If our customers face financial difficulties, they may also cancel current or future product programs that could materially and adversely impact our financial results. Further, our revenue could be less than forecasted if the system, product, or vehicle model that includes our lidar products is unsuccessful, including for reasons unrelated to our technology. Long development cycles and product cancellations or postponements may adversely affect our business, results of operations, and financial condition.

We operate in a highly competitive market involving emerging technology. We compete against a number of competitors, some of whom have substantially greater resources than us.

The markets for sensing technology applicable to autonomous solutions across numerous industries are highly competitive. Our future success will depend on our ability to achieve a leadership position in our targeted markets by continuing to develop, and protect from infringement, advanced lidar technology in a timely manner and to stay ahead of existing and new competitors. Our competitors compete with us directly by offering lidar products and indirectly by attempting to solve some of the same challenges with different technologies. Our current and future competitors may enjoy competitive advantages, such as greater name recognition, established relationships, or existing contracts with Tier 1 suppliers and/or OEMs, and substantially greater financial, technical, and other resources. We face competition from a number of sources including camera and radar companies, other developers of lidar products, Tier 1 suppliers, and other technology and automotive supply companies. In the automotive market, our competitors have commercialized both lidar and non-lidar-based ADAS technology that has achieved market adoption, strong brand recognition, and is expected to improve over time. Other competitors are working towards commercializing autonomous driving technology and either by themselves, or with a publicly announced partner, and have substantial financial, marketing, R&D, and other resources. Some of our customers in the autonomous vehicle and ADAS markets have announced development efforts or made acquisitions directed at creating their own lidar-based or other sensing technologies, which would compete with our solutions. We do not know how close these competitors are to commercializing autonomous driving systems or novel ADAS applications. In markets outside of the automotive industry, our competitors seek to develop new sensing applications across industries. Even in these emerging markets, we face substantial competition from numerous competitors seeking to prove the value of their technology.

Additionally, competition may result in pricing pressure and reduced margins, and may impede our ability to secure design wins, successfully enter into definitive agreements or other commercial arrangements, or successfully commercialize our products at scale, which may prevent us from achieving our projected market share. In particular, our competitors have in the past offered, and may in the future offer, their products and services on terms that we and/or our Tier 1 partners are unwilling to match, or our competitors could introduce new products with competitive price and performance characteristics, which may adversely affect our market share.

The markets in which we compete are characterized by rapid technological change, which requires us to continue to develop new products and product innovations, and could adversely affect market adoption of our products.

While we intend to invest substantial resources to remain on the forefront of technological development, continuing technological changes in sensing technology and lidar, and the markets for these products, including the ADAS and autonomous driving space, could adversely affect adoption of lidar and/or our products, either generally or for particular applications. Our future success will depend upon our ability to develop and introduce a variety of new capabilities and innovations to our existing product offerings, as well as introduce a variety of new product offerings, to address the changing needs of the markets in which we offer our products. We cannot guarantee that such new products will be released in a timely manner, or at all, or achieve market acceptance. Delays in delivering new products that meet customer requirements could damage our relationships with customers and lead them to seek alternative sources of supply. In addition, to date, we have focused on the delivery of our solutions to R&D programs in which developers are investing substantial capital to develop new systems that incorporate our solutions. Our future success relies heavily on the outcome of the R&D efforts by these customers. As autonomous technology reaches the stage of large-scale commercialization, we will be required to develop and deliver solutions at price points that enable wider and ultimately mass-market adoption. Delays in introducing products and innovations, the failure to choose correctly among technical alternatives, or the failure to offer innovative products or configurations at competitive prices may cause existing and potential customers to purchase our competitors’ products or turn to alternative sensing technologies.

If we are unable to devote adequate resources to develop products or cannot otherwise successfully develop products or system configurations that meet customer requirements on a timely basis or that remain competitive with alternatives, our products could lose market share, our revenue will decline, we may experience operating losses, and our business and prospects will be adversely affected.

Developments in alternative technologies may adversely affect the demand for our technology.

Significant developments in alternative technologies, such as cameras and radar, may materially and adversely affect our business, prospects, financial condition, and operating results in ways we do not currently anticipate. Existing and future camera and radar technologies may emerge as customers’ preferred alternative to our solutions. Any failure by us to develop new or enhanced technologies or processes, or to react to changes in existing technologies, could materially delay our development and introduction of new and enhanced products in the autonomous vehicle industry, which could result in the loss of competitiveness of our lidar solutions, decreased revenue, and a loss of market share to competitors (or a failure to increase revenue and/or market share). Our R&D efforts may not be sufficient to adapt to changes in technology. As technologies change, we plan to upgrade or adapt our lidar solutions with the latest technology. However, our solutions may not compete effectively with alternative systems if we are not able to source and integrate the latest technology into our existing lidar solutions.

We may need to raise additional capital in order to execute our business plan or respond to changing market conditions, which may not be available on terms acceptable to us, or at all.

In the future, we may require additional capital in order to respond to technological advancements, competitive dynamics or technologies, customer demands, business opportunities, challenges, acquisitions, or unforeseen circumstances, and we may determine to engage in equity or debt financings or enter into credit facilities for other reasons. In order to further business relationships with current or potential customers or partners, we may issue equity or equity-linked securities to such current or potential customers or partners. We may not be able to timely secure additional debt or equity financing on favorable terms, or at all. If we raise additional capital through the issuance of equity or convertible debt or other equity-linked securities or if we issue equity or equity-linked securities to current or potential customers to further business relationships, our existing stockholders could experience dilution, which may be significant. Any debt financing obtained by us in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital or to pursue business opportunities, including potential acquisitions. If we are unable to obtain adequate financing or financing on terms satisfactory to us, when we require it, our ability to continue to grow or support our business and to respond to business challenges could be significantly limited.

We have identified a material weakness in our internal control over financial reporting as of December 31, 2020. If we fail to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us.

In connection with our financial statements close process for the year ended December 31, 2020, we identified a material weakness in the design and operating effectiveness of our internal control over financial reporting. The material weakness we identified resulted from a lack of sufficient number of personnel within our accounting function who possessed an appropriate level of expertise to timely identify, select, and apply GAAP sufficiently to provide reasonable assurances that transactions were appropriately recorded. This also resulted in us not having adequate risk assessment and design of internal control activities surrounding the financial close and reporting process to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements.

A material weakness is a deficiency or combination of deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our financial statements would not be prevented or detected on a timely basis. These deficiencies could result in additional material misstatements to our condensed consolidated financial statements that could not be prevented or detected on a timely basis.

Our management is in the process of developing a remediation plan which is expected to include, without limitation, the hiring of additional accounting and finance personnel with technical public company accounting and financial reporting experience. The material weakness will not be considered remediated until management designs and implements effective controls that operate for a sufficient period of time and management has concluded, through testing, that these controls are effective. Our management has and will continue to monitor the effectiveness of our remediation plans and will make changes our management determines to be appropriate.

If not remediated, this material weakness could result in material misstatements to our annual or interim financial statements that might not be prevented or detected on a timely basis, or in delayed filing of required periodic reports. If we are unable to assert that our internal control over financial reporting is effective, or when required in the future, if our independent registered public accounting firm is unable to express an unqualified opinion as to the effectiveness of our internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports, the market price of our common stock could be adversely affected, and we could become subject of litigation or investigations by Nasdaq, the U.S. Securities and Exchange Commission, or the SEC, or other regulatory authorities, which could require additional financial and management resources.

If we fail to maintain an effective system of internal controls, our ability to produce timely and accurate financial statements or comply with applicable regulations could be adversely affected.

We are subject to the reporting requirements of the Exchange Act of 1934, the Sarbanes-Oxley Act of 2002, and the rules and regulations of Nasdaq. We expect that the requirements of these rules and regulations will continue to increase our legal, accounting, and financial compliance costs, make some activities more difficult, time-consuming, and costly, and place significant strain on our personnel, systems, and resources.

The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. We are continuing to develop and refine our disclosure controls, internal control over financial reporting, and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we will file with the SEC are recorded, processed, summarized, and reported within the time periods specified in the rules of and on the forms required by the SEC, and that information required to be disclosed in reports under the Exchange Act is accumulated and communicated to our principal executive and financial officers.

Our current controls, and any new controls that we develop, may be inadequate because of changes in conditions in our business. Further, weaknesses in our internal controls may be discovered in the future. Any failure to develop or maintain effective controls, or any difficulties encountered in their implementation or improvement, could adversely affect our operating results or cause us to fail to meet our reporting obligations, and may result in a restatement of our financial statements for prior periods. Any failure to implement and maintain effective internal controls also could adversely affect the results of periodic management evaluations and annual independent registered public accounting firm attestation reports regarding the effectiveness of our internal control over financial reporting that we are required to include in the periodic reports we will file with the SEC under

Section 404 of the Sarbanes-Oxley Act. Ineffective disclosure controls and procedures and a lack of internal control over financial reporting could also cause investors to lose confidence in our reported financial and other information.

In order to maintain and improve the effectiveness of our disclosure controls and procedures and our internal control over financial reporting, we have expended, and anticipate that we will continue to expend, significant resources, including accounting-related costs, and provide significant management oversight. Any failure to maintain the adequacy of our internal controls, or consequent inability to produce accurate financial statements on a timely basis, could increase our operating costs and could materially and adversely affect our ability to operate our business. If our internal controls are perceived as inadequate or that we are unable to produce timely or accurate financial statements, investors may lose confidence in our operating results and the price of our common stock could decline.

Our independent registered public accounting firm is not required to formally attest to the effectiveness of our internal control over financial reporting until after we are no longer an emerging growth company. At such time, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our controls are documented, designed, or operating. Any failure to maintain effective disclosure controls and internal control over financial reporting could have a material and adverse effect on our business and operating results.

Changes in tax laws or exposure to additional income tax liabilities could affect our future profitability.

Factors that could materially affect our future effective tax rates include, but are not limited, to:

•changes in tax laws (including tax rates) or the regulatory environment;

•changes in accounting and tax standards or practices;

•changes in the composition of operating income by tax jurisdiction; and

•our operating results before taxes.

Because we do not have a long history of operating at our present scale and we have significant expansion plans, our effective tax rate may fluctuate in the future. Future effective tax rates could be affected by operating losses in jurisdictions where no tax benefit can be recorded under GAAP, changes in the composition of earnings in countries with differing tax rates, changes in deferred tax assets and liabilities, or changes in tax laws.

On December 22, 2017, the Tax Cuts and Jobs Act of 2017, or the Tax Act, was signed into law making significant changes to the U.S. Tax Code. In particular, sweeping changes were made to the U.S. taxation of foreign operations. Changes include, but are not limited to, a permanent reduction to the corporate income tax rate, limiting interest deductions, adopting elements of a territorial tax system, assessing a repatriation tax or “toll-charge” on undistributed earnings and profits of U.S.-owned foreign corporations, and introducing certain anti-base erosion provisions, including a new minimum tax on global intangible low-taxed income, or GILTI, and base erosion and anti-abuse tax, or BEAT. The new legislation had no effect on our 2019, 2020, and 2021 provision for income taxes because we generated net tax losses and offset our deferred tax assets on the balance sheet with a full valuation allowance due to our current loss position and forecasted losses for the near future. The overall impact of this tax reform is uncertain, and our business and financial condition, including with respect to our non-U.S. operations, could be adversely affected.

In addition to the impact of the Tax Act on our federal taxes, the Tax Act may impact our taxation in other jurisdictions, including with respect to state income taxes. State legislatures have not had sufficient time to respond to the Tax Act. Accordingly, there is uncertainty as to how the laws will apply in the various state jurisdictions. Additionally, other foreign governing bodies may enact changes to their tax laws in reaction to the Tax Act that could result in changes to our global tax position and materially and adversely affect our business, results of operations, and financial condition. Additionally, the Internal Revenue Service, or IRS, and several foreign tax authorities have increasingly focused attention on intercompany transfer pricing with respect to sales of products and services and the use of intangibles. Tax authorities could disagree with our future intercompany charges, cross-

jurisdictional transfer pricing, or other matters and assess additional taxes. If we do not prevail in any such disagreements, our profitability may be affected.

Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.

As of December 31, 2020, we had approximately $69.2 million of U.S. federal, and approximately $44.6 million of state, net operating loss carryforwards available to reduce future taxable income. Of the approximately $69.2 million in U.S. federal operating loss carryforwards, approximately $57.0 million will be carried forward indefinitely for U.S. federal tax purposes and approximately $12.3 million will expire between 2033 and 2037. Approximately $44.2 million of our U.S. state net operating loss carryforwards will expire between 2035 and 2040. It is possible that we will not generate taxable income in time to use these net operating loss carryforwards before their expiration, or at all. Under legislative changes made in December 2017, U.S. federal net operating losses incurred in 2018 and in future years may be carried forward indefinitely, but the deductibility of such net operating losses is limited. It is uncertain if and to what extent various states will conform to the newly enacted federal tax law. In addition, the federal and state net operating loss carryforwards and certain tax credits may be subject to significant limitations under Section 382 and Section 383 of the U.S. Tax Code, respectively, and similar provisions of state law. Under those sections of the U.S. Tax Code, if a corporation undergoes an “ownership change,” the corporation’s ability to use our pre-change net operating loss carryforwards and other pre-change attributes, such as research tax credits, to offset our post-change income or tax may be limited. In general, an “ownership change” will occur if there is a cumulative change in our ownership by “5-percent shareholders” that exceeds 50 percentage points over a rolling three-year period. Similar rules may apply under state tax laws. We have not yet undertaken an analysis of whether the Business Combination we consummated on August 16, 2021 constitutes an “ownership change” for purposes of Section 382 and Section 383 of the U.S. Tax Code. If such Business Combination is determined to constitute an “ownership change,” our profitability may be impacted.

We are highly dependent on the services of our executive officers, in particular Luis Dussan, one of our founders and Chief Technology Officer, and Blair LaCorte, our Chief Executive Officer.

We are highly dependent on our executive officers, in particular, one of our founders, Luis Dussan, our Chief Technology Officer and Blair LaCorte, our Chief Executive Officer. Mr. Dussan created our artificial perception platform and remains deeply involved in our business, particularly in technology development. Mr. LaCorte has successfully led our growth and expansion strategy and his unparalleled leadership skills and industry insight are critical to us.

In addition, we are also dependent on the services of our other executive officers, Robert Brown, our Chief Financial Officer, Andrew S. Hughes, our General Counsel, and Thomas R. Tewell, our Chief Operating Officer. The loss of any of our executive officers could adversely affect our business because the loss could make it more difficult to, among other things, compete with other market participants, continue to develop innovative product designs, and retain existing customers or cultivate new ones. Negative public perception of, or negative news related to any of our executive officers may adversely affect our brand, relationship with customers, or standing in the industry.

Our business depends substantially on the efforts of our executive officers and highly skilled personnel, and our operations may be severely disrupted if we lost their services.

Competition for highly skilled personnel is often intense, especially in the San Francisco Bay Area, where we are headquartered, and we may incur significant costs to attract the highly skilled personnel we require. We may not be successful in attracting, integrating, or retaining qualified personnel to fulfill our current or future needs. We have, from time to time, experienced, and we expect to continue to experience, difficulty in hiring and retaining highly skilled employees with appropriate qualifications, especially those with engineering skills.

In addition, job candidates and existing employees often consider the value of the equity awards they receive in connection with their employment. If the perceived value of our equity or our equity awards decline, it may adversely affect our ability to retain highly skilled employees. If we fail to attract new personnel or fails to retain and motivate our current personnel, our business and future growth prospects could be adversely affected.

Our business is subject to the risks of earthquakes, fires, floods, and other natural catastrophic events, pandemics, and interruptions by manmade problems, such as terrorism. Material disruptions of our business or information systems resulting from these events could adversely affect our operating results.

A significant natural disaster, such as an earthquake, fire, flood, hurricane, or significant power outage or other similar events, such as infectious disease outbreaks or pandemic events, including the ongoing COVID-19 pandemic, could have an adverse effect on our business and operating results. The ongoing COVID-19 pandemic may have the effect of heightening many of the other risks described in this “Risk Factors” section, such as the demand for our products, our ability to achieve or maintain profitability, and our ability to raise additional capital in the future. Our corporate headquarters and major operations are located in the San Francisco Bay Area of California, which has experienced, and could experience again, a high number of COVID-19 pandemic cases and is also a region known for significant seismic activity. In addition, natural disasters, acts of terrorism, or war could cause disruptions in our operations, our or our customers’ or channel partners’ businesses, our suppliers’ businesses, or the economy as a whole. We also rely on information technology systems to communicate among our workforce and with third parties. Any disruption to our communications, whether caused by a natural disaster or by manmade problems, such as power disruptions, could adversely affect our business. We do not have a formal disaster recovery plan or policy in place and do not currently require that our suppliers have such plans or policies in place. To the extent that any such disruptions result in delays or cancellations of orders or impede our suppliers’ ability to timely deliver components, or the deployment of our products, our business, operating results, and financial condition would be adversely affected.

Interruption or failure of our information technology and communications systems could impact our ability to effectively provide services we may implement in the future.

We may, in the future, include in-vehicle services and functionality that utilize data connectivity to monitor performance and timely capture opportunities to enhance performance and functionality. The availability and effectiveness of our services depend on the continued operation of information technology and communications systems. Our systems will be vulnerable to damage or interruption from, among others, physical theft, fire, terrorist attacks, natural disasters, power loss, war, telecommunication failures, viruses, denial or degradation of service attacks, ransomware, social engineering schemes, insider theft or misuse, or other attempts to harm our systems. We primarily utilize reputable third-party service providers and vendors for our data, including among other things, financial data, human resources data, manufacturing and production data, sales data, and electronic mail, other than for our source code and related materials that are managed internally. These third-party providers could also be vulnerable to issues similar to those that could damage our systems, including sabotage and intentional acts of vandalism causing potential disruptions. Some of our systems will not be fully redundant, and our disaster recovery planning cannot account for all eventualities. Any problems with our third-party cloud hosting providers could result in lengthy interruptions in our business. In addition, our future in-vehicle services and functionality, if developed and deployed, are expected to be highly technical and complex technology which may contain errors or vulnerabilities that could result in interruptions in our business or the failure of our systems.

We are subject to cybersecurity risks to operational systems, security systems, infrastructure, integrated software in our lidar solutions, and the data processed by those solutions, and any material failure, weakness, interruption, cyber event, incident, or breach of security could prevent us from effectively operating our business.

We are at risk for interruptions, outages, and breaches of our operational systems, including our business, financial, accounting, product development, and production processes, owned by us or our suppliers; our facility security systems, owned by us or our suppliers; our in-product technology owned by us or our suppliers; the integrated software in our lidar solutions; or the data that we process or our suppliers process on our behalf. Such cyber incidents could materially disrupt operational systems; result in loss of intellectual property, trade secrets or other proprietary or competitively sensitive information; compromise certain information of employees, suppliers, or others; jeopardize the security of our facilities; or affect the performance of in-product technology and the integrated software in our lidar solutions. A cyber incident could be caused by disasters, insiders (through inadvertence or with malicious intent), or malicious third parties (including nation-states or nation-state supported actors) using sophisticated, targeted methods to circumvent firewalls, encryption, and other security defenses, including hacking, fraud, trickery, phishing, or other forms of deception. The techniques used by cyber attackers change frequently and may be difficult to detect for long periods of time. Although we maintain information technology measures designed to protect us against intellectual property theft, data breaches, and other cyber incidents, such measures will require continual updates and improvements, and we cannot guarantee that such measures will be adequate to detect, prevent, or mitigate cyber incidents. The implementation, maintenance, segregation, and improvement of these systems requires significant management time, support, and cost. Moreover, there are inherent risks associated with developing, improving, expanding, and updating current systems, including the disruption of our data management, procurement, production execution, finance, supply chain, and sales and service processes. These risks may affect our ability to manage our data and inventory, procure parts or supplies or produce, sell, deliver, and service our solutions, adequately protect our intellectual property or achieve and maintain compliance with, or realize available benefits under, applicable laws, regulations, and contracts. We cannot be sure that the systems upon which we rely, including those of our third-party vendors or suppliers, will be effectively implemented, maintained, or expanded as planned. If we do not successfully implement, maintain, or expand these systems as planned, our operations may be disrupted, our ability to accurately and timely report our financial results could be impaired, and deficiencies may arise in our internal control over financial reporting, which may impact our ability to certify our financial results. Moreover, our proprietary information or intellectual property could be compromised or misappropriated, and our reputation may be adversely affected. If these systems do not operate as we expect them to, we may be required to expend significant resources to make corrections or find alternative sources for performing these functions.

A significant cyber incident could impact production capability, harm our reputation, cause us to breach our contracts with other parties, or subject us to regulatory actions and litigation, any of which could materially affect our business, prospects, financial condition, and operating results. In addition, our insurance coverage for cyber-attacks may not be sufficient to cover all the losses we may experience as a result of a cyber incident.

Legal and Regulatory Risks Related to Our Business

We are subject to governmental export and import control laws and regulations. Our failure to comply with these laws and regulations could have an adverse effect on our business, prospects, financial condition, and results of operations.

Our products and solutions are subject to import and export laws and regulations, including the U.S. Export Administration Regulations, U.S. Customs regulations, and various economic and trade sanctions regulations administered by the U.S. Treasury Department’s Office of Foreign Assets Control. U.S. export control laws and regulations and economic sanctions prohibit the shipment of certain products and services to U.S. embargoed or sanctioned countries, and specified persons and entities. In addition, complying with export control and sanctions regulations for a particular sale may be time-consuming and result in the delay or loss of sales opportunities. Exports of our products and technology must be made in compliance with these laws and regulations. If we fail to comply with these laws and regulations, we and certain of our employees could be subject to substantial civil or criminal penalties, including the possible loss of export or import privileges, and fines, which may be imposed on us and the employees or officers responsible to prohibit such shipments and, in extreme cases, the incarceration of the employees or officers responsible.

Changes to trade policy, tariffs, and import/export regulations may have a material adverse effect on our business, financial condition, and results of operations.

Changes in global political, regulatory, and economic conditions or in laws and policies governing foreign trade, manufacturing, development, and investment in the territories or countries where we currently purchase our components, sell our products, and conduct our business, could adversely affect our business. The U.S. has recently instituted or proposed changes in trade policies that include the negotiation or termination of trade agreements, the imposition of higher tariffs on imports into the U.S., economic sanctions on individuals, corporations, and countries, and other government regulations affecting trade between the U.S. and other countries where we conduct our business. A number of other nations have proposed or instituted similar measures directed at trade with the U.S. in response. As a result of these developments, there may be greater restrictions and economic disincentives on international trade that could adversely affect our business. For example, such changes could adversely affect the automotive market, our ability to access key components or raw materials needed to manufacture our products (including rare-earth metals), our ability to sell our products or license our product designs and software to customers outside of the U.S., and the overall demand for our products. It may be time-consuming and expensive for us to alter our business operations to adapt to or comply with any such changes, and any failure to do so could have a material adverse effect on our business, financial condition, and results of operations.

We have and may become involved in legal and regulatory proceedings and commercial or contractual disputes, which could have an adverse effect on our profitability and condensed consolidated financial position.

We have been and may be, from time to time, involved in litigation, regulatory proceedings, and commercial or contractual disputes that may be significant. These matters may include disputes with our suppliers and customers, intellectual property claims, stockholder litigation, government investigations, class action lawsuits, personal injury claims, environmental issues, customs and value-added tax disputes, and employment and tax issues.

We could face in the future, a variety of labor and employment claims against us, which could include, but is not limited to, general discrimination, wage and hour, privacy, ERISA, or disability claims. In such matters, government agencies or private parties may seek to recover from us very large, indeterminate amounts in penalties or monetary damages (including, in some cases, treble or punitive damages), or seek to limit our operations in some way.

Any of these types of lawsuits, whether initiated by us or a third party, could require significant management time and attention or could involve substantial legal liability, adverse regulatory outcomes, and/or substantial expenses to defend. Often these cases raise complex factual and legal issues and create risks and uncertainties. No assurances can be given that any proceedings or claims will not have a material adverse impact on our operating results and condensed consolidated financial position or that our established reserves or our available insurance will mitigate this impact.

Unforeseen issues could result in damage to certain property which could result in adverse effects on our business and reputation.

Our lidar utilizes lasers for performing 3D sensing. While we have developed system components designed to prevent our lidar lasers from causing property damage (including to cameras), in the event an unforeseen issue arises that results in property damage, our reputation or brand may be damaged and we could face material legal claims for breach of contract, product liability, tort, or breach of warranty as a result. Defending a lawsuit, regardless of our merit, could be costly and may divert management’s attention and adversely affect the market’s perception of us and our products. In addition, our business liability insurance coverage could prove inadequate with respect to any claim and future coverage may be unavailable on acceptable terms, or at all.

We are subject to, and must remain in compliance with, numerous laws and governmental regulations concerning the manufacturing, use, distribution, and sale of our products. Some of our customers also require that we comply with the customers’ own unique requirements relating to these matters.

We manufacture and sell products that contain electronic components, and such components may contain materials that are subject to government regulation in both the locations where we manufacture and assemble our products, as well as the locations where we sell our products. For example, certain regulations limit the use of lead in electronic components. Since we operate on a global basis, ensuring simultaneous compliance in multiple jurisdictions is a complex process which requires continual monitoring of regulations and an ongoing compliance process to ensure we and our suppliers are in compliance with existing regulations in each market where we operate. If new, unanticipated regulations significantly impact our use and sourcing of various components or require more expensive components, those regulations could materially and adversely affect our business, results of operations, and financial condition.

Our products are used for autonomous driving and ADAS applications, which are subject to complicated regulatory schemes that vary from jurisdiction to jurisdiction. These are rapidly evolving areas where new regulations could impose limitations on the use of lidar generally or our products specifically. If we fail to adhere to these new regulations or fail to continually monitor the updates, we may be subject to litigation, loss of customers, or negative publicity and our business, results of operations, and financial condition will be adversely affected.

We are subject to various environmental laws and regulations that could impose substantial costs upon us and cause delays in building our production facilities.

Concerns over environmental pollution and climate change have produced significant legislative and regulatory efforts on a global basis, and we believe this will continue both in scope and in the number of countries participating. In addition, as climate change issues become more prevalent, foreign, federal, state, and local governments and our customers have been responding to these issues. The increased focus on environmental sustainability may result in new regulations and customer requirements, or changes in current regulations and customer requirements, which could materially and adversely impact our business, results of operations, and financial condition. If we are unable to effectively manage real or perceived issues, including concerns about environmental impacts or similar matters, sentiments toward us or our products could be negatively impacted, and our business, results of operations, and financial condition could suffer.

Our operations are and will be subject to international, federal, state, and local environmental laws and regulations, and such laws and regulations could directly increase the cost of energy, which may have an effect on the way we manufacture products or utilize energy to produce our products. In addition, any new environmental regulations or laws might increase the cost of raw materials or key components we use in our products. Environmental regulations require us to reduce product energy usage, monitor and exclude an expanding list of restricted substances, and participate in required recovery and recycling of our products. Environmental and health and safety laws and regulations can be complex, and we have limited experience complying with such laws and regulations. Capital and operating expenses needed to comply with environmental laws and regulations can be significant, and violations may result in substantial fines and penalties, damages, suspension of production, or a cessation of our operations.

Contamination at properties we currently operate at, where we formerly operated, or to which hazardous substances were sent by us, may subject us to liability pursuant to environmental laws and regulations, including, but not limited to, the Comprehensive Environmental Response, Compensation and Liability Act, which can impose liability for the full amount of remediation-related costs without regard to fault, for the investigation and cleanup of contaminated soil and ground water, for remediating contamination and impacts to human health, and for damages to natural resources. The costs of complying with environmental laws and regulations and any claims concerning noncompliance, or liability with respect to contamination in the future, could have a material adverse effect on our financial condition or operating results. We may face unexpected delays in obtaining the requisite permit and approvals in connection with our planned production facilities that could require significant time and financial resources and delay our ability to operate these facilities, which would adversely impact our business, prospects, financial condition, and operating results.

We are subject to U.S. and foreign anti-corruption and anti-money laundering laws and regulations. We can face criminal liability and other serious consequences for violations, which can harm our business.

We are subject to the U.S. Foreign Corrupt Practices Act of 1977, as amended, the U.S. domestic bribery statute contained in 18 U.S.C. § 201, the U.S. Travel Act, the USA PATRIOT Act, and other anti-bribery and anti-money laundering laws in countries in which we conduct activities. Anti-corruption laws are interpreted broadly and prohibit companies and their employees, agents, contractors, and other collaborators from authorizing, promising, offering, or providing, directly or indirectly, improper payments or anything else of value to recipients in the public or private sector. We can be held liable for the corrupt or other illegal activities of our employees, agents, contractors, and other collaborators, even if we do not explicitly authorize or have actual knowledge of such activities. Any violations of the laws and regulations described above may result in substantial civil and criminal fines and penalties, imprisonment, the loss of export or import privileges, debarment, tax reassessments, breach of contract and fraud litigation, reputational harm, and other consequences.

Our business may be adversely affected by changes in automotive and laser regulations or concerns that drive further regulation of the automotive and laser markets.

Government product safety regulations are an important factor for our business. Historically, these regulations imposed ever-more stringent safety regulations for automobiles and laser products. These safety regulations often require, or customers demand, automobiles have more safety features per vehicle and incorporate more advanced safety products.

While we believe increasing automotive and laser safety standards will present a market opportunity for our products, governmental safety regulations are subject to change based on a number of factors that are not within our control, including new scientific or technological data, adverse publicity regarding industry recalls and safety risks of autonomous driving and ADAS products, accidents involving our products, domestic and foreign political developments or considerations, and litigation relating to our products and our competitors’ products. Changes in government regulations, especially in the autonomous driving and ADAS industries could adversely affect our business. If government priorities shift and we are unable to adapt to changing regulations, our business may be materially and adversely affected.

Federal, state, and local regulators impose more stringent compliance and reporting requirements in response to product recalls and safety issues in the automotive industry. As the cars that utilize our sensors go into production, we will be subject to the existing stringent requirements of the National Traffic and Motor Vehicle Safety Act of 1966, or the Vehicle Safety Act, including a duty to report, subject to strict timing requirements, safety defects with our products. The Vehicle Safety Act imposes potentially significant civil penalties for violations, including the failure to comply with such reporting actions. We are also subject to the existing U.S. Transportation Recall Enhancement, Accountability and Documentation Act, or TREAD, which requires equipment manufacturers, such as us, to comply with “early warning” requirements by reporting certain information to the National Highway Traffic Safety Administration, or NHTSA, such as information related to defects or reports of injury related to our products. TREAD imposes criminal liability for violating such requirements if a defect subsequently causes death or bodily injury. In addition, the Vehicle Safety Act authorizes the NHTSA to require a manufacturer to recall and repair vehicles that contain safety defects or fail to comply with U.S. federal motor vehicle safety standards. Sales into foreign countries may be subject to similar regulations. If we cannot rapidly address any safety concerns or defects with our products, our business, results of operations, and financial condition may be adversely affected.

The adoption of autonomous and ADAS features by automotive OEMs may be delayed and our business impacted, as additional emissions and safety requirements are imposed on vehicle manufacturers.

Vehicle regulators globally continue to consider new and enhanced emissions requirements, including electrification, to meet environmental and economic needs as well as pursue new safety standards to address emerging traffic risks. To control new vehicle prices, among other concerns, automotive OEMs may need to dedicate technology and cost additions to new vehicle designs to meet these emissions and safety requirements and postpone the additional costs associated with new autonomous and ADAS features.

Our business may be adversely affected if we fail to comply with the regulatory requirements under the Federal Food, Drug, and Cosmetic Act or other requirements imposed by the Food and Drug Administration, or FDA.

As a lidar technology company, we are subject to the Electronic Product Radiation Control Provisions of the Federal Food, Drug, and Cosmetic Act. These requirements are enforced by the FDA. Electronic product radiation includes laser technology. Regulations governing these products are intended to protect the public from hazardous or unnecessary exposure. Manufacturers are required to certify by way of product labeling and reports to the FDA that their products comply with applicable performance standards as well as maintain manufacturing, testing, and distribution records for their products. Failure to comply with these requirements could result in enforcement action by the FDA, which could require us to cease distribution of our products, recall or remediate products already distributed to customers, or subject us to FDA enforcement actions.

Failures, or perceived failures, to comply with privacy, data protection, and information security requirements in the variety of jurisdictions in which we operate, may adversely impact our business, and such legal requirements are evolving, uncertain, and may require improvements in, or changes to, our policies and operations.

Our current and potential future operations and sales subject us to existing and future laws and regulations addressing privacy and the collection, use, storage, disclosure, transfer, and protection of various types of data. For example, the European Commission has adopted the GDPR and California enacted the California Consumer Privacy Act of 2018, both of which provide for potentially material penalties for non-compliance. These regimes may, among other things, impose data security requirements, disclosure requirements, and restrictions on data collection, uses, and sharing that may impact our operations and the development of our business. While, generally, we do not have access to, collect, store, process, or share information collected by our solutions, unless our customers choose to proactively provide such information to us, our products may evolve both to address potential customer requirements or to add new features and functionality. Therefore, the full impact of these privacy regimes on our business is rapidly evolving across jurisdictions and remains uncertain at this time.

We may also be affected by cyber-attacks and other means of gaining unauthorized access to our products, systems, and data. For instance, cyber criminals or insiders may target us or third parties with which we have a business relationship in order to obtain data, or in a manner that disrupts our operations or compromises our products, or the systems into which our products are integrated.

We are assessing the continually evolving privacy and data security regimes and measures we believe are appropriate in response. Since these privacy and data security regimes are evolving, uncertain, and complex, especially for a global business like ours, we may need to update or enhance our compliance measures as our products, markets, and customer demands further develop, and these updates or enhancements may require implementation costs, which may be material. In addition, we may not be able to monitor and react to all developments in a timely manner. The compliance measures we adopt may prove ineffective. Any failure, or perceived failure, by us to comply with current and future regulatory or customer-driven privacy, data protection, and information security requirements, or to prevent or mitigate security breaches, cyber-attacks, or improper access to, use of, or disclosure of data, or any security issues or cyber-attacks affecting us, could result in significant liability, costs (including the costs of mitigation and recovery), and a material loss of revenue resulting from the adverse impact on our reputation and brand, loss of proprietary information and data, disruption to our business and relationships, and diminished ability to retain or attract customers and business partners. Such events may result in governmental enforcement actions and prosecutions, private litigation, fines and penalties or adverse publicity, and could cause our customers and business partners to lose trust in us, which could have an adverse effect on our reputation and business.

Regulations related to conflict minerals may cause us to incur additional expenses and could limit the supply and increase the costs of certain metals used in the manufacturing of our products.

We are subject to the requirements of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, or the Dodd-Frank Act, which requires us to determine, disclose, and report whether our products contain metals sourced from specified geographies; these metals are generally referred to as “conflict minerals.” The implementation of these requirements could adversely affect the sourcing, availability, and pricing of the materials used in the manufacture of components used in our products. In addition, we will incur additional costs to comply with the disclosure requirements, including costs related to conducting diligence procedures to determine the sources of conflict minerals that may be used in or necessary to the production of our products and, if applicable, potential changes to products, processes, or sources of supply as a consequence of such verification activities. It is also possible that our reputation may be adversely affected if we determine that certain of our products contain minerals not determined to be conflict-free or if we are unable to alter our products, processes, or sources of supply to avoid use of such materials.

Risks Related to Our Intellectual Property

Despite the actions we take to defend and protect our intellectual property, we may not be able to adequately protect or enforce our intellectual property rights or prevent unauthorized parties from copying or reverse engineering our solutions. Our efforts to protect and enforce our intellectual property rights and prevent third parties from violating our rights may be costly.

The success of our products and our business depends in large part on our ability to obtain patents and other intellectual property rights and maintain adequate legal protection for our products in the United States and other foreign jurisdictions. We rely on a combination of patent, trademark, copyright, and trade secret laws, as well as confidentiality agreements and other contractual restrictions, to establish and protect our proprietary rights, all of which can only provide limited protection.

We cannot guarantee that any patents will be issued with respect to our currently pending patent applications or that any trademarks will be registered with respect to our currently pending applications in a manner that gives us adequate defensive protection or competitive advantages, if at all, or that any patents issued to us or any trademarks registered by us will not be challenged, invalidated, or circumvented. We have filed for patents and trademarks in the United States and in certain foreign jurisdictions, but such protections may not be available in all countries in which we operate or in which we seek to enforce our intellectual property rights, or may be difficult to enforce in practice. Our currently issued patents and trademarks, and any patents and trademarks that may be issued or registered, as applicable, in the future with respect to pending or future applications, may not provide sufficiently broad protection or may not prove to be enforceable in actions against alleged infringers. We cannot be certain that the steps we have taken will prevent unauthorized use of our technology or the reverse engineering of our technology. Moreover, others may independently develop technologies that are competitive to us or infringe our intellectual property.

Protecting against the unauthorized use of our intellectual property, products, and other proprietary rights is expensive and can be difficult, particularly outside of the United States. Unauthorized parties may attempt to copy or reverse engineer our lidar technology or certain aspects of our solutions that we consider proprietary. Litigation may be necessary in the future to enforce or defend our intellectual property rights, to prevent unauthorized parties from copying or reverse engineering our solutions, to determine the validity and scope of the proprietary rights of others, or to block the importation of infringing products into the United States.

Any such litigation, whether initiated by us or a third party, could result in substantial costs and diversion of management resources, either of which could adversely affect our business, operating results, and financial condition. Even if we obtain favorable outcomes in litigation, we may not be able to enforce the remedies, especially in the context of unauthorized parties copying or reverse engineering our solutions.

Further, many of our current and potential competitors may have the ability to dedicate substantially greater resources to defending intellectual property infringement claims and to enforcing their intellectual property rights than we can. Attempts to enforce our rights against third parties could also provoke these third parties to assert their own intellectual property or other rights against us or result in a decision that invalidates or narrows the scope of our rights, in whole or in part. Effective patent, trademark, copyright, and trade secret protection may not be available in every country in which our products are available, and competitors based in other countries may sell infringing products in one or more markets. Failure to adequately protect our intellectual property rights could result in our competitors offering similar products, potentially resulting in the loss of some of our competitive advantage and a decrease in our revenue, which would adversely affect our business, operating results, financial condition, and prospects.

Third-party claims that we are infringing intellectual property, whether successful or not, could subject us to costly and time-consuming litigation or expensive licenses, and our business could be adversely affected.

Although we believe we hold key patents related to our products, a number of companies, both within and outside of the lidar industry, hold other patents covering various aspects of lidar products. In addition to these patents, participants in this industry typically also protect their technology, especially embedded software, through copyrights and trade secrets. As a result, there is frequent litigation based on allegations of infringement, misappropriation, or other violations of intellectual property rights. We have received, and in the future may receive, inquiries from other intellectual property holders and may become subject to claims that we infringe their intellectual property rights, particularly as we expand our presence in the market, expand to new use cases, and face increasing competition. In addition, parties may claim that the names and branding of our products infringe their trademark rights in certain countries or territories. If such a claim were to prevail, we may have to change the names and branding of our products in the affected territories, and we could incur other costs.

We currently have a number of agreements in effect pursuant to which we have agreed to defend, indemnify, and hold harmless our customers, suppliers, and channel partners and other partners from damages and costs which may arise from the infringement of our products by third-party patents or other intellectual property rights. The scope of these indemnity obligations varies, but may, in some instances, include indemnification for damages and expenses, including attorneys’ fees. Our insurance may not cover all intellectual property infringement claims. A claim that our products infringe a third party’s intellectual property rights, even if untrue, could adversely affect our relationships with our customers, may deter future customers from purchasing our products, and could expose us to costly litigation and settlement expenses. Even if we are not a party to any litigation between a customer and a third party relating to the infringement of our products, an adverse outcome in any such litigation could make it more difficult for us to defend our products against intellectual property infringement claims in any subsequent litigation in which we are a named party. Any of these results could adversely affect our brand and operating results.

Our defense of intellectual property rights claims brought against us or our customers, suppliers, or channel partners, with or without merit, could be time-consuming, expensive to litigate or settle, divert management resources and attention, and force us to acquire intellectual property rights and licenses, which may involve substantial royalty or other payments and may not be available on acceptable terms, or at all. Further, a party making such a claim, if successful, could secure a judgment that requires us to pay substantial damages or obtain an injunction prohibiting us from continuing to sell certain products. An adverse determination also could invalidate our intellectual property rights and could adversely affect our ability to offer our products to our customers and may require that we procure or develop substitute products that do not infringe, which could require significant effort and expense. Any of these events could adversely affect our business, operating results, financial condition, and prospects.

Our intellectual property applications for registration may not issue or be registered, which may have a material adverse effect on our ability to prevent others from commercially exploiting products similar to ours.

We cannot be certain that we are the first inventor of the subject matter to which we have filed a particular patent application, or if we are the first party to file such a patent application. If another party has filed a patent application regarding the same subject matter as we have, we may not be entitled to the protection sought by the patent application. We also cannot be certain whether the claims included in a patent application will ultimately be allowed in the applicable issued patent. Further, the scope of protection of issued patent claims is often difficult to determine. As a result, we cannot be certain that the patent applications that we file will ultimately issue, or that our issued patents will afford protection against competitors with similar technology. In addition, our competitors may design around our issued patents, which may adversely affect our business, prospects, financial condition, and operating results.

In addition to patented technology, we rely on our unpatented proprietary technology, trade secrets, processes, and know-how.

We rely on trade secrets, designs, manufacturing know-how, and confidential information to protect intellectual property that may not be patentable or subject to copyright, trademark, trade dress, or service mark protection, or that we believe is best protected by means that do not require public disclosure. We generally seek to protect this information by entering into confidentiality agreements, or consulting services or employment agreements that contain non-disclosure and non-use provisions with our employees, consultants, contractors, commercial partners, vendors, and other third parties. However, we may fail to enter into the necessary agreements, and even if entered into, these agreements may be breached or may otherwise fail to provide adequate protection, prevent disclosure, third-party infringement, or misappropriation of our trade secrets, may be limited as to their term, and may not provide an adequate remedy in the event of unauthorized disclosure or use of proprietary information. We have limited control over the protection of trade secrets used by our current or future manufacturing partners and suppliers and could lose future trade secret protection if any unauthorized disclosure of such information occurs. In addition, our proprietary information may otherwise become known or be independently developed by our competitors or other third parties. To the extent that our employees, consultants, contractors, advisors, and other third parties use intellectual property owned by others in their work for us or designated in the agreements between such parties and us to be jointly owned, disputes may arise as to the rights in related or resulting know-how and inventions. Costly and time-consuming litigation could be necessary to enforce and determine the scope of our proprietary rights, and failure to obtain or maintain protection for our proprietary information could adversely affect our competitive business position. Furthermore, laws regarding trade secret rights in certain markets where we operate may afford little or no protection to our trade secrets.

We also rely on physical and electronic security measures to protect our proprietary information, but we cannot provide assurance that these security measures will not be breached or will provide adequate protection for our property. There is a risk that third parties may obtain and improperly utilize our proprietary information to our competitive disadvantage. We may not be able to detect or prevent the unauthorized use of such information or take appropriate and timely steps to enforce our intellectual property rights.

We employ third-party licensed software for use in our business, and the inability to maintain these licenses, errors in the software, or the terms of open source licenses could result in increased costs or reduced service levels, which would adversely affect our business.

Our business relies on certain third-party software obtained under licenses from other companies. We anticipate that it will continue to rely on such third-party software in the future. Although we believe that there are commercially reasonable alternatives to the third-party software we currently license, these alternatives may not always be available, or it may be difficult or costly to switch to an alternative. In addition, integration of new third-party software may require significant work and require substantial investment of our time and resources. Our use of additional or alternative third-party software would require us to enter into license agreements with third parties, which may not be available on commercially reasonable terms, or at all. Many of the risks associated with the use of third-party software cannot be eliminated, and these risks could negatively affect our business.

Some of the third-party software used by us is licensed under the terms of open source software licenses. Companies that incorporate open source software into their technologies have, from time to time, faced claims challenging the use of open source software and/or compliance with open source license terms. As a result, we could be subject to lawsuits by parties claiming ownership of what we believe to be open source software or claiming noncompliance with open source licensing terms. Some open source software licenses require users who distribute such software to publicly disclose all or part of the source code to such software and/or make available any derivative works of the open source code, which could include valuable proprietary code of the user, on unfavorable terms or at no cost. While we monitor the use of open source software and attempt to ensure that open source software is not used in a manner that would require us to disclose our internally developed source code or that would otherwise breach the terms of an open source agreement, such use could inadvertently occur. Any requirement to disclose our internally developed source code or pay damages for breach of contract could have a material adverse effect on our business, financial condition, and results of operations and could help our competitors develop services that are similar to or better than ours.

We may be subject to damages resulting from claims that we or our employees have wrongfully used or disclosed alleged trade secrets of our employees’ former employers.

We may be subject to claims that we or our employees have inadvertently or otherwise used or disclosed trade secrets or other proprietary information of an employee’s former employer. Litigation may be necessary to defend against these claims. If we fail to adequately defend such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights or personnel. A loss of key personnel or their work product could hamper or prevent our ability to commercialize our products, which could severely harm our business. Even if we are successful in defending against these claims, litigation could result in substantial costs and demand on management resources.

Risks Related to Being a Public Company

We will incur increased costs as a result of operating as a public company, and our management will devote substantial time to new compliance initiatives.

We expect to incur significant legal, accounting, and other expenses that we did not incur as a private company, and these expenses will likely increase more after we are no longer an emerging growth company, as defined in Section 2(a) of the Securities Act. As a public company, we will be subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, and the Dodd-Frank Act, as well as rules adopted, and to be adopted, by the SEC and Nasdaq. Our management and other personnel will need to devote a substantial amount of time to these compliance initiatives. Moreover, we expect these rules and regulations to substantially increase our legal and financial compliance costs and to make some activities more time-consuming and costly. These increased costs will increase our net loss. For example, we expect these rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be forced to accept reduced policy limits or incur substantially higher costs to maintain the same or similar coverage. We cannot predict or estimate the amount or timing of additional costs we may incur to respond to these requirements. The impact of these requirements could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees, or as executive officers.

Additionally, there continues to be public interest and increased legislative pressure related to environmental, social, and governance, or ESG, activities of public companies. For example, there is a growing number of states requiring organizations to report their board composition as well as mandating gender diversity and representation from underrepresented communities, including New York and California. We risk negative stockholder reaction, including from proxy advisory services, as well as damage to our brand and reputation, if we do not act responsibly in a number of key areas, including diversity and inclusion, environmental stewardship, support for local communities, corporate governance and transparency, and considering ESG and human capital factors in our operations.

Our management team has limited experience managing a public company.

Most of the members of our management team have limited experience managing a publicly traded company, interacting with public company investors, and complying with the increasingly complex laws pertaining to public companies. Additionally, many members of our management team were recently hired, including our Chief Executive Officer, Blair LaCorte, who joined us in 2017 and became Chief Executive Officer in 2020; our Chief Financial Officer, Robert Brown, who joined us in November 2020; our General Counsel, Andrew Hughes, who joined us in March 2021; and our Chief Operating Officer, Thomas R. Tewell, who joined us in March 2021. Our management team may not successfully or efficiently manage their new roles and responsibilities. Our transition to being a public company subjects us to significant regulatory oversight and reporting obligations under federal securities laws and the continuous scrutiny of securities analysts and investors. These new obligations and constituents will require significant attention from our senior management and could divert their attention away from the day-to-day management of our business, which could adversely affect our business, financial condition, and operating results.

Our Charter provides, subject to limited exceptions, that the Court of Chancery of the State of Delaware and the federal district courts of the United States of America will be the sole and exclusive forums for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, or employees.

Our Charter requires, unless we consent in writing to the selection of an alternative forum, that derivative actions brought in our name, actions against our directors, officers, and employees for breach of fiduciary duty, and other similar actions may be brought only in the Court of Chancery in the State of Delaware except any action (A) as to which the Court of Chancery in the State of Delaware determines that there is an indispensable party not subject to the jurisdiction of the Court of Chancery (and the indispensable party does not consent to the personal jurisdiction of the Court of Chancery within ten days following such determination), (B) which is vested in the exclusive jurisdiction of a court or forum other than the Court of Chancery, or (C) for which the Court of Chancery does not have subject matter jurisdiction. In regard to any action arising under the Exchange Act, our Charter provides that the federal district courts of the United States of America will be the sole and exclusive forum. In regard to any action arising under the Securities Act or the rules and regulations promulgated thereunder, our Charter provides that, unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States of America will, to the fullest extent permitted by law, be the sole and exclusive forum.

Section 27 of the Exchange Act creates exclusive federal jurisdiction over all lawsuits brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder. As a result, the exclusive forum provision will not apply to lawsuits brought to enforce any duty or liability created by the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction. Our Charter provides that the exclusive forum provision will be applicable to the Securities Act to the fullest extent permitted by applicable law. We note that there is uncertainty as to whether a court would enforce the exclusive forum provision and that this exclusive forum provision does not purport to waive compliance with any federal securities laws and the rules and regulations thereunder. If a court were to find such provision to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in another jurisdiction, which could harm our business, operating results, and financial condition.

Any person or entity purchasing or otherwise acquiring any interest in shares of our common stock shall be deemed to have notice of and consented to the forum provisions in our Charter. This choice of forum provision may limit the ability of one of our stockholders to bring a claim in a judicial forum that such stockholder might believe is more favorable for disputes with us or any of our directors, officers, other employees, or stockholders, which may discourage lawsuits with respect to such claims, although our stockholders will not be deemed to have waived our compliance with federal securities laws and the rules and regulations thereunder. Alternatively, if a court were to find the choice of forum provision contained in our Charter to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in another jurisdiction, which could harm our business, financial condition, and results of operations.

The provision of our Charter that authorizes our board of directors to issue preferred stock from time to time based on terms approved by our board of directors may delay, defer, or prevent a tender offer or takeover attempt that stockholders might consider in their best interest.

The provision of our Charter that authorizes our board of directors to issue preferred stock from time to time based on terms approved by our board of directors may delay, defer, or prevent a tender offer or takeover attempt that stockholders might consider to be in their best interest.

We do not expect to declare any dividends in the foreseeable future.

We do not anticipate declaring any cash dividends to holders of our common stock in the foreseeable future. Consequently, our stockholders may need to rely on sales of their shares after price appreciation, which may never occur, as the only way to realize any future gains on their investment.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
None.
Item 6. Exhibits

Exhibit Number	Description	Form	File Number	Exhibit/Appendix Reference	Filing Date	Filed Herewith
3.1	Second Amended and Restated Certificate of Incorporation of AEye, Inc.	8-K	001-39699	3.1	08/23/2021
3.2	Amended and Restated Bylaws of AEye, Inc.	8-K	001-39699	3.2	08/23/2021
31.1
Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15(d)-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
						X
31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15(d)-14(a) under the Securities Exchange Act of 1934, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X
104	Cover Page Interactive Data File (formatted as Inline XBRL)	X

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 12, 2021 AEye, Inc.

By: /s/ Blair LaCorte
Chief Executive Officer and Director
(Principal Executive Officer)

By: /s/ Robert Brown
Chief Financial Officer and Treasurer
(Principal Financial Officer)