Form 10-K
period 2021-12-31
AEye, Inc.
filed 2022-03-28
CIK 1818644

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to ________

Commission file number 333-259554
AEye, Inc.
(Exact name of registrant as specified in its charter)

Delaware	37-1827430
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One Park Place, Suite 200, Dublin, CA	94568
(Address of Principal Executive Offices)	(Zip Code)
(925) 400-4366
Registrant’s telephone number, including area code
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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   Yes ☐ No ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company, or an emerging growth company.. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of December 31, 2021 the registrant had 118,620,704 shares of voting common stock that were held by non-affiliates. The aggregate market value of shares held by non-affiliates is $574,124,207.
As of March 23, 2022, the registrant had 156,333,865 shares of common stock, $0.0001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement relating to the 2022 Annual Meeting of Stockholders, are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such Proxy Statement, or an amendment to this Annual Report on Form 10-K, will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended December 31, 2021.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
The information in this Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Such statements are based upon current expectations that involve risks and uncertainties, including risks and uncertainty around the impact of the COVID-19 pandemic and related public health measures. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. For example, words such as “may,” “will,” “should,” “estimates,” “predicts,” “potential,” “continue,” “strategy,” “believes,” “anticipates,” “plans,” “expects,” “intends” and similar expressions are intended to identify forward-looking statements. You should not rely on forward-looking statements as predictions of future events. Our actual results and the timing of certain events may differ significantly from the results discussed in the forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed elsewhere in this report, particularly in Part I, Item 1A titled “Risk Factors,” and the risks discussed in our other Securities and Exchange Commission, or SEC, filings. We undertake no obligation to update the forward-looking statements after the date of this report, except as required by law.

PART I
Item 1. Business

General

We are a provider of high-performance, active lidar systems technology for vehicle autonomy, advanced driver-assistance systems, or ADAS, and robotic vision applications. With a sophisticated workforce of leaders and researchers, AEye has developed an artificial intelligence technology that enables adaptive “intelligent sensing,” differentiating AEye in the marketplace from its competition. Our proprietary software-definable 4SightTM Intelligent Sensing Platform combines solid-state active lidar, an optionally fused low-light HD camera, and integrated deterministic artificial intelligence to capture more intelligent information with less data, enabling faster, more accurate, and more reliable perception of the surroundings.

AEye was founded in 2013 by Luis Dussan, AEye’s Chief Technology Officer, to create a deterministic AI-driven sensing system that performs better than the human eye and visual cortex. Mr. Dussan’s experience developing mission-critical targeting systems for fighter jets and ground troops on behalf of the U.S. military provided him with the background to develop a differentiated approach to visual sensing. While traditional sensing systems passively collect data, our active 4SightTM Intelligent Sensing Platform leverages principles from automated targeting systems and biomimicry to scan the environment, while intelligently focusing on what matters in order to enable safer, smarter, and faster decisions in complex scenarios. From its inception, AEye’s culture drew from esteemed scientists and electro-optics engineers from the National Aeronautics and Space Administration, or NASA, Lockheed Martin Corporation, Northrop Grumman Corporation, the U.S. Air Force, and the Defense Advanced Research Projects Agency, or DARPA, to create the highest performing sensing and perception system for the most challenging situations, ensuring the highest levels of safety for autonomous driving.

As a result, our adaptive lidar is designed to enable higher levels of autonomy and functionality — SAE Levels 2 through 5 — with the goal of optimizing performance, power, and reducing cost. Our 4Sight Intelligent Sensing Platform is software-definable and network-optimized, and leverages deterministic artificial intelligence at the edge. We have made substantial investments in our R&D processes and deliver value to our customers through a combination of sales and direct channels. We perform the majority of our R&D activities in our 56,549 square foot corporate headquarters in Dublin, California. Our modular design facilitates product hardware updates as technologies evolve, and its small size and modest heat dissipation enable very flexible placement options on the interior or exterior of a vehicle. 4Sight also leverages a common architecture to create application-specific products across the Automotive, Mobility and Industrial markets.

Our systems-based approach encourages partnership from the well-established automotive supply chain, including original equipment manufacturers, or OEMs, as well as Tier 1 and Tier 2 suppliers. There is strong alignment between us and our partners given what is required to produce a high-performance automotive grade products at scale, including quality, reliability, and affordability. Our Tier 1 partners will add value with OEM customers through industrialization, manufacturing, integration, sales, marketing, product liability, and warranty. Our Tier 2 partners will provide automotive-grade sub-components, which are used not only in automotive lidar for ADAS use cases, but also for our products to be sold in the Industrial and Mobility markets. We expect the result will be a high-quality, high-performance product at a low cost, which we believe to be a key enabler in accelerating adoption of lidar across various markets in Automotive and beyond.

In pursuing this strategy, we have partnered with leading Tier 1 automotive suppliers including Continental, Hella, Aisin, and ZKW Group GmbH (an affiliate of LG Electronics). One of our Tier 1 partners is currently in the process of bidding for long range lidar series production awards with OEMs that are expected to represent a substantial portion of our 2026 forecasted revenues. The main markets for lidar, including Automotive, Industrial, and Mobility, are projected to see significant growth in both the near and long term. We believe this expected growth will allow AEye to achieve greater market share as well as pursue specialization opportunities like highway autonomous driving applications that benefit from our products. We expect that lidar will be a required sensing solution across many end markets, and we intend to be the leading solutions provider in these spaces.

Market Outlook/Overview

We believe that lidar will be a required sensing solution across many end markets. We broadly define our three key end markets as Automotive, Mobility and Industrial.

Automotive

Applications for the Automotive end market include lidar sensors and software for passenger and commercial vehicles. Automotive and commercial vehicle OEMs seek to introduce lidar sensors to add ADAS features and improve safety for passengers and pedestrians. To achieve these objectives, our sensors can search, detect, acquire, and track small objects at long distances. We believe that our strategy to partner with Tier 1 automotive suppliers to produce high-quality, long-range lidar at scale will drive adoption of lidar in series production across major global OEMs.

•Passenger vehicle ADAS — highway autonomy in passenger vehicles is a highly relevant use case for our technology, as passenger vehicle OEMs are actively in the process of adding new features that enhance the consumer driving experience. These highway systems rely on consistent detection of dangerous, often small, obstacles at long distances and high speeds, which our system can optimize for in software.

•Commercial vehicle ADAS — hub-to-hub autonomy in commercial vehicles enabled by lidar promises similar technological utility to that in passenger vehicles. Importantly, however, the value that a commercial vehicle operator derives from commercial ADAS is driven by increased utility and safety through reduced risk from driver fatigue. We believe that adoption rates for long-range lidar will be higher in commercial vehicles initially due to the significant share of time that highway driving represents for commercial customers.

Mobility

We believe that lidar is a critical component of fully autonomous driving or self-driving systems. Currently, fully autonomous vehicles are primarily being tested in low speed, closed-loop (meaning a fixed route or limited geographic area) conditions. For autonomous vehicles to perform at higher speeds and unlock their full potential, we believe long-range lidar will be necessary. We may also introduce other mid- and short-range lidar systems based on the same 4Sight Intelligent Sensing Platform. Our system is particularly well-suited to reduce the intensive compute (and associated power and latency) requirements of fully autonomous systems because our platform handles critical data processing at the sensor level, thereby allowing the self-driving system to focus limited compute resources on the vehicle’s path planning.

We identify three distinct types of Mobility customers, each of whom stand to benefit from our best-in-class detection of small objects at long distances.

•Shuttles — moving people on-demand and along flexible routes.

•Logistics — moving goods medium and long distances in bulk quantities.

•Delivery — moving goods short and medium distances in small quantities.

Industrial

We believe there are a broad range of use cases for lidar in Industrial markets, including but not limited to rail, construction, mining & agriculture, aerospace & defense, and intelligent transportation systems.

•Rail — detecting and acquiring railway debris at long distances to stop the train to prevent derailment; assessing tracks for maintenance needs; and monitoring platform safety.

•Construction, Mining & Agriculture — detecting and acquiring obstacles, pedestrians, and animals in the path of large, autonomous construction and mining vehicles and agricultural equipment.

•Aerospace & Defense — detecting wires or other obstacles above ground for helicopters; automating logistics vehicles for the military; enabling mid-air refueling.

•Intelligent Transportation Systems (ITS) — intersection traffic management, tolling automation, smart mobility infrastructure, autonomous/smart parking, and work zone safety.

Commercial

Overview

We employ two different go-to-market models: one model addresses the traditional Automotive end market and the other model addresses Industrial and Mobility end markets.

We employ a channel model in the traditional Automotive market by working through Tier 1 suppliers that sell products to OEM customers. Those Tier 1 suppliers will industrialize, manufacture, and sell lidar sensor solution units to OEMs that incorporate our proprietary design and software. We expect that we will receive royalty payments from those Tier 1 suppliers for each unit they sell to their OEM customers. Royalties may take the form of a fixed amount per unit, a percentage of the average selling price of the sensor, profit-sharing, or some combination of these methods. We work alongside our Tier 1 supplier partners to quote new business according to the OEM’s specifications. Our announced Tier 1 developing supplier partner engagements include Continental, Hella, ZKW Group GmbH (an affiliate of LG Electronics) and Aisin. We are also currently engaged in partnership discussions with other Tier 1 suppliers.

For the Industrial and Mobility markets, we either sell directly to the customer or through systems integrators. Contract manufacturers with whom we have agreements, assemble, test, and deliver these products. Direct sales constitute sales of units to upgrade systems or otherwise add on to an existing product, while systems integrators will build our technology into mass produced systems, such as autonomous mining haulers, locomotives, or intelligent transportation systems.

Our lidar products employ a single product platform that is based on components sourced from an established Tier 2 automotive supply chain to drive down costs and increase reliability. We expect to utilize those same components to address the Industrial and Mobility markets, which enables us to leverage our volume in automotive, and drive costs down for the products made by our contract manufacturing partners.

Relationship with Continental

Continental, which refers to Continental AG together with its subsidiaries, is one of the largest Tier 1 automotive suppliers globally as measured by revenue. Continental is also a leading provider of ADAS products, supplying more than 25 OEMs, 50 brands, and 300 vehicle models globally, having shipped over 100 million ADAS products over the last three years, including radar, camera, autonomous driving compute units, and complementary flash lidar for short-range applications.

In October 2020, we and Continental publicly announced a strategic partnership whereby Continental will manufacture and integrate our lidar products into OEM model lines through long-term series production contracts with OEMs. Continental, after evaluating a wide range of competing solutions, entered into a Joint Development Agreement in 2021 with us setting forth the basis for a long-range lidar technology partnership.

Continental is currently engaged in multiple OEM purchasing processes using us as its technology design partner. Continental is planning a manufacturing facility with a 2024 anticipated start of production. It is expected that the full production line capacity will be contractually committed through Continental for various series production car models over the next few years.

For production lines that utilize our product design, Continental will purchase the hardware components from a group of approved automotive-grade Tier 2 suppliers manufacturing our component designs. We expect that for each unit that Continental sells based upon our licensed product design, Continental will pay us a royalty.

Products

Our product offerings are currently comprised of the 4Sight A and 4Sight M, both of which are built on the 4Sight Intelligent Sensing Platform. The 4Sight A is currently in early sample testing with Continental and Hella, while the 4Sight M began its transition to commercial production with automotive qualified contract manufacturers in the fourth calendar quarter of 2021.

Technology

We developed the 4Sight Intelligent Sensing Platform, to combine solid-state active lidar, an optionally fused low-light HD camera, and integrated deterministic artificial intelligence to capture more intelligent information with less data, enabling faster, more accurate, and more reliable perception of the surroundings. The 4Sight Intelligent Sensing Platform enables the integration of various types of sensor inputs, including camera, lidar, and radar. Our 4Sight products are developed on this framework and incorporate both camera and lidar sensors.

The 4Sight Intelligent Sensing Platform leverages a bistatic architecture, allowing for physically separated transmit and receive paths. This improves range, refresh rate, and resolution over conventional coaxial architectures employed by our competitors, by allowing the transmitter to direct energy independently of the receiver’s focus. The lidar system employs time-of-flight based scanning, delivered with extremely low latency.

The laser we utilize is a 1550nm fiber laser. The 1550nm wavelength provides a photon budget far exceeding (>100x) 905nm lasers, because 1550nm is a retina-safe wavelength, therefore allowing more energy to be utilized by lidar solutions using 1550nm lasers.

We leverage custom high resonance micro-electro-mechanical systems, or MEMS, mirrors for agile scanning over a wide field of view. The MEMS that we use are extremely small when compared to competing MEMS-based lidar solutions, and when coupled with the extremely high resonant frequency at which they can operate, our MEMS meet and exceed shock and vibration requirements for the Automotive, Industrial, and Defense markets.

The bistatic architecture that we use is key to our proprietary camera-lidar system integration. By separating the send and receive paths, we can boresight align a camera imager with the laser transmitter. While the lidar delivers deterministic 3D data, the camera is additive for interpreting human-designed contextual clues, such as the color of stop lights or the words on a road sign. The camera integration is optional, therefore, we also intend to offer lidar-only solutions to our customers.

All of the data collected is processed directly on the system-on-a-chip, where our algorithms continually evaluate the certainty of object detection in order to direct system energy and focus.

4Sight Intelligent Sensing Platform

4Sight is our proprietary lidar intelligent sensing platform. This intelligence is enabled by our patented bistatic architecture, which keeps the transmit and receive channels separate, allowing 4Sight to optimize for both. As each laser pulse is transmitted, the receiver is told where and when to look for its return — enabling deterministic artificial intelligence to be introduced into the sensing process at the point the laser pulse is received. Ultimately, this establishes the 4Sight platform as active — allowing it to focus on what matters most in a vehicle’s surroundings.

The result mimics how the human visual cortex conceptually focuses on and evaluates the environment around the vehicle, driving conditions, and road hazards, enabling smarter, more accurate decision making — radically improving the probability of detection and the accuracy of classification. The sensor captures more intelligent information with less data, enabling faster, more accurate and more reliable perception.

We have identified four increasingly complex levels of software which differentiate our system:

1. 4Sight at Design: 4Sight at Design (software configured scan patterns) enables customers to create a single, deterministic scan pattern to deliver optimal information for any specific use case. This level is particularly beneficial for repetitive motion applications, such as power line or pipeline inspection (which cameras alone cannot achieve), or robots in a closed-loop environment that is unlikely to experience anything unexpected. Through 4Sight at Design, the customers’ unique, deterministic scan pattern will give them precisely the information they need for their repetitive pattern application.

2.Triggered 4Sight: With Triggered 4Sight, customers can create a library of deterministic, software-configurable scan patterns at design time, each one addressing a specific use case. Maps, IMU, speed, tilt, weather, and direction of the vehicle can all trigger the sensor to switch from one scan pattern to another. For example, a customer can create different scan patterns for highway, urban, and suburban driving, as well as an “exit ramp” pattern. In addition, the customer can create scan patterns for those same driving environments, but optimized for bad weather (e.g., “highway rain scan pattern” vs “highway sunlight scan pattern”).

3.Responsive 4Sight: With Responsive 4Sight, scan patterns are created at design and run time. In this level, the entire platform is completely software-configurable and situationally aware, adjusting, in real time, how it scans the scene, where to apply density and extra power, and what scan rate to employ. In this level, deterministic feedback loops or other sensors, such as camera and radar, inform the lidar to interrogate objects discretely or via dense, dynamic regions of interest, or ROIs, at various points throughout the scene. It can also dynamically alter its scan pattern on the fly. Responsive 4Sight is akin to human perception. The system is intelligent, proactively understanding and interrogating the scene, and perpetually optimizing its own scan patterns and data collection to focus on the information that matters most and responds based on firmware feedback.

4.Predictive 4Sight: Predictive 4Sight (motion forecasting) takes what is offered in Responsive 4Sight but looks ahead and, therefore, is even smarter about where (and what) it interrogates. In this level, basic perception can be distributed to the edge of the sensor network. Just like a human, Predictive 4Sight understands the motion of everything it sees, which enables the system to deliver more information with less data, focusing its energy on the most important objects in a scene while paying attention to everything else in its periphery. The end result of Predictive 4Sight is motion forecasting through neural networks. Like human intuition, Predictive 4Sight can “sense” (i.e., predict) where an object will be at different times in the future, enabling the vehicle to solve even the most challenging edge cases.

4Sight A

4Sight A is our high-performance, software-configurable lidar solution for Automotive markets. Built on a modular architecture, the 4Sight A series is easily customizable to address the specific design requirements for multiple OEMs. Industrialized, manufactured, tested, and validated by our Tier 1 partners, the 4Sight A series features industry leading, long-range ADAS performance, designed to address the need for high-performance applications. 4Sight A is built on our patented 1550nm, solid-state, active lidar. We expect that the 4Sight A will generally utilize one of the first three software levels described above: 4Sight at Design, Triggered 4Sight, or Responsive 4Sight.

We believe the unique combination of features of 4Sight A include:

•Active lidar enables user’s choice of deterministic scan patterns catered to specific use cases and applications, such as highway autopilot;

•Feature-specific Fixed Regions of Interest (ROIs) designed to detect threats from various locations;

•Lidar perception made available through a software reference library;

•Windshield, grill, and other discreet vehicle integration options that are optimized by software configurability;

•Size, Weight, and Power (“SWaP”) optimized;

•Functional Safety (“FuSa”)/Safety of the Intended Functionality (“SOTIF” or ISO 21448) compliant for signal path — providing necessary determinism for testing and validation; and

•Lower cost than other long range lidar for ADAS applications with similar start of production date.

4Sight M

4Sight M is our high-performance, software-configurable lidar solution for the Mobility and Industrial markets. Built on our unique 4Sight Intelligent Sensing Platform, 4Sight M meets the diverse array of performance and functional requirements for the Mobility and Industrial markets with our industry-leading lidar performance, integrated intelligence, advanced vision capabilities, and unmatched reliability and safety. 4Sight M is a cost-effective, customizable perception solution that leverages the complete 4Sight software platform and includes a comprehensive software development kit for an extensible roadmap to autonomous functionality. 4Sight M may utilize any of the four software levels described above: 4Sight at Design, Triggered 4Sight, Responsive 4Sight or Predictive 4Sight.

Flexible sensor location within the car

Our design allows for unique flexibility with respect to sensor placement for two key reasons. First, our performance is not significantly impaired by first surfaces, such as stray light reflected off of a windshield or the plastic used in the fascia or headlight. Second, the unit’s low power requirements and small form factor makes it easier for OEM designers to integrate our sensors into a variety of locations in a vehicle, such as behind the windshield. Competing solutions, on the other hand, may need to be integrated into the roof of the car in order to resolve challenges with excess heat or size. As a result, OEMs that install competing products may need to substantially alter the physical appearance of their vehicles to accommodate those products.

Competition

Lidar-based perception solutions for autonomous applications is an emerging market with a wide variety of possible applications across many different markets. We face competition from numerous companies worldwide that are developing lidar solutions, and some of these solutions may use a similar wavelength or scanning methodology. For example, we and at least one of our major competitors both use lasers that have a 1550nm wavelength. Other competitors use MEMS-based scanning technologies that are similar to ours, although we believe our MEMS solution is unique due its small size and high resonant frequency. In addition to companies focused specifically on developing lidar solutions, we also face competition from current or potential partners and customers that may be developing lidar solutions internally. We believe that many of the other companies developing lidar solutions are focused on shorter-range sensors that passively collect data, and most of these sensors utilize 905nm lasers that limit their performance. We believe that we are differentiated from competitors by virtue of our active, embedded artificial intelligence approach that enables our lidar sensors to dynamically adapt to changing environments. In addition, we believe that our product design delivers longer range and higher resolution than many of our competitors. This is possible, in part, because we utilize 1550nm lasers that enable our lidar solutions to achieve a higher photon budget than many of our competitors that rely upon 905nm lasers. While 1550nm lasers are more costly than 905nm lasers on a per unit basis, 1550nm lasers have much higher performance and our product only requires one such laser. Some 905nm systems utilize up to 128 lasers and still don’t attain the performance results we achieve with a single 1550 nm laser. As a result, we believe that we are able to compete favorably in the lidar market, particularly in market segments such as highway autonomous driving applications that can benefit from our active, long-range, high-resolution capabilities.

We believe that our modular, patented design, our embedded artificial intelligence, which is inherently enabled by our unique product, and our strong R&D capabilities will enable us to remain a technology leader in the lidar market.

Research and Development

We have made substantial investments into our R&D efforts historically, and we expect to substantially increase our investments in this area in the future. We believe that this is essential to maintain our position as a provider of one of the most advanced lidar solutions in the market. While our R&D activities occur primarily at our headquarters in Dublin, California, we work with technology developers on a worldwide basis. Our engineers located in Dublin, California focus on developing sensor hardware, firmware, and perception software.

Our R&D team is responsible for both developing new technology, as well as enhancing the capabilities and performance of our lidar hardware, firmware, and perception software. Our R&D team also has responsibility for identifying, defining, and prototyping advanced components that we may utilize from key suppliers, as well as for our design-for-manufacturability, or DFM, and other critical capabilities. Additionally, this team works alongside our operations team to assist our Tier 1 and contract manufacturer partners as they develop large-scale manufacturing processes based on our lidar design.

Intellectual Property

We believe that our competitive advantage and our success depend in part upon our ability to develop and protect both our intellectual property and our technology. We own a portfolio of intellectual property which includes patents (issued and pending), registered trademarks, copyrights, trade secrets, and expertise in the development of our lidar solutions.

We have filed patent and trademark applications in order to further secure these rights and strengthen our ability to defend against third parties who may infringe on our rights. We also rely on trade secrets, design and manufacturing know-how, continuing technological innovations, and licensing and exclusivity opportunities to maintain and improve our competitive position. Additionally, we protect our proprietary rights through agreements with our commercial partners, vendors, employees, and consultants, as well as close monitoring of the developments, components, products, and competitors in the industry.

As of March 1, 2022, we owned 40 U.S. and foreign issued patents and we had 91 pending U.S. and foreign patent applications, with 8 patent applications in the drafting stage. In addition, we have two registered and five pending trademark applications. Our patents and patent applications cover a broad range of system level and component level aspects of our key technology including, among other things, bistatic lidar system architecture, laser, scanner, receiver, and perception technology.

Sales and Marketing

We utilize a combination of channel (indirect) sales and direct sales methods. In the Automotive market, we work with Tier 1 partners that are suppliers to the OEMs. We intend to license our lidar designs and other intellectual property to these Tier 1 partners, who will then industrialize and sell our technology to their OEM customers. While we intend to use Tier 1 partners as our sales channel, we also maintain direct contact with the OEMs, which better enables us to understand their specific product requirements and facilitate the implementation of our product design into their vehicles. Working with Tier 1 partners allows us to use this existing automotive value chain and provides us with an opportunity to increase our penetration of the Automotive market more rapidly than would otherwise be possible. This, in turn, will substantially reduce our investment in sales and marketing, and it will also substantially reduce the associated costs for manufacturing, working capital, validation, and testing, as well as the overhead of product liability and warranty over the life of the multiyear series production programs with OEMs. In the Industrial and Mobility markets, we use the same supply chain to manufacture through global contract manufacturers, and we will sell our products primarily through system integrator channel partners that may integrate our lidar sensor and software as part of a larger solution for an end customer. We also intend to sell directly to certain customers for situations in which a system integrator relationship is either not present or not required.

We solicit feedback directly from partners and customers in order to identify opportunities to improve our product design. Our sales and marketing team works with industry analysts, universities, and independent labs to conduct studies and performance tests, which provides third-party validation of our solutions to current and potential customers and partners. Our marketing team also drives our brand management and increases our public visibility through news releases, advertising campaigns, events, industry panels, and other public relations programs.

Government Regulation

We believe that the U.S. has provided a constructive legal environment to enable the testing and development of autonomous capabilities. We do not expect any federal rules or regulations in the near future that would impact the use or demand for our lidar technology. The states of California and New York, however, do enforce operational or registration requirements for some autonomous functions. U.S. federal regulations generally allow higher levels of safe and responsible autonomous functionality to be deployed. The European Union, China, and other foreign markets are also developing standards to define the requirements for deploying higher levels of autonomy.

The National Highway Traffic Safety Administration, or NHTSA, is the principal legal and regulatory authority that has oversight of vehicles equipped with our sensors as they are deployed on public roadways. The obligations of motor vehicle equipment manufacturers include regular reporting under the Transportation Recall Enhancement, Accountability and Documentation Act, or TREAD, as well as strict recall and reporting requirements for any defects related to highway safety or any non-compliance with the Federal Motor Vehicle Safety Standards. Similar such reporting and recall requirements exist in foreign markets. As the development of federal, state, and foreign legal frameworks around autonomous vehicles continue to evolve, we may be subject to additional regulatory schemes.

Lidar technology, such as ours, is subject to the Electronic Product Radiation Control Provisions of the Federal Food, Drug, and Cosmetic Act. These requirements are enforced by the U.S. Food and Drug Administration, or FDA. Electronic product radiation includes laser technology. Regulations governing these products are intended to protect the public from hazardous or unnecessary exposure. Manufacturers are required to certify in product labeling and reports to the FDA that their products comply with applicable performance standards as well as maintain manufacturing, testing, and distribution records for their products.

We are also subject to import and export regulations of the U.S. and certain foreign jurisdictions. In addition, our operations are subject to various federal, state, and local laws and regulations governing the occupational health and safety of our employees and wage regulations. We are subject to the requirements of the federal Occupational Safety and Health Act, or OSHA, as amended, and comparable state laws that protect and regulate employee health and safety.

Like all companies operating in similar industries, we are subject to environmental regulation, including water use; air emissions; use of recycled materials; energy sources; the storage, handling, treatment, transportation, and disposal of hazardous materials; and the remediation of environmental contamination. Compliance with these rules may include permits, licenses, and inspections of our facilities and products.

Human Capital Resources

We believe that our culture is one of our competitive advantages. We have emphasized a collaborative, team-oriented, performance-based culture with a strong focus on both the development of differentiated technology and the success of our customers. Our leadership team has come from sectors including aerospace and defense, semiconductors, software, computer hardware, management consulting, and private equity. As of December 31, 2021, we had over 100 employees worldwide. The majority of our employees are in the R&D function. We also engage numerous consultants and contractors to supplement our regular full-time workforce. None of our employees are represented by a labor union, and we consider our employee relations to be good. To date, we have not experienced any work stoppages.

Facilities

Our corporate headquarters is located in Dublin, California, where we lease 56,549 square feet pursuant to a lease that expires December 1, 2026. The Dublin facility contains engineering, R&D, operations, customer support, marketing, and administrative functions. We also lease 1,540 square feet of office space in a facility in Tiburon, California pursuant to a lease which expires on September 30, 2022. The Tiburon facility contains administrative and sales and marketing functions.

Legal Proceedings

From time to time, we may become involved in actions, claims, suits, and other legal proceedings arising in the ordinary course of our business, including assertions by third parties relating to intellectual property infringement, breaches of contract or warranties, or employment-related matters. We are not currently a party to any actions, claims, suits, or other legal proceedings the outcome of which, if determined adversely to us, would individually or in the aggregate have a material effect on our business, financial condition, or results of operations.

Available Information

Our Annual Reports on Form 10-K, along with all other reports and amendments thereto filed with or furnished to the SEC, are publicly available free of charge on the Investors section of our website at www.aeye.ai or at www.sec.gov as soon as reasonably practicable after these materials are filed with or furnished to the SEC. We also use our website as a tool to disclose important information about the company and comply with our disclosure obligations under Regulation Fair Disclosure. Our Corporate Governance Guidelines, Code of Business Conduct and Ethics, and the committee charters for our Board of Directors are also posted on the Investors section of our website. The information on our website (or any webpages referenced in this Annual Report on Form 10-K) is not part of this or any other report we file with, or furnish to, the SEC.

Item 1A. Risk Factors
In conducting our business, we may face risks and uncertainties that may interfere with our business objectives. You should carefully consider the following risk factors, as well as all of the other information contained in this Annual Report, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes thereto included elsewhere in this Annual Report. The risks and uncertainties below are not the only ones that we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that adversely affect our business. The occurrence of any of the following risks, or others specified below, could materially and adversely affect our business, strategies, prospects, financial condition, results of operations and cash flows. In such case, the market price of our common stock could decline, and you could lose all or part of your investment.

Summary of Risk Factors

As noted above, our business is subject to numerous risks and uncertainties, including those highlighted in this “Risk Factors” section that represent challenges that we face in connection with the successful implementation of our strategy and growth of our business. The occurrence of one or more of the events or circumstances described in the section titled “Risk Factors,” alone or in combination with other events or circumstances may have an adverse effect on our business, financial condition, results of operations, and prospects. Such risks include, but are not limited to:

•We are an early stage company with a history of losses and we expect to incur significant expenses and continuing losses through at least 2024.

•Our business could be materially and adversely affected by the current global COVID-19 pandemic, other epidemics or outbreaks, as well as other global events and macroeconomic factors, like the war in Ukraine.

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

•If our deterministic artificial intelligence-driven sensing system is not selected for inclusion in autonomous driver-assistance systems, or ADAS, technology by automotive OEMs or their suppliers, our business will be materially and adversely affected.

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

We have incurred net losses in each year since our inception. In the twelve months ended December 31, 2021 and 2020, we incurred net losses of approximately $65.0 million and $26.6 million, respectively. We expect that we will continue to incur significant losses through at least 2024 as we:

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

As of December 31, 2021, we had an accumulated deficit of approximately $151.8 million. Even if we are able to increase sales or licensing of our products, there can be no assurance that we will be commercially successful. Since we will incur the costs and expenses from these efforts prior to receiving incremental revenues with respect thereto, our losses in future periods will be significant. If our products do not achieve sufficient market acceptance, we will not become profitable. If we fail to become profitable, or if we are unable to fund our continuing losses, we may be unable to continue our business operations. There can be no assurance that we will ever achieve or sustain profitability.

Our limited operating history makes it difficult to evaluate our future prospects and the risks and challenges we may encounter.

We have been focused on developing our deterministic artificial intelligence-driven sensing system for vehicle autonomy, ADAS, and industrial applications since 2013. This relatively limited operating history makes it difficult to evaluate our future prospects and the risks and challenges we may encounter, which include our ability to:

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

•effectively manage our growth and business operations, including the impacts of the COVID-19 pandemic on our business as well as other macroeconomic factors, such as the war in Ukraine;

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

The ongoing COVID-19 pandemic has disrupted and affected our business operations, which has led to business and supply chain disruptions. For example, our offices and R&D and manufacturing locations have been, and continue to be, impacted due to national and regional government declarations requiring closures, quarantines, and travel restrictions, although those government-imposed restrictions have begun to ease in some parts of the world. However, given the unpredictable nature of COVID-19 and its variants, including Delta, Omicron, and the recently discovered “Deltacron” variant, it is difficult, if not impossible, to predict, whether those government-imposed restrictions will be reimposed at previous levels or enhanced in one or more ways impacting our business operations or those of third parties upon which we rely. The ongoing COVID-19 pandemic, including associated business interruptions and recovery, as well as other possible epidemics or outbreaks of other contagions could result in a material adverse impact on our or our current or anticipated customers’ or suppliers’ business operations, including reduction or suspension of operations in the U.S. or other parts of the world. Our design and engineering operations, among others, cannot all be conducted remotely and often require on-site access to materials and equipment. We have customers, suppliers, and partners with international operations, and our customers, suppliers, and partners also depend on suppliers and manufacturers worldwide, which means that our business and prospects could be affected by the continuation or worsening of the COVID-19 pandemic anywhere in the world. Depending upon the duration of the ongoing COVID-19 pandemic and the associated business interruptions, our customers, suppliers, manufacturers, and partners may suspend or delay their engagement with us. We and our customers’ and suppliers’ response to the ongoing COVID-19 pandemic may prove to be inadequate and they may be unable to continue their respective operations in the manner they had prior to the outbreak or the worsening of the outbreak, and we may consequently endure interruptions, reputational harm, delays in our product development, and shipments, all of which could have an adverse effect on our business, operating results, and financial condition. In addition, when the pandemic subsides, we cannot assure you as to the timing of any economic recovery, which could have a material adverse effect on our target markets and our business.

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

These initiatives may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenue, if at all, in an amount sufficient to offset these higher expenses and to achieve and maintain profitability. The market opportunities we are pursuing are at an early stage of development, and it may be many years before the end markets we expect to serve generate demand for our products at scale, if at all. Our revenue may be adversely affected for a number of reasons, including the development and/or market acceptance of new technology that competes with our products, if automotive original equipment manufacturers, or automotive OEMs, Tier 1 automotive suppliers, or other market participants change their view towards autonomous vehicles or ADAS technologies or strategies, the failure of our customers to commercialize autonomous systems that include our solutions, our inability to effectively manage or outsource the management of our inventory, manufacturing, or contract manufacturing of products at scale, our inability to enter new markets or to help our customers adapt our products for new applications, or our failure to attract new customers or secure production orders from existing customers currently analyzing our solutions, or increasing competition. Furthermore, it is difficult to predict the size and growth rate of our target markets, customer demand for our products, commercialization timelines, developments in autonomous sensing, developments in ADAS and related technologies, the entry of competitive products, or the success of existing competitive products and services. For these reasons, we do not expect to achieve profitability over the near term. If our revenue does not grow over the long term, our ability to achieve and maintain profitability may be adversely affected, and the value of our business may significantly decrease.

If our deterministic artificial intelligence-driven sensing system is not selected for inclusion in ADAS technology by automotive OEMs or their suppliers, our business will be materially and adversely affected.

Automotive OEMs and their suppliers design and develop ADAS technology over several years. These automotive OEMs and suppliers undertake extensive testing or qualification processes prior to placing orders for large quantities of products, such as our active lidar products, because such products will function as part of a larger system or platform and must meet specifications that we do not control or dictate. We spend significant time and resources to have our products selected by automotive OEMs and their suppliers, which we refer to as a “design win.” In the case of autonomous driving and ADAS technology, a design win means our active lidar product has been selected for use in a particular vehicle model or models. If we do not achieve a design win with respect to a particular vehicle model, we may not have an opportunity to supply our products to the automotive OEM or its supplier for that vehicle model for a period of many years. In many cases, this period can be as long as five to seven years (or more). If our products are not selected by an automotive OEM or our suppliers for one vehicle model or if our products are not successful in that vehicle model, it is less likely that our product will be deployed in other vehicle models of that automotive OEM. If we fail to obtain design wins for a significant number of vehicle models from one or more automotive OEMs or their suppliers, our business, results of operations, and financial condition will be materially and adversely affected. Our business model for the Automotive market is based on our relationships with Tier 1 suppliers. If these relationships do not materialize, automotive OEMs may be less inclined to select our products for use in their vehicle models. The period of time from a design win to implementation is long and we are subject to the risks of cancellation or postponement of the contract or unsuccessful implementation.

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

•other risk factors set forth in this Annual Report.

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

Our future growth depends on penetrating new markets, adapting existing products to new applications and customer requirements, and introducing new products that achieve market acceptance. We plan to incur substantial and increasing R&D costs as part of our efforts to design, develop, manufacture, and commercialize new products and enhance existing products. Our R&D expenses were approximately $26,543 and $17,130 during 2021 and 2020, respectively, and are likely to grow in the future. Because we account for R&D as an operating expense, these expenditures will adversely affect our results of operations in the future. Further, our R&D program may not produce successful results, and our new products may not achieve market acceptance, create additional revenue, or become profitable.

Although we believe that lidar is an essential technology for autonomous vehicles and other emerging applications, market adoption of lidar is uncertain. If market adoption of lidar does not continue to develop, or adoption is deferred, or otherwise develops more slowly than we expect, our business will be adversely affected.

While our artificial intelligence-driven lidar-based sensing system can be applied to different use cases across end markets, approximately 76% and 79% of our revenue during 2021 and 2020, respectively, was generated from automotive applications with a few customers in the aerospace, delivery, shuttle, railway, mining, and aviation sectors. Despite the fact that the automotive industry has expended considerable effort to research and test lidar products for ADAS and autonomous driving applications, the automotive industry may not introduce lidar products in commercially available vehicles on a timeframe that matches our expectations, or at all. We continually study emerging and competing sensing technologies and methodologies and we may incorporate new sensing technologies to our product portfolio over time. However, lidar products remain relatively new and it is possible that other sensing modalities, or a new disruptive modality based on new or existing technologies, including a combination of technologies, will achieve acceptance or leadership in the ADAS and autonomous driving space. Even if lidar products are used in initial generations of autonomous driving technology and ADAS products, we cannot guarantee that lidar products will be designed into or included in subsequent generations of such commercialized technology. In addition, we expect that initial generations of autonomous vehicles will be focused on limited applications, such as robo-taxis and shuttles, and that mass market adoption of autonomous technology may lag significantly behind these initial applications. The speed of market adoption and growth for ADAS or autonomous vehicles is difficult, if not impossible, to predict, and it is more difficult to predict this market’s future growth in light of the economic consequences of the COVID-19 pandemic and other macroeconomic factors. Although we currently believe we have a differentiated market leading technology for the autonomous vehicle market, by the time mass market adoption of autonomous vehicle technology is achieved, we expect competition among providers of sensing technology based on lidar and other modalities to increase substantially. If, by the time autonomous vehicle technology achieves mass market adoption, commercialization of lidar products is not successful, or not as successful as we or the market expects, or if other sensing modalities gain acceptance by developers of ADAS products, automotive OEMs, regulators, safety organizations, or other market participants, our business, results of operations, and financial condition will be materially and adversely affected.

We are investing in and pursuing market opportunities outside of the automotive market, including in the aerospace and defense, shuttle, delivery vehicle, drone, railway, intelligent transport, and mining sectors. We believe that our future revenue growth, if any, will depend in part on our ability to expand within new markets such as these and to enter new markets as they emerge. Each of these markets presents distinct risks and, in many cases, requires that we address the particular requirements of that market.

Addressing these requirements can be time-consuming and costly. The market for lidar technology is relatively new, rapidly developing, and unproven in many markets or industries. Many of our prospective customers are still in the testing and development phases and we cannot be certain that they will commercialize products or systems with our lidar products, or at all. We cannot be certain that lidar will be sold into these markets, or that lidar will be sold into any markets at scale. Adoption of lidar products, including our products, will depend on numerous factors, including whether the technological capabilities of lidar and lidar-based products meet users’ current or anticipated needs, whether the benefits associated with designing lidar into larger sensing systems outweighs the costs, complexity, and time needed to deploy such technology or replace or modify existing systems that may have used other modalities, such as cameras and radar, whether users in other applications can move beyond the testing and development phases and proceed to commercializing systems supported by lidar technology and whether lidar developers such as us can keep pace with the expected rapid technological change in certain developing markets, and the global response to the COVID-19 pandemic, and other macroeconomic factors, and the length of any associated economic recovery. If lidar technology does not achieve commercial success, or if adoption of lidar is deferred or the market otherwise develops at a pace slower than we expect, our business, results of operations, and financial condition will be materially and adversely affected.

We may experience difficulties in managing our growth and expanding our operations.

We expect to experience significant growth in the scope and nature of our operations. Our ability to manage our operations and future growth will require us to continue to improve our operational, financial, and management controls, legal and compliance programs, and reporting systems. We may not be able to implement improvements in an efficient or timely manner and may discover deficiencies in existing controls, programs, systems, and procedures, which could have an adverse effect on our business, reputation, and financial results.

We rely on third-party suppliers and because some of the raw materials and key components in our products come from limited or single source suppliers, we are susceptible to supply shortages, longer than anticipated lead times for components, and supply changes, any of which could disrupt our supply chain and could delay deliveries of our products to customers.

Most of the components that go into the manufacturing of our solutions are sourced from third-party suppliers. To date, we have produced our products in relatively limited quantities for use in R&D programs. Although we do not have any experience in managing our supply chain to manufacture and deliver our products at scale, our future success will depend on our ability to do so. Some of the key components used to manufacture our products come from limited or single source suppliers. We are therefore subject to the risk of shortages and long lead times in the supply of these components and the risk that our suppliers discontinue or modify components used in our products. We have a global supply chain and the COVID-19 pandemic, other epidemics and outbreaks, and other macroeconomic factors may adversely affect our ability to source components in a timely or cost-effective manner from our third-party suppliers due to, among other things, work stoppages or interruptions. For example, our products depend on lasers. Any shortage of these lasers could materially and adversely affect our ability to manufacture our solutions. In addition, the lead times associated with certain components are lengthy and preclude rapid changes in quantities and delivery schedules. While we have entered into agreements with some suppliers for the supply of certain components at set prices, such quantities are limited given we are not yet producing at scale. Therefore, we have in the past experienced, and may in the future experience, component shortages and price fluctuations of key components and materials, and the predictability of the availability and pricing of these components may be limited. Component shortages or pricing fluctuations could be material in the future. In the event of a component shortage, supply interruption, or a material pricing change from suppliers of these components, we may not be able to develop alternate sources in a timely manner, or at all, especially in the case of sole or limited source items. Developing alternate sources of supply for these components may be time-consuming, difficult, and costly and we may not be able to source these components on terms that are acceptable to us, or at all, which may undermine our ability to meet our requirements or to fill customer orders in a timely manner. Any interruption or delay in the supply of any of these parts or components, or the inability to obtain these parts or components from alternate sources at acceptable prices and within a reasonable amount of time, would adversely affect our ability to meet our scheduled product deliveries to our customers. This could adversely affect our relationships with our customers and channel partners and could cause delays in shipment of our products and adversely affect our operating results. In addition, increased component costs could result in lower gross margins. Even where we are able to pass increased component costs along to our customers, there may be a lapse of time before we are able to do so such that we will be required to absorb some or all of the increased cost. If we are unable to buy these components in quantities sufficient to meet our requirements on a timely basis, we will not be able to deliver products to our customers, which may result in such customers using competitive products instead of our products.

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

•the duration or worsening of the military conflict in Ukraine and the time it will take for the economic recovery for such impact to occur;

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

Reliance on third-party manufacturers reduces our control over the manufacturing process, including reduced control over quality, product costs, and product supply and timing. We may experience delays in shipments or issues concerning product quality from our third-party manufacturers. If any of our third-party manufacturers experience interruptions, delays, or disruptions in supplying our products, including by natural disasters, the global COVID-19 pandemic, other epidemics or outbreaks of other contagions, increased military conflict, especially in Eastern Europe, or work stoppages or capacity constraints, our ability to ship products would be delayed. In addition, unfavorable economic conditions could result in financial distress among third-party manufacturers upon which we rely, thereby increasing the risk of disruption of supplies necessary to fulfill our production requirements and meet customer demands. Additionally, if any of our third-party manufacturers experience quality control problems in their manufacturing operations and our products do not meet customer or regulatory requirements, it could be required to cover the cost of repair or replacement of any defective products. These delays or product quality issues could have an immediate and material adverse effect on our ability to fulfill orders and could have a negative effect on our operating results. In addition, such delays or issues with product quality could adversely affect our reputation and our relationship with our channel partners. If our third-party manufacturers experience financial, operational, manufacturing capacity, or other difficulties, or experience shortages in required components, or if they are otherwise unable or unwilling to continue to manufacture our products in required volumes or at all, our supply may be disrupted, we may be required to seek alternate manufacturers, and we may be required to re-design our products. It would be time-consuming, and could be costly and impracticable, to begin to use new manufacturers or designs, and such changes could cause significant interruptions in supply and could have an adverse effect on our ability to meet our scheduled product deliveries, and may subsequently lead to the loss of sales. While we take measures to protect our trade secrets, the use of third-party manufacturers may also risk disclosure of our innovative and proprietary manufacturing methodologies, which could adversely affect our business.

We engage international contract manufacturers, and therefore we may face risks associated with manufacturing operations outside the United States.

To the extent our manufacturing is done outside of the United States, we are subject to several inherent risks, including:

•foreign currency fluctuations;

•local economic conditions;

•political instability, including the military actions occurring in the Ukraine;

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

We, our outsourcing partners, and our suppliers rely on complex machinery for the production, assembly, and installation of our lidar solutions, which involve a significant degree of uncertainty and risk in terms of operational performance and costs. Our limited in-house production facility, and the facilities of our outsourcing partners and suppliers, consist of large-scale machinery combining many components. These components may suffer unexpected malfunctions from time to time and will require repairs and spare parts to resume operations, which may not be available when needed. Unexpected malfunctions of these components may significantly affect intended operational efficiency. Operational performance and costs can be difficult to predict and are often influenced by factors outside of our control, such as, but not limited to, scarcity of natural resources, environmental hazards and remediation, costs associated with decommissioning of machines, labor disputes and strikes, difficulty or delays in obtaining governmental permits, damages or defects in electronic systems, industrial accidents, fires, seismic activity, and other natural and manufactured disasters. Should such operational risks materialize, it may result in personal injury to or death of workers, loss of production equipment, damage to production facilities, monetary losses, delays, and unanticipated fluctuations in production, environmental damage, administrative fines, increased insurance costs and potential legal liabilities, some of which may be the responsibility of our outsourcing partners and suppliers, but could have a material adverse effect on our business, prospects, financial condition, or operating results.

As part of growing our business, we may make acquisitions. If we fail to successfully select, execute, or integrate our acquisitions, then our business, results of operations, and financial condition could be materially and adversely affected, and our stock price could decline.

From time to time, we may undertake acquisitions to add new products and technologies, acquire talent, gain new sales channels, or enter into new markets or sales territories. In addition to possible stockholder approval, we may need approvals and licenses from relevant governmental authorities for the acquisitions and to comply with any applicable laws and regulations, which could result in increased delay and costs, and may disrupt our business strategy if we fail to obtain such required approvals. Furthermore, acquisitions and the subsequent integration of new assets, businesses, key personnel, customers, vendors, and suppliers will require significant attention from our management and could result in a diversion of resources from our existing business, which in turn could have an adverse effect on our operations. Acquired assets or businesses may not generate the financial results we expect. Acquisitions could result in the use of substantial amounts of cash, potentially dilutive issuances of equity securities, the occurrence of significant goodwill impairment charges, amortization expenses for other intangible assets, and exposure to potential unknown liabilities of the acquired business. Moreover, the costs of identifying and closing acquisitions may be significant.

To date, we have very limited experience with acquisitions and the integration of acquired technology and personnel. Failure to successfully identify, complete, manage, and integrate acquisitions could materially and adversely affect our business, financial condition, and results of operations and could cause our stock price to decline.

Our sales and operations in international markets expose us to associated operational, financial, and regulatory risks.

Sales to international customers accounted for 26% and 79% of our revenue in 2021 and 2020, respectively. We are committed to growing our international sales, and while we have committed resources to expanding our international operations and sales channels, these efforts may not be successful. International operations are subject to a number of other risks, including:

•exchange rate fluctuations;

•political and economic instability, international terrorism, and anti-American sentiment, particularly in emerging markets;

•global or regional health crises, such as the COVID-19 pandemic or other epidemics or outbreaks of other contagions;

•increasing military conflicts in Eastern Europe;

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

Our customers intend to use our solutions in autonomous driving and ADAS applications; the operation of motor vehicles, even with our solutions embedded, does present the risk of significant injury, including fatalities. We may be subject to claims if a product using our active lidar technology is involved in an accident and persons are injured or purport to be injured. Any insurance that we carry may not be sufficient or it may not apply to all situations. Similarly, our customers could be subjected to claims as a result of such accidents and bring legal claims against us to attempt to hold us liable. In addition, if lawmakers or governmental agencies were to determine that the use of our products, autonomous driving, or certain other ADAS applications increased the risk of injury to all or a subset of our customers, they may pass laws or adopt regulations that limit the use of our products, increase the liability associated with the use of our products, or regulate the use of or delay the deployment of autonomous driving and ADAS technology. Any of these events could adversely affect our brand, relationships with customers, operating results, or financial condition.

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

To ensure adequate inventory, we must forecast inventory needs and expenses, place orders sufficiently in advance with our suppliers and manufacturing partners, and manufacture products based on our estimates of future demand for particular products. Fluctuations in the adoption of lidar products may affect our ability to forecast our future operating results, including revenue, gross margins, cash flows, and profitability. Our ability to accurately forecast demand for our products could be affected by many factors, including the accuracy of the forecasts that we receive from our customers, the rapidly changing nature of the autonomous driving and ADAS markets in which we operate, the uncertainty surrounding the market acceptance and commercialization of lidar technology, the emergence of new markets, an increase or decrease in customer demand for our products or for products and services of our competitors, product introductions by competitors, the COVID-19 pandemic, other epidemics or outbreaks of other contagions, any work stoppages or interruptions, unanticipated changes in general market conditions, and the general weakening of economic conditions or consumer confidence, which may be exacerbated by the military actions in Ukraine. If our lidar products are commercialized in autonomous driving and ADAS applications, both of which are experiencing rapid growth in demand, we may face challenges acquiring adequate supplies to manufacture our products and/or we and our manufacturing partners may not be able to manufacture our products at a rate necessary to satisfy the levels of demand, which would negatively affect our revenue. This risk may be enhanced by the fact that we may not carry or be able to obtain for our manufacturing partners a significant level of inventory to satisfy short-term increases in demand. If we fail to accurately forecast customer demand, we may experience excess inventory levels or a shortage of products available-for-sale.

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

Adverse conditions in the automotive industry or downturns in domestic or global economic conditions, or other macroeconomic factors more generally, could have adverse effects on our results of operations.

While we make our strategic planning decisions based on the assumption that the markets we are targeting will grow, our business is dependent, in large part on, and directly affected by, business cycles and other factors affecting the global automotive industry and the global economy generally. Automotive production and sales are highly cyclical and depend on general economic conditions and other factors, including consumer spending and preferences, changes in interest rates and credit availability, changes in inflation rates, as the U.S. is now experiencing, consumer confidence, fuel costs, fuel availability, environmental impact, governmental incentives and regulatory requirements, and political volatility, especially in energy-producing countries and growth markets. In addition, the recent outbreak of hostilities between Russia and Ukraine and global reactions thereto have increased U.S. domestic and global energy prices. Oil supply disruptions related to the Russia-Ukraine conflict, and sanctions and other measures taken by the U.S. and its allies, could lead to higher costs for gas, food, and goods in the U.S. and exacerbate the inflationary pressures on the economy, with potentially adverse impacts on our customers and on our business, results of operations, and financial condition. Moreover, certain raw materials needed to produce components that are incorporated into our products, and the products of our customers, are primarily derived in the region in which the Russia-Ukraine conflict is occurring. The longer the Russia-Ukraine conflict continues and the more damage to Ukrainian infrastructure that occurs, the greater the impact could be on the supply of such raw materials, and the failure to have access to such raw materials could have an adverse effect on our business and results of operations. In addition, the Cybersecurity and Infrastructure Security Agency, or CISA, has warned all organizations in the U.S. to be on guard against possible cyber attacks coming from Russia which has the potential to disrupt business operations, limit access to essential services, and threaten public safety.

Automotive production and sales can also be affected by our automotive OEM and Tier 1 supplier customers’ ability to continue operating in response to challenging economic conditions and in response to labor relations issues, regulatory requirements, trade agreements and other factors, such as the unavailability of unrelated components in the assembly of automobiles, an example of which is the current shortage of semiconductors necessary for automobile production. The volume of automotive production in North America, Europe, and the rest of the world has fluctuated, sometimes significantly, from year to year, and we expect such fluctuations to give rise to fluctuations in the demand for our products and licenses of our technology. Any significant adverse change in any of these factors may result in a reduction in automotive sales and production by our automotive OEM and Tier 1 supplier customers and could have a material adverse effect on our business, results of operations, and financial condition.

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

Many of our current and potential customers are large, multinational corporations with substantial negotiating power relative to us and, in some instances, may have internal solutions that are competitive to our products. These large, multinational corporations also have significant development resources, which may allow them to acquire or develop independently, or in partnership with others, competitive technologies. Meeting the technical requirements and securing design wins with any of these companies will require a substantial investment of our time and resources. We cannot assure you that our products will secure design wins from these or other companies or that we will generate meaningful revenue from the sales of our products to these key potential customers. If our products are not selected by these potential customers or if these potential customers develop or acquire competitive technology, it will have an adverse effect on our business.

Our business could be materially and adversely affected if we lost any of our large customers or strategic partners, if their demand for our products declined due to factors outside of our control, including component shortages (whether related to our products or otherwise) that impact our customers’ overall production plans or product development plans, or if our customers were unable to pay their invoices.

Although we have and continue to pursue a broad customer base, we are dependent on a collection of customer relationships which are currently in development with strong purchasing power. In 2021, Continental AG accounted for approximately 55% of our annual revenue and, in 2020, ZKW Group GmbH (an affiliate of LG Electronics) accounted for approximately 66% of our annual revenue. The loss of business from any of our major customers (whether by lower overall demand for our products, component shortages that impact our customers’ production plans or product development plans, cancellation of existing contracts or product orders, or the failure to design in our products, or an award of initial or new business) could have a material adverse effect on our business.

To the extent autonomous vehicle and ADAS become accepted by major automotive OEMs, we expect that we will rely increasingly for our revenue on Tier 1 suppliers through which automotive OEMs procure components. We expect that these Tier 1 suppliers will be responsible for certain hardware and software configuration activities specific to each automotive OEM, and they may not exclusively carry our solutions.

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

Our business prospects are substantially based on our relationship with Continental. We have entered into a Joint Development Agreement with Continental pursuant to which Continental will license from us the rights to manufacture and integrate our lidar solution into automotive OEM model lines through long-term series production contracts with automotive OEMs. There can be no assurance that we will be able to maintain or further our relationship with Continental and/or that Continental will secure orders for our product designs and software. If we are unable to maintain or progress our relationship with Continental, or if Continental is unable to secure a sufficient number of design wins and successfully enter into definitive agreements or other commercial arrangements with automotive OEMs, then our business could be materially and adversely affected.

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

Prospective customers, including those in the automotive industry, generally must make significant commitments of resources to test and validate products like ours and confirm that they can integrate these products with other technologies before including them in any particular system, product, or model. The development cycles for our products with new customers varies widely depending on the application, market, customer, and the complexity of the product. In the automotive market, for example, this development cycle can be five to seven years (or more). The development cycle in certain other markets can be months to one or two years (or more). These development cycles result in us investing our resources prior to realizing any revenue from commercialization. Further, we are subject to the risk that customers cancel or postpone implementation of our technology or our customers are unable to integrate our technology successfully into a larger system. If our customers face financial difficulties, they may also cancel current or future product programs that could materially and adversely impact our financial results. Further, our revenue could be less than forecasted if the system, product, or vehicle model that includes our lidar products is unsuccessful, including for reasons unrelated to our technology. Long development cycles and product cancellations or postponements may adversely affect our business, results of operations, and financial condition.

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

We will likely need to raise additional capital in order to execute our business plan or respond to changing market conditions, which may not be available on terms acceptable to us, or at all.

In the future, we will likely require additional capital in order to respond to market timing delays, technological advancements, competitive dynamics or technologies, customer demands, business opportunities, challenges, acquisitions, or unforeseen circumstances, and we may determine to engage in equity or debt financings or enter into credit facilities for other reasons. In order to further business relationships with current or potential customers or partners, we may issue equity or equity-linked securities to such current or potential customers or partners. We may not be able to timely secure additional debt or equity financing on favorable terms, or at all. If we raise additional capital through the issuance of equity or convertible debt or other equity-linked securities or if we issue equity or equity-linked securities to current or potential customers to further business relationships, our existing stockholders could experience dilution, which may be significant. Any debt financing obtained by us in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital or to pursue business opportunities, including potential acquisitions. If we are unable to obtain adequate financing or financing on terms satisfactory to us, when we require it, our ability to continue to grow or support our business and to respond to business challenges could be significantly limited.

The Common Stock Purchase Agreement, or CSPA, we entered into with Tumim Stone Capital LLC, or Tumim Stone, in December 2021 contains contractual limitations that may not allow us to draw all of the $125 million committed under the CSPA and to the extent we do draw under the CSPA, existing stockholders will be diluted.

In December 2021, we entered into the CSPA with Tumim Stone pursuant to which Tumim Stone committed to purchase, subject to certain limitations, up to $125 million of our common stock should we elect to sell our common stock to them. Before the obligation to purchase any of our common stock arises, we must file and secure the effectiveness of a resale registration statement with the U.S. Securities and Exchange Commission with respect to any shares Tumim Stone may purchase at our request; We have not yet filed such resale registration statement. Should we be eligible to do so and decide to sell our common stock to Tumim Stone, stockholders will experience dilution of their interest in us, which dilution will be heightened if the price at which we sell common stock is low, as there is no minimum price at which we can sell our common stock under the CSPA. Moreover, under the CSPA, with some exceptions, we can only sell to Tumim Stone the lesser of: (i) a total of 30,865,419 shares of our common stock or (ii) a number of shares where Tumim Stone would own no more than 9.99% of our outstanding shares, which at March 23, 2022 was 156,333,865 shares. At values below $4.05 per share, we would likely not be in a position to realize the full commitment of $125 million under the CSPA and existing stockholders would experience significant dilution. Therefore, the actual number of shares we will be able to sell to Tumim Stone, the amount of dilution our stockholders will experience upon the sale of our common stock under the CSPA, and the total proceeds that we will derive from such sales, cannot be determined at this time.

We have identified a material weakness in our internal control over financial reporting as of December 31, 2021 and 2020. If we fail to develop and maintain an effective system of internal controls over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us.

In connection with our financial statements close process for the years ended December 31, 2021 and 2020, we identified a material weakness in the design and operating effectiveness of our internal control over financial reporting. The material weakness identified resulted from a lack of a sufficient number of personnel within our accounting function who possessed an appropriate level of expertise to timely identify, select, and apply GAAP sufficiently to provide reasonable assurances that transactions were appropriately recorded. This resulted in AEye, Inc. not having adequate risk assessment and not having adequate design of internal control activities surrounding the financial close and CF Finance Acquisition Corp. III restating previously issued financial statements due to material errors in accounting for SPAC warrants.

A material weakness is a deficiency or combination of deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our financial statements would not be prevented or detected on a timely basis.

Our management is continuing to act on our remediation plan through the development and implementation of systems, processes, and controls over the financial close and reporting process, and has hired additional accounting and finance personnel with technical public company accounting and financial reporting experience. We have also engaged external consultants to assist us in designing, implementing, and monitoring an appropriate system of internal controls, including Information Technology General Controls. We will also continue to evaluate our IT systems and related processes to optimize automation to enhance our financial statement close process, reduce the number of manual journal entries, and facilitate review controls related to our significant classes of transactions. The material weakness will not be considered remediated until management designs and implements effective controls that operate for a sufficient period of time and management has concluded, through testing, that these controls are effective. Our management has and will continue to monitor the effectiveness of our remediation plans and will make changes our management determines to be appropriate.

If not remediated, this material weakness could result in material misstatements to our annual or interim financial statements that might not be prevented or detected on a timely basis, or in delayed filing of required periodic reports. If we are unable to assert that our internal control over financial reporting is effective, or when required in the future, if our independent registered public accounting firm is unable to express an unqualified opinion as to the effectiveness of our internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports, the market price of our common stock could be adversely affected, and we could become the subject of litigation or investigations by Nasdaq, the U.S. Securities and Exchange Commission, or the SEC, or other regulatory authorities, which could require additional financial and management resources.

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

A significant portion of our products are manufactured abroad, which subjects us to various international risks and costs, including foreign trade issues, currency exchange rate fluctuations, shipment delays, supply chain disruptions, and political instability, any of which could adversely affect our business and financial condition.

Most of our products, or the components thereof, are manufactured abroad. Relaying on foreign-produced products subjects us to risks relating to changes in import duties, quotas, the potential for introduction of U.S. taxes on imported goods, the potential loss of “most favored nation” status with the U.S., and freight cost increases, as well as economic and political uncertainties. We may also experience shipment delays caused by shipping port constraints, labor strikes, work stoppages, acts of war, including the current conflict in Ukraine, and terrorism, or other supply chain disruptions, including those caused by extreme weather, natural disasters, and pandemics or other public health concerns. Specifically, the ongoing COVID-19 pandemic has caused delays in the manufacturing and shipping of our products and the associated raw materials. To the extent the COVID-19 pandemic results in continuation or worsening of manufacturing and shipping delays and constraints, our suppliers will continue to have challenges obtaining the materials necessary for the production of our products.

If any of these or other factors, including trade tensions between the U.S. and other nations, including China and Russia, were to cause a disruption of trade from other countries, our ability to source products, components, or raw materials could be adversely affected. We may need to seek alternative suppliers or vendors, which may not be available, or make changes to our operations, any of which could have a material adverse effect on our business, results of operations, or financial condition. Also, the prices charged by foreign manufacturers for production or the acquisition of raw materials or components, may be affected by the fluctuation of their local currency against the U.S. dollar, which could cause the cost of our products to increase and negatively impact our business.

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

On December 22, 2017, the Tax Cuts and Jobs Act of 2017, or the Tax Act, was signed into law making significant changes to the U.S. Tax Code. In particular, sweeping changes were made to the U.S. taxation of foreign operations. Changes include, but are not limited to, a permanent reduction to the corporate income tax rate, limiting interest deductions, adopting elements of a territorial tax system, assessing a repatriation tax or “toll-charge” on undistributed earnings and profits of U.S.-owned foreign corporations, and introducing certain anti-base erosion provisions, including a new minimum tax on global intangible low-taxed income, or GILTI, and base erosion and anti-abuse tax, or BEAT. The new legislation had no effect on our 2021, 2020, and 2019 provision for income taxes because we generated net tax losses and offset our deferred tax assets on the consolidated balance sheets with a full valuation allowance due to our current loss position and forecasted losses for the near future. The overall impact of this tax reform is uncertain, and our business and financial condition, including with respect to our non-U.S. operations, could be adversely affected.

In addition to the impact of the Tax Act on our federal taxes, the Tax Act may impact our taxation in other jurisdictions, including with respect to state income taxes. State legislatures have not had sufficient time to respond to the Tax Act. Accordingly, there is uncertainty as to how the laws will apply in the various state jurisdictions. Additionally, other foreign governing bodies may enact changes to their tax laws in reaction to the Tax Act that could result in changes to our global tax position and materially and adversely affect our business, results of operations, and financial condition. Additionally, the Internal Revenue Service, or IRS, and several foreign tax authorities have increasingly focused attention on intercompany transfer pricing with respect to sales of products and services and the use of intangibles. Tax authorities could disagree with our future intercompany charges, cross-jurisdictional transfer pricing, or other matters and assess additional taxes. If we do not prevail in any such disagreements, our profitability may be affected.

Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.

As of December 31, 2021, we had approximately $156.6 million of U.S. federal, and approximately $104.6 million of state net operating loss carryforwards available to reduce future taxable income. Of the approximately $156.6 million in U.S. federal operating loss carryforwards, approximately $114.5 million will be carried forward indefinitely for U.S. federal tax purposes and approximately $0.1 million will begin to expire in 2033. All of our U.S. state net operating loss carryforwards will expire between 2029 and 2041. It is possible that we will not generate taxable income in time to use these net operating loss carryforwards before their expiration, or at all. Under legislative changes made in December 2017, U.S. federal net operating losses incurred in 2018 and in future years may be carried forward indefinitely, but the deductibility of such net operating losses is limited. It is uncertain if and to what extent various states will conform to the newly enacted federal tax law. In addition, the federal and state net operating loss carryforwards and certain tax credits may be subject to significant limitations under Section 382 and Section 383 of the U.S. Tax Code, respectively, and similar provisions of state law. Under those sections of the U.S. Tax Code, if a corporation undergoes an “ownership change,” the corporation’s ability to use our pre-change net operating loss carryforwards and other pre-change attributes, such as research tax credits, to offset our post-change income or tax may be limited. In general, an “ownership change” will occur if there is a cumulative change in our ownership by “5-percent shareholders” that exceeds 50 percentage points over a rolling three-year period. Similar rules may apply under state tax laws. We have not yet undertaken an analysis of whether the Business Combination we closed on August 16, 2021 constitutes an “ownership change” for purposes of Section 382 and Section 383 of the U.S. Tax Code. If such Business Combination is determined to constitute an “ownership change,” our profitability may be impacted.

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

In addition, we are also dependent on the services of our other executive officers, including Robert Brown, our Chief Financial Officer, Andrew S. Hughes, our General Counsel, and Thomas R. Tewell, our Chief Operating Officer, as well as our other senior executives, such as Conor Tierney, our Chief Accounting Officer. The loss of any of our executive officers or other senior executives could adversely affect our business because the loss could make it more difficult to, among other things, compete with other market participants, continue to develop innovative product designs, and retain existing customers or cultivate new ones. Negative public perception of, or negative news related to any of our executive officers or senior executives may adversely affect our brand, relationship with customers, or standing in the industry.

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

In addition, job candidates and existing employees often consider the value of the equity awards they receive in connection with their employment. If the perceived value of our equity or our equity awards decline, it may adversely affect our ability to retain highly skilled employees. If we fail to attract new personnel or we fail to retain and motivate our current personnel, our business and future growth prospects could be adversely affected.

Our business is subject to the risks of earthquakes, fires, floods, and other natural catastrophic events, pandemics, and interruptions by manufactured problems, such as terrorism. Material disruptions of our business or information systems resulting from these events could adversely affect our operating results.

A significant natural disaster, such as an earthquake, fire, flood, hurricane, or significant power outage or other similar events, such as infectious disease outbreaks or pandemic events, including the ongoing COVID-19 pandemic, could have an adverse effect on our business and operating results. The ongoing COVID-19 pandemic may have the effect of heightening many of the other risks described in this “Risk Factors” section, such as the demand for our products, our ability to achieve or maintain profitability, and our ability to raise additional capital in the future. Our corporate headquarters and major operations are located in the San Francisco Bay Area of California, which has experienced, and could experience again, a high number of COVID-19 pandemic cases and is also a region known for significant seismic activity. In addition, natural disasters, acts of terrorism, or war could cause disruptions in our operations, our or our customers’ or channel partners’ businesses, our suppliers’ businesses, or the economy as a whole. We also rely on information technology systems to communicate among our workforce and with third parties. Any disruption to our communications, whether caused by a natural disaster or by manufactured problems, such as power disruptions, could adversely affect our business. We do not have a formal disaster recovery plan or policy in place and do not currently require that our suppliers have such plans or policies in place. To the extent that any such disruptions result in delays or cancellations of orders or impede our suppliers’ ability to timely deliver components, or the deployment of our products, our business, operating results, and financial condition would be adversely affected.

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

We are subject to cybersecurity risks to operational systems, security systems, infrastructure, integrated software in our lidar solutions, and the data processed by those solutions, and any material failure, weakness, interruption, cyber event, incident, or breach of security could adversely affect our business by causing a disruption of our operations, a compromise or corruption of our confidential or other business-critical information, and/or damage our business relationships, all of which could negatively impact our business financial condition, and operating results.

We are at risk for interruptions, outages, and breaches of our operational systems, including our business, financial, accounting, product development, and production processes, owned by us or our suppliers; our facility security systems, owned by us or our suppliers; our in-product technology owned by us or our suppliers; the integrated software in our lidar solutions; or the data that we process or our suppliers process on our behalf. A cyber incident is considered to be any adverse event that threatens the confidentiality, integrity, or availability of our information resources. These incidents may be an intentional attack or an unintentional event and could involve gaining unauthorized access to our information systems or those of our third-party vendors for purposes of misappropriating assets, stealing confidential information, corrupting data, or causing operational disruption. Such cyber incidents could materially disrupt operational systems; result in loss of intellectual property, trade secrets or other proprietary or competitively sensitive information; compromise certain information of employees, suppliers, or others; jeopardize the security of our facilities; or affect the performance of in-product technology and the integrated software in our lidar solutions. A cyber incident could be caused by disasters, insiders (through inadvertence or with malicious intent), or malicious third parties (including nation-states or nation-state supported actors) using sophisticated, targeted methods to circumvent firewalls, encryption, and other security defenses, including hacking, fraud, trickery, phishing, or other forms of deception. The risks of a cybersecurity breach against companies based in the U.S., like us, may be enhanced as a byproduct of the on-going war in Ukraine. Despite careful security and controls design, our information technology systems and the systems used by our third-party vendors, may be subject to security breaches and cyberattacks the result of which could include disrupted operations, misstated or unreliable financial data, liability for stolen assets or information, increased cybersecurity protection and insurance costs, litigation, and damage to business relationships.

The techniques used by cyber attackers change frequently and may be difficult to detect for long periods of time. Although we maintain information technology measures designed to protect us against intellectual property theft, data breaches, and other cyber incidents, such measures will require continual updates and improvements, and we cannot guarantee that such measures will be adequate to detect, prevent, or mitigate cyber incidents. The implementation, maintenance, segregation, and improvement of these systems requires significant management time, support, and cost. Moreover, there are inherent risks associated with developing, improving, expanding, and updating current systems, including the disruption of our data management, procurement, production execution, finance, supply chain, and sales and service processes. These risks may affect our ability to manage our data and inventory; procure parts or supplies; produce, sell, deliver, or service our solutions; adequately protect our intellectual property; or achieve and maintain compliance with, or realize available benefits under, applicable laws, regulations, and contracts. We cannot be sure that the systems upon which we rely, including those of our third-party vendors or suppliers, will be effectively implemented, maintained, or expanded as planned. If we do not successfully implement, maintain, or expand these systems as planned, our operations may be disrupted, our ability to accurately and timely report our financial results could be impaired, and deficiencies may arise in our internal control over financial reporting, which may impact our ability to certify our financial results. Moreover, our proprietary information or intellectual property could be compromised or misappropriated, and our reputation may be adversely affected. If these systems do not operate as we expect them to, we may be required to expend significant resources to make corrections or find alternative sources for performing these functions. As our reliance on technology has increased, so have the risks posed to our information systems, both internal and those provided by third-party service providers. We have implemented processes, procedures, and internal controls to help mitigate cybersecurity risks and cyber intrusions, but these measures, as well as our increased awareness of the nature and extent of a risk of a cyber-incident, do not guarantee that a cyber-incident will not occur and/or that our financial results, operations, or confidential information will not be negatively impacted by such an incident. Further, the remote working conditions resulting from the COVID-19 pandemic have heightened our vulnerability to a cybersecurity risk or incident.

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

Legal and Regulatory Risks Related to Our Business

We are subject to governmental import and export control laws and regulations. Our failure to comply with these laws and regulations could have an adverse effect on our business, prospects, financial condition, and results of operations.

Our products and solutions are subject to import and export laws and regulations, including the U.S. Export Administration Regulations, other regulations issued by U.S. Customs and Border Protection, and various economic and trade sanctions administered by the U.S. Treasury Department’s Office of Foreign Assets Control. U.S. export control laws and regulations and economic sanctions prohibit the shipment of certain products and services to U.S. embargoed or sanctioned countries, and specified persons and entities. In addition, complying with export control and sanctions regulations for a particular sale may be time-consuming and result in the delay or loss of sales opportunities. Exports of our products and technology must be made in compliance with these laws and regulations. If we fail to comply with these laws and regulations, we and certain of our employees could be subject to substantial civil or criminal penalties, including the possible loss of export or import privileges, and fines, which may be imposed on us and the employees or officers responsible to prohibit such shipments and, in extreme cases, the incarceration of the employees or officers responsible.

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

We have and may become involved in legal and regulatory proceedings and commercial or contractual disputes, which could have an adverse effect on our profitability and consolidated financial position.

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

Any of these types of lawsuits, whether initiated by us or a third party, could require significant management time and attention or could involve substantial legal liability, adverse regulatory outcomes, and/or substantial expenses to defend. Often these cases raise complex factual and legal issues and create risks and uncertainties. No assurances can be given that any proceedings or claims will not have a material adverse impact on our operating results and consolidated financial position or that our established reserves or our available insurance will mitigate this impact.

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

As a lidar technology company, we are subject to the Electronic Product Radiation Control Provisions of the Federal Food, Drug, and Cosmetic Act. These requirements are enforced by the FDA. Electronic product radiation includes laser technology. Regulations governing these products are intended to protect the public from hazardous and unnecessary exposure. Manufacturers are required to certify by way of product labeling and reports to the FDA that their products comply with applicable performance standards as well as maintain manufacturing, testing, and distribution records for their products. Failure to comply with these requirements could result in enforcement action by the FDA, which could require us to cease distribution of our products, recall or remediate products already distributed to customers, or subject us to FDA enforcement actions.

Failures, or perceived failures, to comply with privacy, data protection, and information security requirements in the variety of jurisdictions in which we operate, may adversely impact our business, and such legal requirements are evolving, uncertain, and may require improvements in, or changes to, our policies and operations.

Our current and potential future operations and sales subject us to existing and future laws and regulations addressing privacy and the collection, use, storage, disclosure, transfer, and protection of various types of data. For example, the European Commission has adopted the GDPR and California enacted the California Consumer Privacy Act of 2018, both of which provide for potentially material penalties for non-compliance. These statutory regimes may, among other things, impose data security requirements, disclosure requirements, and restrictions on data collection, uses, and sharing that may impact our operations and the development of our business. While, generally, we do not have access to, collect, store, process, or share information collected by our solutions, unless our customers choose to proactively provide such information to us, our products may evolve both to address potential customer requirements or to add new features and functionality. Therefore, the full impact of these privacy regimes on our business is rapidly evolving across jurisdictions and remains uncertain at this time.

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

Most of the members of our management team have limited experience managing a publicly traded company, interacting with public company investors, and complying with the increasingly complex laws pertaining to public companies. Additionally, many members of our management team were recently hired, including our Chief Executive Officer, Blair LaCorte, who joined us in 2017 and became Chief Executive Officer in 2020; our Chief Financial Officer, Robert Brown, who joined us in November 2020; our General Counsel, Andrew Hughes, who joined us in March 2021; our Chief Operating Officer, Thomas R. Tewell, who joined us in March 2021; and our Chief Accounting Officer, Conor Tierney, who joined us in January 2022. Our management team may not successfully or efficiently manage their new roles and responsibilities. Our transition to being a public company subjects us to significant regulatory oversight and reporting obligations under federal securities laws and the continuous scrutiny of securities analysts and investors. These new obligations and constituents will require significant attention from our senior management and could divert their attention away from the day-to-day management of our business, which could adversely affect our business, financial condition, and operating results.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our corporate headquarters is located in Dublin, California, where we lease 56,549 square feet pursuant to a lease that expires on December 1, 2026. The Dublin facility contains engineering, R&D, operations, customer support, marketing, and administrative functions. We also lease 1,540 square feet of office space in a facility in Tiburon, California pursuant to a lease which expires on September 30, 2022. The Tiburon facility contains administrative and sales and marketing functions. In addition, we also lease office/building space around the world, primarily in North America, Europe and Asia. We believe our existing facilities, are in good condition and suitable for the conduct of our business.

Item 3. Legal Proceedings
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

Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information for Common Stock

Our common stock has been listed on The Nasdaq Global Select Market under the symbol “LIDR” since we started trading on the public markets following the close of the Business Combination on August 16, 2021.

Stockholders

As of March 23, 2022, we had approximately 160 holders of record of our common stock and thousands of additional beneficial holders. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

Dividend Policy

We have never declared or paid any cash dividends on our capital stock. We currently intend to retain any future earnings and do not expect to pay any dividends in the foreseeable future. Any future determination related to our dividend policy will be made at the discretion of our Board of Directors.

Recent Sales of Unregistered Securities

None, other than as previously disclosed by the Company.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Please read the following discussion and analysis of our financial condition and results of operations together with “Note about Forward-Looking Statements,” Part I, Item 1 “Business,” Part I, Item 1A “Risk Factors,” and our consolidated financial statements and related notes included under Item 8 of this Annual Report on Form 10-K.

Overview

This overview provides a high-level discussion of our operating results and some of the trends that affect our business. We believe that an understanding of these trends is important to understanding our financial results for fiscal year 2021, as well as our future prospects. This summary is not intended to be exhaustive, nor is it intended to be a substitute for the detailed discussion and analysis provided elsewhere in this Annual Report, including our consolidated financial statements and accompanying notes.

All dollar amounts expressed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations are in thousands of dollars, except for per share amounts and unless otherwise specified.

Business Combination and Public Company Costs

As a result of the Business Combination, which was closed on August 16, 2021, a subsidiary of CF Finance Acquisition Corp III, or CF III, Meliora Merger Sub, Inc., merged with and into AEye, Inc., then known as AEye Technologies, Inc., or AEye Technologies, with AEye Technologies continuing as the surviving entity as a wholly owned subsidiary of CF III, and CF III thereafter operating under the new name AEye, Inc., or AEye, or the combined entity.

The Business Combination was accounted for as a reverse recapitalization, in accordance with U.S. GAAP. Under this method of accounting, AEye Technologies was treated as the accounting acquirer, meaning CF III was treated as the acquired company for financial reporting purposes. This determination is primarily based on AEye Technologies’ stockholders comprising a relative majority of the voting power of the combined entity and having the ability to nominate the majority of the governing body of the combined entity. Additionally, AEye Technologies’ senior management comprise the senior management of the combined entity and AEye Technologies’ operations comprise the ongoing operations of the combined entity. Accordingly, for accounting purposes, the financial statements of the combined entity will represent a continuation of the financial statements of AEye Technologies, and the Business Combination will be treated as the equivalent of AEye Technologies issuing stock for the net assets of CF III, accompanied by a recapitalization. The most significant change in AEye Technologies’ financial position and results of the business combination was an increase in cash of $256,811. Total non-recurring transaction costs incurred for this transaction were $52,661.

Upon the closing of the Business Combination, AEye began trading under the symbols “LIDR” and “LIDRW” on the Nasdaq Stock Market LLC, or Nasdaq. We anticipate that we will continue to hire additional personnel and implement procedures and processes to address public company regulatory requirements and customary practices. We have incurred and expect to incur additional annual expenses as a public company for, among other things, directors’ and officers’ liability insurance, director fees and additional internal and external accounting and legal and administrative resources, including increased audit and legal fees.

COVID-19 Impact

The extensive impact of the pandemic caused by the COVID-19 pandemic has resulted and will likely continue to result in significant disruptions to the global economy, as well as businesses and capital markets around the world, despite the reports of declines in severity. The ongoing COVID-19 pandemic has disrupted and affected AEye’s business operations, which has led to business and supply chain disruptions, as well as broad changes in its supply and demand. For example, AEye’s offices and R&D and manufacturing have been, and from time-to-time may continue to be, impacted due to national and regional government declarations requiring closures, quarantines and travel restrictions.

To mitigate the impact of the COVID-19 pandemic, AEye took several steps during 2020 to ensure its viability. We significantly reduced internal discretionary costs, reduced senior leadership salaries, furloughed and laid off a portion of the employees, and obtained a loan and rent deferral for a period of six months in 2020. We also applied for and were granted a Paycheck Protection Program, or PPP, loan of $2.3 million with Silicon Valley Bank, or SVB, as part of the U.S. Small Business Administration program. This loan enabled us to bring back a portion of the furloughed employees.

The continued impact of the COVID-19 pandemic on AEye’s operational and financial performance will depend on various future developments, including the duration and spread of the outbreak and impact on its customers, suppliers, and employees, all of which is uncertain at this time. We expect the COVID-19 pandemic may adversely impact our future revenue and results of operations but we are unable to predict at this time the size and duration of this adverse impact. At the same time, we have seen some signs of positive effects for our long-term business prospects and partnerships as a result of the pandemic. We believe automakers perceive the incorporation of lidar solutions in new models as a long-term strategic initiative that will be necessary for future growth and are therefore beyond the direct impact of the COVID-19 pandemic, although the timing of the incorporation may be impacted by the pandemic. For more information on our operations and risks related to epidemics, including COVID-19, please see the section of this Annual Report on Form 10-K entitled “Risk Factors.”

Key Factors Affecting AEye’s Operating Results

AEye believes that its future performance and success depends to a substantial extent on its ability to capitalize on the following opportunities, which in turn is subject to significant risks and challenges, including those discussed below and the risk factors described in the section of this Annual Report on Form 10-K entitled “Risk Factors.”

We are subject to those risks common in the technology industry and also those risks common to early stage companies including, but not limited to, the possibility of not being able to successfully develop or commercialize its products; attract new customers and retain existing customers; develop and protect intellectual property; comply with existing and new or modified laws and regulations applicable to its business; maintain and enhance the value of its reputation and brand; hire, integrate, and retain talented people at all levels of its organization;, and successfully develop new solutions to enhance the experience of customers.

Market Trends and Uncertainties

AEye anticipates growing demand for its 4SightTM Intelligent Sensing Platform across three major markets, the Automotive, Industrial and Mobility markets. AEye anticipates the total addressable market for lidar-based perception technology to grow to $42 billion by 2030. Within those markets, AEye is targeting attractive segments including advanced driver-assistance systems, or ADAS, autonomous driving, commercial trucking, robo-taxis, and various Industrial and Mobility market segments such as mining, aviation, shuttles, railway, and intelligent transportation systems, or ITS. This provides AEye with multiple opportunities for sustained growth by enabling new applications and product features across these market segments. However, as our customers continue R&D projects to commercialize solutions that rely on lidar technology, it is difficult to estimate the timing of ultimate end market and customer adoption. In the Automotive market for example, which accounted for 76% and 79% of revenue in 2021 and 2020, respectively, AEye’s growth and financial performance will be heavily influenced by its ability to successfully integrate into OEM programs that require years of development, testing, and validation. Because of the size and complexity of these OEM programs, AEye sees its existing Tier 1 partnerships as a substantial competitive advantage given their large scale, mass-production capabilities, and existing OEM customer relationships. AEye’s primary focus in Automotive is on ADAS for passenger and commercial vehicle autonomy, particularly highway autonomy applications. We believe that growth in that market is driven by both more stringent safety regulations and consumer demand for vehicles offering increased safety. AEye will need to anticipate and adapt to any changes in the regulatory environment, as well as changes in consumer demand in order to take advantage of this opportunity.

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

Partnerships and Commercialization

AEye’s technology is designed to be a key enabler of autonomous solutions for Automotive, Industrial, and Mobility market applications. Because our technology must be integrated into a broader solution by our customers, it is critical that AEye achieves design wins with these customers. Achieving these design wins varies based on the market and application. Achieving a design win with an OEM within the Automotive market may take considerably longer than a design win with customers in the Industrial or Mobility markets. AEye considers design wins to be critical to its future success, although the revenue generated by each design win and the time necessary to achieve such a win can vary significantly, making it difficult to predict AEye’s financial performance.

AEye’s revenue and profitability will be dependent upon our success in licensing our technology to Tier 1 automotive suppliers, such as Continental, which represented 55% of 2021 revenue, that intend to use our technology in volume production of lidar sensors for OEMs. Delays of autonomy programs from OEMs that AEye is currently or will be working with through our Tier 1 partners could result in AEye being unable to achieve its revenue targets and profitability in the time frame we anticipate. Our revenue and profitability will be further dependent upon both our success in selling our lidar solutions to customers in the Industrial and Mobility markets.

Gross Margin Improvement

Our gross margins will depend on numerous factors, including among others the selling price of our products, pricing of our development contracts with customers, royalty rates on licenses we grant to our customers, unit volumes, product mix, component costs, personnel costs, contract manufacturing costs, overhead costs, and product features. In the future, we expect to generate attractive gross margins from licensing our lidar technology and software to our Tier 1 partners in Automotive, and we expect those licenses will begin generating revenue for AEye in 2024. We also sell our own lidar solutions to customers in the Industrial and Mobility markets utilizing low-cost components that are sourced from the Tier 2 automotive supply chain and assembled by our contract manufacturing partners. If our Tier 1 partners in Automotive do not achieve the volumes that we expect, then the cost of the components we use to address the Industrial and Mobility markets may be higher than we currently anticipate and may impact our gross margins and our ability to achieve profitability.

To date, our revenue has been generated through development and/or collaboration arrangements with OEMs and Tier 1 suppliers to the OEMs, as well as unit sales of our products. The development contracts primarily focus on customization of our proprietary 4Sight capabilities to the customers’ applications, typically involving software implementation to assist with sensor connection and control, customization of scan patterns, and enhancement of particular perception capabilities to meet specific customer needs. In general, development and/or collaboration arrangements that require more complex configurations have higher prices. We expect development contracts to represent a smaller share of our total revenue over time, as we increase our focus on technology licensing and product sales. We expect our gross margins from the sale of products to improve over time as we outsource volume production of our lidar sensors to contract manufacturers, which will both increase unit volumes and reduce the cost per unit. In September 2021, we commenced our transition process to contract manufacturers which we expect to be complete in mid-2022.

Investment and Innovation

Our proprietary adaptive, intelligent lidar technology delivers industry-leading performance that helps to solve the most difficult challenges in delivering partial or full autonomy. While traditional sensing systems passively collect data, AEye’s active 4Sight Intelligent Sensing Platform leverages principles from automated targeting systems and biomimicry to scan its environment, while intelligently focusing on what matters in order to enable safer, smarter, and faster decisions in complex scenarios.

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

Basis of Presentation

AEye currently conducts its business through one operating segment.

Components of Results of Operations

Total Revenues

We categorize our revenue as (1) prototype sales and (2) development contracts. In 2021 and 2020, our prototype revenue primarily related to unit sales of the company’s 4Sight M product. Revenue from prototype sales is typically recognized at a point in time when the control of goods is transferred to the customer, generally upon delivery or shipment to the customer.

Development contracts represented the majority of our total revenues in 2021 and 2020. Revenue from development and/or collaboration arrangement contracts are earned from R&D activities and collaboration with OEMs and Tier 1 suppliers to the OEMs. These contracts primarily focus on customization of our proprietary 4Sight capabilities to the customers’ applications, typically involving software implementation to assist with sensor connection and control, customization of scan patterns, and enhancement of perception capabilities to meet specific customer needs. Revenue from development and/or collaboration arrangement contracts is recognized when we satisfy performance obligations in the contract, which can result in recognition at either a point in time or over time. This assessment is made at the outset of the arrangement for each performance obligation.

Cost of Revenue

Cost of revenue includes the costs directly associated with the production of prototypes and certain costs associated with development arrangements. Such costs for prototypes are direct materials, direct labor, indirect labor, warranty expense, and allocation of overhead. Costs associated with development arrangements include the direct costs and allocation of overhead costs involved in the execution of the contract.

Operating Expenses

Research and Development

Our R&D efforts are focused primarily on hardware, software, and system engineering related to the design and development of our advanced lidar solutions. R&D expenses include:

•personnel-related expenses, including salaries, benefits, bonuses, and stock-based compensation expense;
•third-party engineering and contractor costs;
•lab equipment;
•new hardware and software expenses; and
•allocated overhead expenses.

R&D costs are expensed as they are incurred. Our investment in R&D will continue to grow because we believe that investment is essential to maintain our position as a provider of one of the most advanced lidar solutions available.

Sales and Marketing

Our S&M efforts are focused primarily on sales, business development, and marketing programs in pursuit of revenue contracts from potential and existing customers. S&M expenses include:

•personnel-related costs, including salaries, benefits, bonuses, and stock-based compensation;
•trade shows expenses, advertising, and promotions expenses for press releases and other public relations services; and
•allocated overhead expenses.

We expect our S&M expenses to grow over time as we continue to expand our sales and marketing efforts to support the anticipated growth of our business.

General and Administrative

Our G&A spending supports all business functions. G&A expenses include:

•personnel-related costs, including salaries, benefits, bonuses, and stock-based compensation for executive, finance, legal, human resources, technical support, and other administrative personnel;
•consulting, accounting, legal and professional fees;
•insurance premiums, software and computer equipment costs, general office expenses; and
•allocated overhead expenses.

We expect our G&A expenses to increase for the foreseeable future as we increase our headcount to support the growth of our business, and as a result of operating as a public company, including additional costs and expenses associated with compliance with the rules and regulations of the SEC, legal, audit, insurance, investor relations, and other administrative and professional services.

Change in Fair Value of Embedded Derivative and Warrant Liabilities

Change in fair value of embedded derivative and warrant liabilities is the result of the change in fair value at each reporting date. The carrying amounts of the embedded derivative and warrant liabilities are recorded at fair value at issuance, marked-to-market as of each balance sheet date, and changes in fair value are reported as other income (expense) during the period. Upon the closing of the Business Combination, the embedded derivative was settled, the pre-combination common stock warrants and Series A preferred stock warrants were net settled and converted to Class A common stock and private placement warrants were acquired. See additional discussion of derivatives in Note 3 to our consolidated financial statements.

Interest Income, Interest Expense and Other

Interest income consists primarily of interest earned on our cash, cash equivalents, and marketable securities. These amounts will vary based on our cash and cash equivalents balances and market rates. Interest expense consisted primarily of interest on our borrowings and convertible notes and amortization of debt issuance costs and discount.

Upon the closing of the Business Combination, the borrowings were repaid with any remaining debt issuance costs and discounts expensed. The pre-combination convertible notes and accrued interest were settled and converted to Class A common stock. See additional discussion in Note 2 to our consolidated financial statements.

Results of Operations

Comparison of the Years Ended December 31, 2021 and 2020

The results of operations presented below should be reviewed in conjunction with the consolidated financial statements and notes included elsewhere in this report. The following table sets forth our consolidated results of operations data for the years ended December 31, 2021 and 2020 (in thousands, except for percentages):

	Year ended December 31,		Change	Change
	2021	2020	$	%
Prototype sales	$1,004	$365	$639	175%
Development contracts	2,003	1,214	789	65%
Total revenues	3,007	1,579	1,428	90%
Cost of revenue	3,637	808	2,829	350%
Gross profit	(630)	771	(1,401)	(182)%
Research and development	26,543	17,130	9,413	55%
Sales and marketing	10,548	3,408	7,140	210%
General and administrative	25,514	6,715	18,799	280%
Total operating expenses	62,605	27,253	35,352	130%
Loss from operations	(63,235)	(26,482)	(36,753)	139%
Change in fair value of embedded derivative and warrant liabilities	223	1,410	(1,187)	(84)%
Gain on PPP loan forgiveness	2,297	—	2,297	100%
Interest income and other	561	23	538	2,339%
Interest expense and other	(4,857)	(1,502)	(3,355)	223%
Total other income (expense), net	(1,776)	(69)	(1,707)	2474%
Net loss	$(65,011)	$(26,551)	$(38,460)	145%

Revenue

Prototype Sales

Prototype sales increased by $639, or 175%, to $1,004 for the year ended December 31, 2021 from $365 for the year ended December 31, 2020. This increase was primarily due to an increase in 4Sight M unit sales.

Development Contracts

Development contracts increased by $789, or 65%, to $2,003 for the year ended December 31, 2021, from $1,214 for the year ended December 31, 2020. The increase was primarily due to revenue recognized in the current year from a large Tier 1 Automotive Supplier contract.

Cost of Revenue

Cost of revenue increased by $2,829, or 350%, to $3,637 for the year ended December 31, 2021, from $808 for the year ended December 31, 2020. This increase was primarily due to the increase in prototype sales, the cost of revenue associated with the Tier 1 Automotive Supplier contract, and additional inventory reserves in the current period.

Operating Expenses

Research and Development

Research and development expenses increased by $9,413, or 55%, to $26,543 for the year ended December 31, 2021, from $17,130 for the year ended December 31, 2020. This increase was primarily driven by increases in contract development of $2,359, consumption of parts from inventory of $1,120, stock-based compensation expense of $1,473, personnel costs of $3,276, and information technology expense of $619.

Sales and Marketing

Total sales and marketing expenses increased by $7,140, or 210%, to $10,548 for the year ended December 31, 2021, from $3,408 for the year ended December 31, 2020. This increase was primarily due to increases in marketing program spend of $1,830, stock-based compensation expense of $1,132, and personnel costs of $3,284.

General and Administrative

Total general and administrative expenses increased by $18,799, or 280%, to $25,514 for the year ended December 31, 2021, from $6,715 for the year ended December 31, 2020. This increase was primarily due to an increase in administrative expense, including professional accounting and legal fees of $5,062, directors' and officers' insurance premium of $1,893, information technology expense of $609, stock-based compensation expense of $5,461, and personnel costs of $6,243.

Change in Fair Value of Embedded Derivative and Warrant Liabilities

Change in fair value of embedded derivative (See Note 3) and warrant liabilities decreased by $1,187, or 84%, to $223 for the year ended December 31, 2021, from $1,410 for the year ended December 31, 2020. This decrease was primarily due to the embedded derivative value decreasing by $1,503 for the year ended December 31, 2020 versus $17 for the year ended December 31, 2021, offset by the acquisition of private placement warrants resulting from the Business Combination.

Gain on PPP Loan Forgiveness

Gain on PPP loan forgiveness increased by $2,297, or 100%, for the year ended December 31, 2021. In June 2021 the full principal and interest of the PPP loan was forgiven.

Interest Income and Other

Interest income and other increased by $538, or 2,339%, to $561 for the year ended December 31, 2021, from $23 for the year ended December 31, 2020. This increase was primarily due to the interest earned on our marketable securities of $540.

Interest Expense and Other

Interest expense and other increased by $3,355, or 223%, to $4,857 for the year ended December 31, 2021, from $1,502 for the year ended December 31, 2020. This increase was primarily due to $1,583 of costs associated with the Tumim Stone Common Stock Purchase Agreement, and increases related to the SVB financing facility loan of $430, interest on convertible notes of $341, amortization of discounts on marketable securities of $456, and an increase in the amortization of debt discount and debt issuance costs of $550.

Net Loss

Net loss increased by $38,460, or 145%, to $65,011 for the year ended December 31, 2021, from $26,551 for the year ended December 31, 2020. This increase was primarily due to an increase in operating expenses.

Liquidity and Capital Resources

Sources of Liquidity

AEye’s capital requirements will depend on many factors, including sales volume, the timing and extent of spending to support R&D efforts, investments in information technology systems, the expansion of sales and marketing activities, increased costs as we continue to hire additional personnel, and market adoption of new and enhanced products and features. As of December 31, 2021, our cash, cash equivalents, and marketable securities totaled $164.0 million.

To date, AEye’s principal sources of liquidity have been proceeds received from the issuance of equity. In December 2021 the Company entered into a Common Stock Purchase Agreement, or CSPA, with Tumim Stone, whereby AEye will have the right, but not the obligation, to issue and sell to Tumim Stone over a 36-month period up to $125,000 of the Company’s common stock once AEye files the registration statement covering the resale of registrable securities under the CSPA. As of December 31, 2021 no shares were issued under this CSPA. AEye anticipates filing the registration statement in April 2022. Until AEye can generate sufficient revenue from the sale of its products to cover operating expenses, working capital, and capital expenditures, AEye expects the funds raised in the Business Combination, PIPE financing, as well as any future funds from the CSPA, to fund its near term cash needs.

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

For the year ended December 31, 2021 and 2020, we had a net loss of $65,011 and $26,551, respectively. We anticipate that we will continue to incur losses for at least the next several years. We expect that our research and development, selling and marketing, and general and administrative expenses will continue to be significant and, as a result, we may need additional capital resources to fund our operations. We believe that the net proceeds from the Business Combination and CSPA with Tumim Stone, together with our existing cash, cash equivalents, and marketable securities will enable us to fund our operating expenses and capital expenditure requirements for a period of at least twelve months from the date of this Annual Report on Form 10-K. Our plans for the use of cash in the long-term (beyond twelve months from this Annual Report) are similarly related to funding operating expenses and capital expenditure requirements as we continue to scale the business. For additional information regarding our cash requirements from lease obligations and contractual obligations, see Note 18. “Commitments and Contingencies” in the Notes to the Consolidated Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K.

Cash Flow Summary

	Year ended December 31,
	2021	2020
	(in thousands)
Net cash provided by (used in):
Operating activities	$(55,703)	$(19,689)
Investing activities	$(151,546)	$(4,036)
Financing activities	$207,084	$32,018

Operating Activities

For the year ended December 31, 2021, net cash used in operating activities were $55,703. Factors affecting our operating cash flows during this period were net loss of $65,011 and gain on PPP loan forgiveness of $2,297, offset by stock-based compensation of $10,018, and depreciation and amortization of $1,014. Within operating activities, the net changes in operating assets and liabilities were cash used of $4,064, primarily driven by increases in prepaids and other current assets of $3,655, accounts receivable of $4,066 and inventories of $2,633, partially offset by increases in accrued expenses and other current liabilities of $5,496, and accounts payable of $557.

For the year ended December 31, 2020, net cash used in operating activities was $19,689. Factors affecting our operating cash flows during this period were net loss of $26,551 and change in fair value of embedded derivative (See Note 3) and warrant liabilities of $1,410, offset by stock-based compensation of $1,952 and depreciation and amortization of $922. Within operating activities net changes in operating assets and liabilities was cash provided of $4,371, primarily driven by decreases in prepaids and other current assets of $3,811 and increase in accrued expenses and other current liabilities of $1,377, partially offset by decreases in deferred rent of $496 and contract liabilities of $290.

Investing Activities

For the year ended December 31, 2021, net cash used in investing activities was $151,546. The primary factor affecting net cash used in investing activities during this period was the purchase of available-for-sale debt securities of $150,525.

For the year ended December 31, 2020, net cash used in investing activities was $4,036, due to the purchase of property and equipment of $4,036 associated with the leasehold improvement incentive for the new headquarters.

Financing Activities

For the year ended December 31, 2021, net cash provided by financing activities was $207,084. The primary factors affecting our financing cash flows during this period were the proceeds from the Business Combination and private offering of $256,811, partially offset by transaction costs related to the Business Combination of $52,372, proceeds from a bank loan of $10,000, offset by principal payments on bank loans of $13,333.

For the year ended December 31, 2020, net cash provided by financing activities was $32,018. The primary factors affecting our financing cash flows during this period were the proceeds from the issuance of AEye Convertible Equity Instruments of $29,990, proceeds from PPP loan of $2,270, offset by principal payments on bank loans of $667.

Critical Accounting Policies and Estimates

Our consolidated financial statements are in accordance with GAAP. We are required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated financial statements, the reported amounts of revenues and expenses during the reporting periods, fair value measures, and the related disclosures in the consolidated financial statements. We believe that the following accounting policies described in Note 1: “Organization and Summary of Significant Accounting Policies” in the audited consolidated financial statements for the year ended December 31, 2021 are critical because they involve a higher degree and judgment and uncertainty. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. The results of our analysis form the basis for making assumptions about the carrying values of assets and liabilities and fair value measures that are not readily apparent from other sources. As a result, these accounting policies could materially affect our financial statements.

On an ongoing basis, we evaluate these estimates and judgments based on historical experiences and various other factors that are believed to reflect the current circumstances. While we believe our estimates, assumptions and judgments are reasonable, they are based on information presently available. Actual results may differ significantly from these estimates due to changes in judgments, assumptions and conditions as a result of unforeseen events or otherwise, which could have a material impact on our financial position and results of operations.

Revenue

We recognize revenues from the sale of prototype products and from R&D and development arrangements with OEMs and suppliers to the OEMs. Revenue represents the amount of expected consideration we are entitled to receive upon the transfer of promised goods or services in the ordinary course of our activities and is recorded net of sales taxes. We recognize revenue when performance obligations are satisfied by transferring control of a promised good or service to a customer. For performance obligations that are satisfied at a point in time, we also consider the following indicators to assess whether control of a promised good or service is transferred to the customer: (i) right to payment; (ii) transfer of legal title; (iii) physical possession; (iv) significant risks and rewards of ownership; and (v) acceptance of the goods or service. For performance obligations satisfied over time, we recognize revenue over time by measuring the progress toward complete satisfaction of a performance obligation.

The application of various accounting principles related to the measurement and recognition of revenue requires us to make judgments and estimates. Specifically, complex development arrangements with nonstandard terms and conditions may require relevant contract interpretation to determine the appropriate accounting treatment, including whether the promised goods and services specified in a multiple element arrangement are capable of being distinct and accounted for as separate performance obligations. Determining whether products or services are considered distinct performance obligations that should be accounted for separately versus together may sometimes require significant judgment. When a contract involves multiple performance obligations, the Company accounts for individual products and services separately if the customer can benefit from the product or service on its own or with other resources that are readily available to the customer and the product or service is separately identifiable from other promises in the arrangement. For multiple element arrangements, the transaction price is allocated to each performance obligation using the relative stand-alone selling price, or SSP. Judgment is required to determine SSP for each distinct performance obligation. We use a range of amounts to estimate SSP when products and services are sold separately. In instances where SSP is not directly observable, we determine SSP using information that may include other observable inputs, or use a residual approach to estimate the SSP for performance obligations where SSP is highly variable or uncertain. Changes in judgments with respect to these assumptions and estimates could impact the timing or amount of revenue recognition.

Emerging Growth Company Status

Section 102(b)(1) of the Jumpstart Our Business Startups Act of 2012, or the JOBS Act, exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can choose not to take advantage of the extended transition period and comply with the requirements that apply to non-emerging growth companies, and any such election to not take advantage of the extended transition period is irrevocable.

AEye is an “emerging growth company” as defined in Section 2(a) of the Securities Act, and has elected to take advantage of the benefits of the extended transition period for new or revised financial accounting standards. Following the closing of the Business Combination, our Post-Combination Company will remain an emerging growth company until the earliest of (i) the last day of the fiscal year in which the market value of common stock that is held by non-affiliates exceeds $700 million as of the end of that year’s second fiscal quarter, (ii) the last day of the fiscal year in which the Company has total annual gross revenue of $1.07 billion or more during such fiscal year (as indexed for inflation), (iii) the date on which the Company has issued more than $1.0 billion in non-convertible debt in the prior three-year period, or (iv) December 31, 2025. AEye expects to continue to take advantage of the benefits of the extended transition period, although it may decide to early adopt such new or revised accounting standards to the extent permitted by such standards. This may make it difficult or impossible to compare the Company’s financial results with the financial results of another public company that is either not an emerging growth company or is an emerging growth company that has chosen not to take advantage of the extended transition period exemptions because of the potential differences in accounting standards used.

Recent Accounting Pronouncements

See Note 1 to AEye’s consolidated financial statements included elsewhere in this Annual Report on Form 10-K for recently adopted accounting pronouncements and recently issued accounting pronouncements not yet adopted as of the date of this Annual Report on Form 10-K.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

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

Interest Rate Risk

As of December 31, 2021, we had cash, cash equivalents, and marketable securities of $164,007, which consisted primarily of deposits in our bank accounts, money market funds, and marketable securities. Such interest-earning instruments carry a degree of interest rate risk. Our investment policy is focused on the preservation of capital and supporting our liquidity needs. We invest in highly rated securities, while limiting the amount of credit exposure to any one issuer other than the U.S. government. A hypothetical 10% change in interest rates would not have a material impact on our financial condition or results of operations due to the short-term nature of our cash, cash equivalents and marketable securities.

Credit Risk

Our concentration of credit risk is determined by evaluating each customer and each vendor that accounts for more than 10% of our accounts receivable and accounts payable, respectively. As of December 31, 2021, there was one customer accounting for 10% or more of our accounts receivable and two vendors each accounting for 10% or more of our accounts payable.

We perform credit evaluations as needed and generally do not require collateral for our customers. We analyze accounts receivable, historical percentages of uncollectible accounts, and changes in payment history when evaluating the adequacy of the allowance for doubtful accounts for potential credit losses on customers’ accounts. At December 31, 2021 and 2020, we did not have write-offs and did not record an allowance for doubtful accounts on the consolidated balance sheets.

Foreign Currency Exchange Risk

Our foreign currency exchange gains and losses have been generated primarily from fluctuations in the euro versus the US dollar, and the Japanese yen versus the US dollar. The functional currency of all our entities is the US dollar. Monetary assets and liabilities and transactions denominated in currencies other than an entity’s functional currency are remeasured into its functional currency using current exchange rates, whereas non-monetary assets and liabilities are remeasured using historical exchange rates. We recognize gains and losses from such remeasurements within interest income and other, or interest expense and other, as applicable on the consolidated statements of operations and comprehensive loss in the period of occurrence. We have in the past experienced, and in the future expect to experience, foreign currency exchange gains and losses on our non-functional currency-denominated balances. Foreign currency exchange gains and losses could have a material adverse effect on our business, operating results and financial condition. To date, we have not engaged in exchange rate hedging activities, and we do not expect to do so in the foreseeable future.

Item 8. Financial Statements and Supplementary Data
AEye, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and Board of Directors of AEye, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of AEye, Inc. and subsidiaries (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations and comprehensive loss, stockholders’ equity (deficit), and cash flows for each of the two years in the period ended December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ DELOITTE & TOUCHE LLP

San Francisco, California

March 28, 2022

We have served as the Company’s auditor since 2018.

AEYE, INC. CONSOLIDATED BALANCE SHEETS (In thousands, except share and par value)
	As of December 31,
	2021	2020
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$14,183	$15,275
Marketable securities	149,824	—
Accounts receivable, net	4,222	156
Inventories, net	4,085	2,655
Prepaid and other current assets	5,051	1,396
Total current assets	177,365	19,482
Property and equipment, net	5,129	4,865
Restricted cash	2,150	1,223
Other noncurrent assets	1,509	315
Total assets	$186,153	$25,885

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$2,542	$1,807
Accrued expenses and other current liabilities	8,739	3,356
Contract liabilities	2,287	660
Convertible notes	—	29,079
Borrowing - net of debt issuance costs, current	—	2,693
Total current liabilities	13,568	37,595
Deferred rent, noncurrent	3,032	3,631
Borrowings - net of debt issuance costs, noncurrent	—	2,884
Other noncurrent liabilities	786	—
Total liabilities	17,386	44,110
COMMITMENTS AND CONTINGENCIES (Note 18)
STOCKHOLDERS’ EQUITY (DEFICIT):
Preferred stock—$0.0001 par value: 1,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock—$0.0001 par value: 300,000,000 shares authorized; 155,137,237 and 101,286,645 shares issued and outstanding at December 31, 2021 and 2020	16	10
Additional paid-in capital	320,937	68,549
Accumulated other comprehensive loss	(391)	—
Accumulated deficit	(151,795)	(86,784)
Total stockholders’ equity (deficit)	168,767	(18,225)
Total liabilities and stockholders’ equity (deficit)	$186,153	$25,885
The accompanying notes are an integral part of these consolidated financial statements.

AEYE, INC. CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (In thousands, except share and per share data)
	Year ended December 31,
	2021	2020
REVENUE:
Prototype sales	$1,004	$365
Development contracts	2,003	1,214
Total revenues	3,007	1,579
COST OF REVENUE	3,637	808
Gross profit (loss)	(630)	771
OPERATING EXPENSES:
Research and development	26,543	17,130
Sales and marketing	10,548	3,408
General and administrative	25,514	6,715
Total operating expenses	62,605	27,253
LOSS FROM OPERATIONS	(63,235)	(26,482)
OTHER INCOME (EXPENSE):
Change in fair value of embedded derivative liability and warrant liabilities	223	1,410
Gain on PPP loan forgiveness	2,297	—
Interest income and other	561	23
Interest expense and other	(4,857)	(1,502)
Total other income (expense), net	(1,776)	(69)
Provision for income tax expense	—	—
Net loss	$(65,011)	$(26,551)
Net unrealized loss on available-for-sale debt securities	(391)	—
Comprehensive loss	$(65,402)	$(26,551)
PER SHARE DATA
Net loss per common share (basic and diluted)	$(0.60)	$(0.26)
Weighted average common shares outstanding (basic and diluted)	109,055,894	102,803,202

The accompanying notes are an integral part of these consolidated financial statements.

AEYE, INC. CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) For the years ended December 31, 2021 and 2020 (In thousands, except share data)
	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
BALANCE—December 31, 2020 (as previously reported)	16,383,725	$62,639	10,838,010	$—	$5,920	$—	$(86,784)	$(18,225)
Retroactive application of recapitalization (Note 2)	(16,383,725)	(62,639)	90,448,635	10	62,629	—	—	—
Balance as of December 31, 2020, as adjusted (Note 2)	—	—	101,286,645	10	68,549	—	(86,784)	(18,225)
Stock-based compensation	—	—	—	—	10,018	—	—	10,018
Issuance of common stock upon exercise of stock options	—	—	312,037	—	150	—	—	150
Conversion of convertible notes and accrued interest into Class A common stock	—	—	20,778,097	2	39,093	—	—	39,095
Business Combination and PIPE financing	—	—	31,894,635	3	256,808	—	—	256,811
Transaction costs related to Business Combination and PIPE financing	—	—	—	—	(52,661)	—	—	(52,661)
Net settlement of common stock and Series A preferred stock warrants	—	—	240,806	—	—	—	—	—
Assumption of the private placement warrant liability in connection with Business Combination	—	—	—	—	(268)	—	—	(268)
Commitment shares for Common Stock Purchase Agreement	—	—	302,634	—	1,583	—	—	1,583
Repurchase of stock options	—	—	—	—	(1,500)	—	—	(1,500)
Issuance of common stock upon vesting of restricted stock units	—	—	448,604	1	—	—	—	1
Taxes related to net share settlement of equity awards	—	—	(126,221)	—	(835)	—	—	(835)
Unrealized loss on available-for-sale debt securities	—	—	—	—	—	(391)	—	(391)
Net loss	—	—	—	—	—	—	(65,011)	(65,011)
BALANCE—December 31, 2021	—	$—	155,137,237	$16	$320,937	$(391)	$(151,795)	$168,767

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
BALANCE—December 31, 2019 (as previously reported)	16,383,725	$62,639	11,283,838	$—	$3,305	$(60,233)	$5,711
Retroactive application of recapitalization (Note 2)	(16,383,725)	(62,639)	91,661,644	10	62,629	—	—
Balance as of December 31, 2019, as adjusted (Note 2)	—	—	102,945,482	10	65,934	(60,233)	5,711
Stock-based compensation	—	—	—	—	1,952	—	1,952
Issuance of common stock upon exercise of stock options	—	—	1,877,233	—	663	—	663
Repurchase of common stock	—	—	(3,536,070)	—	—	—	—
Net loss	—	—	—	—	—	(26,551)	(26,551)
BALANCE—December 31, 2020	—	$—	101,286,645	$10	$68,549	$(86,784)	$(18,225)

The accompanying notes are an integral part of these consolidated financial statements.

AEYE, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands)
	Year ended December 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(65,011)	$(26,551)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,014	922
Noncash common stock purchase agreement costs	1,583	—
Inventory write-downs	1,203	72
Change in fair value of embedded derivative liability and warrant liabilities	(223)	(1,410)
Noncash gain on PPP loan forgiveness	(2,297)	—
Stock-based compensation	10,018	1,952
Amortization of debt issuance costs	725	97
Amortization of debt discount	752	830
Amortization of premiums on marketable securities, net of change in accrued interest	310	—
Other	287	68
Changes in operating assets and liabilities:
Accounts receivable, net	(4,066)	(13)
Inventories, net	(2,633)	(309)
Prepaid and other current assets	(3,655)	3,811
Other noncurrent assets	(1,483)	(193)
Accounts payable	557	484
Accrued expenses and other current liabilities	5,496	1,377
Deferred rent	(538)	(496)
Contract liabilities	2,258	(290)
Net cash used in operating activities	(55,703)	(19,689)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(1,021)	(4,036)
Purchase of available-for-sale debt securities	(150,525)	—
Net cash used in investing activities	(151,546)	(4,036)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the exercise of stock options	150	663
Proceeds from Business Combination and PIPE financing	256,811	—
Transaction costs related to Business Combination and PIPE financing	(52,372)	—
Proceeds from the issuance of convertible notes	8,045	29,990
Proceeds from bank loans	10,000	2,270
Principal payments on bank loans	(13,333)	(667)
Payments of debt issuance costs	(717)	(238)
Repurchase of stock options	(1,500)	—
Net cash provided by financing activities	207,084	32,018
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(165)	8,293
CASH, CASH EQUIVALENTS AND RESTRICTED CASH—Beginning of period	16,498	8,205
CASH, CASH EQUIVALENTS AND RESTRICTED CASH—Ending	$16,333	$16,498
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$358	$197
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Purchases of property and equipment included in accounts payable and accrued liabilities	270	13
Conversion of Series A and Series B preferred stock into Class A common stock	62,639	—
Conversion of convertible notes and accrued interest into Class A common stock	39,095	—
Assumption of the private placement warrant liability in connection with Business Combination	268	—
Transaction costs paid in 2020, previously recorded to other non-current assets and reclassified to additional paid-in capital in 2021	289	—
Taxes related to net share settlement of equity awards included in accrued liabilities	835	—

The accompanying notes are an integral part of these consolidated financial statements.

AEYE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data or otherwise stated)

1.ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

AEye, Inc. (the “Company” or “AEye”) is a provider of high-performance, active lidar systems for vehicle autonomy, advanced driver-assistance systems (ADAS), and robotic vision applications. AEye’s software-definable 4SightTM Intelligent Sensing Platform combines solid-state active lidar, an optionally fused low-light HD camera, and integrated deterministic artificial intelligence to capture more intelligent information with less data, enabling faster, more accurate, and more reliable perception.

On February 17, 2021, AEye Technologies, Inc., then known as AEye, Inc. (“AEye Technologies”), entered into the Agreement and Plan of Merger (the “Merger Agreement”) with CF Finance Acquisition Corp. III, a Delaware corporation (“CF III”), now known as AEye, Inc., and Meliora Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of CF III (“Merger Sub”). Based on CF III’s business activities, it was a “shell company” as defined under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). On August 16, 2021 (the “Closing Date”), CF III closed the business combination (the “Business Combination,” and together with the other transactions contemplated by the Merger Agreement, the “Transactions”) pursuant to the Merger Agreement, and Merger Sub was merged with and into AEye Technologies with AEye Technologies surviving the merger as a wholly owned subsidiary of CF III. On the Closing Date, and in connection with the closing of the Transactions (the “Closing”), CF III changed its name to AEye, Inc.

The Company’s common stock and public warrants are now listed on the Nasdaq Stock Market LLC (“Nasdaq”) under the symbols “LIDR” and “LIDRW”, respectively. Unless otherwise specified, “we,” “us,” “our,” “AEye,” and the “Company” refers to AEye, Inc., the combined entity following the Business Combination. Refer to Note 2 for further discussion of the Business Combination.

Principle of Consolidation and Liquidity

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.
The Company has funded its operations primarily through the Business Combination and issuances of stock. As of December 31, 2021, the Company’s existing sources of liquidity included cash, cash equivalents and marketable securities of $164,007. The Company has incurred losses and negative cash flows from operations. If the Company incurs additional losses in the future, it may need to raise additional capital through issuances of equity and debt. However, management believes that the Company’s existing sources of liquidity are adequate to fund its operations for at least one year from the date the audited consolidated financial statements were available for issuance.

Reclassification of Prior Year Presentation

Certain prior year amounts have been reclassified for consistency with the current year presentation. Specifically, restricted cash is now presented as a separate line item on the consolidated balance sheets and was previously included within other noncurrent assets. Inventory write-downs is now presented as a separate line item on the consolidated statements of cash flows and was previously included within changes in inventories, net. Amortization of debt issuance costs is now presented as amortization of debt discounts on the consolidated statements of cash flows. Noncash interest expense related to bank loans is now presented as amortization of debt issuance costs on the consolidated statements of cash flows.

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

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant items subject to such estimates and assumptions include investments, embedded derivative and warrant liabilities (See Note 3), fair value of common stock, and stock-based compensation.

Segment Reporting

We manage our business on the basis of one reportable and operating segment. Operating segments are defined as components of an enterprise with separate financial information, and are evaluated regularly by the chief operating decision maker, which is our Chief Executive Officer (“CEO”). The CEO decides how to allocate resources and assesses the Company’s performance based upon consolidated financial information. All of our sales were made to customers (in USD) located in the United States, Europe, and Asia through AEye, Inc., and all property and equipment is located in the United States.

Cash, Cash Equivalents, and Marketable Securities

The Company considers all highly liquid investments, such as treasury bills, commercial paper, certificates of deposit, and money market instruments with maturities of three months or less at the time of acquisition to be cash equivalents. Cash equivalents primarily consist of amounts held in interest-bearing money market accounts that are readily convertible to cash. Cash equivalents are stated at cost, which approximates fair market value.

Marketable securities have been classified as available-for-sale and are carried at estimated fair value as determined based upon quoted market prices or pricing models for similar securities. Unrealized gains and losses in fair value of the available-for-sale (“AFS”) debt securities are reported in other comprehensive income (loss). When the AFS debt securities are sold, cost is based on the specific identification method, and the realized gains and losses are included in other income (expense), net in the consolidated statements of operations and comprehensive loss. The Company determines the appropriate classification of its investments at the time of purchase and reevaluates such designation at each balance sheet date. The Company considers all AFS debt securities as available for use to support current operations, including those with maturity dates beyond one year and are classified as current assets under marketable securities in the accompanying consolidated balance sheets. AFS debt securities included in marketable securities on the consolidated balance sheets consist of securities with original maturities greater than three months at the time of purchase. Interest on marketable securities is included within interest income.

Restricted Cash

Restricted cash of $2,150 and $1,223 as of December 31, 2021 and 2020, respectively consists of funds that are contractually restricted as to usage or withdrawal due to a contractual agreement. The Company has a letter of credit to the amount of $2,150 with Silicon Valley Bank as security for the payment of rent on its headquarters in Dublin, CA which require lease payments through 2026. During the year ended December 31, 2020, as a result of COVID-19, the Company agreed to a rent payment restructuring arrangement with the landlord, whereby restricted cash under the letter of credit was released and $928 was used to fund rental payments during the period from May 1, 2020 through December 31, 2020. At December 31, 2020, the Company had an available letter of credit of $1,223. As part of the restructuring arrangement, the Company replenished the letter of credit back by paying $928 in January 2021.

The Company determines current or non-current classification of restricted cash based on the expected duration of the restriction.

Concentration of Credit Risk

Financial instruments which potentially subject the Company to concentration of credit risk consist primarily of cash, cash equivalents, and marketable securities, and accounts receivable. The Company places its cash and cash equivalents with major financial institutions, which management assesses to be of high credit quality, to limit the exposure of each investment. The Company’s marketable securities have investment grade ratings when purchased which mitigates risk.

The Company’s accounts receivables are derived from customers located in the U.S., Europe, and Asia. The Company mitigates its credit risks by performing ongoing credit evaluations of its customers’ financial conditions. The Company generally does not require collateral.

The Company’s concentration of risk related to accounts receivable and accounts payable was determined by evaluating the number of customers and vendors accounting for 10% or more of accounts receivable (“AR”) and accounts payable (“AP”). As of December 31, 2021, AEye had one customer accounting for 10% or more of AR and two vendors accounting for 10% or more of AP. As of December 31, 2020, AEye had four customers accounting for 10% or more of AR and three vendors accounting for 10% or more of AP.

For the years ended December 31, 2021 and 2020, revenue from the Company’s major customers representing 10% or more of total revenue was as follows:

	Year ended December 31,
	2021	2020
Customer A	*	66%
Customer B	55%	*

*Customer accounted for less than 10% of total revenue in the period.

Fair Value of Financial Instruments

The Company defines fair value as an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. As such, fair value is a market-based measurement that is determined based on assumptions that market participants would use in pricing an asset or liability. For additional discussion on fair value of financial instruments, see Note 3.

Derivatives

The Company accounts for derivative instruments in accordance with Financial Accounting Standards Board's (FASB) Accounting Standards Codification (ASC) Topic 815, Derivatives and Hedging (“ASC 815”). The Company’s objectives and strategies for using derivative instruments, and how the derivative instruments and related hedged items are accounted for affect the financial statements.

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risk. Terms of convertible debt instruments are reviewed to determine whether they contain embedded derivative instruments that are required under ASC 815 to be accounted for separately from the host contract and recorded on the consolidated balance sheets at fair value.

An evaluation of specifically identified conditions is made to determine whether the fair value of the derivative issued is required to be classified as equity or as a derivative liability. The fair value of derivative liabilities is required to be revalued at each reporting date, with corresponding changes in fair value recorded in current period operating results. For additional discussion of derivatives, see Note 3.

Accounts Receivable, net

Accounts receivable are recorded at the invoiced amount and do not bear interest. Amounts collected on accounts receivable are included in net cash provided by operating activities in the consolidated statements of cash flows.

If necessary, accounts receivable are reduced by an allowance for doubtful accounts, which is the Company’s best estimate of the amount of credit losses inherent in its existing accounts receivable. The Company reviews the need for an allowance for doubtful accounts quarterly based on historical experience with each customer and the specifics of each arrangement. During the years ended December 31, 2021 and 2020, the Company did not have any write-offs and at December 31, 2021 and 2020 did not record an allowance for doubtful accounts as all accounts receivable amounts are expected to be collected.

Inventories, net

Inventories consist of raw materials, work in progress, and finished goods. Inventories are stated at the lower of cost and net realizable value and costs are computed under the standard cost method. Prototype inventory cost consists of the associated raw material, direct labor, and indirect labor. The Company evaluates the need for inventory write-downs associated with obsolete, slow moving, and non-sellable inventory by reviewing estimated net realizable values on a periodic basis and records a provision for excess and obsolete inventory to adjust the carrying value of inventory as needed. The Company's inventory as of December 31, 2021 and 2020 was written down by $1,122 and $298, respectively, in order to reduce inventory to the lower of cost or to its net realizable value.

Deferred Transaction Costs

The Company capitalized qualified legal, accounting, and other direct costs related to the Business Combination which were deferred until completion of the Business Combination. In August 2021, upon the completion of the Business Combination, all deferred costs were offset against proceeds from the Business Combination and the private investment in public equity (“PIPE”) financing.

Property and Equipment, net

Property and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which range from 3 to 7 years. Leasehold improvements are amortized over the shorter of the lease term or expected useful life of the improvements.

Impairment of Long-Lived Assets

The Company evaluates its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. There are no impairment charges recorded in the consolidated statements of operations and comprehensive loss for the years ended December 31, 2021 and 2020.

Leases

The Company rents office space under long-term leases that are accounted for as operating leases following FASB ASC Topic 840, Leases (“ASC 840”). Rent expense is recognized on a straight-line basis over the expected lease term. The difference between straight-line rent expense and amounts paid are recorded as a deferred rent liability. Lease incentives, including tenant improvement allowances, are also recorded as a deferred rent liability and amortized as a reduction of rent expense on a straight-line basis over the expected term of the lease.

Revenue Recognition

The Company generates revenues from the sale of prototypes and from development arrangements with automakers and suppliers to automakers. Under FASB ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”), the Company accounts for such arrangements as contracts with customers and accordingly recognizes revenue by applying the following steps:

•Identification of the contract, or contracts, with a customer
•Identification of the performance obligations in the contract
•Determination of the transaction price
•Allocation of the transaction price to the performance obligations in the contract
•Recognition of revenue when, or as, the Company satisfies a performance obligation

See Note 16, Revenue, for additional information related to the application of ASC 606 to the Company’s primary revenue streams.

Sales taxes collected from customers and remitted to governmental authorities are accounted for on a net basis and therefore are excluded from revenues in the consolidated statements of operations and comprehensive loss.

Arrangements with Multiple Performance Obligations

When a contract involves multiple performance obligations, the Company accounts for individual products and services separately if the customer can benefit from the product or service on its own or with other resources that are readily available to the customer and the product or service is separately identifiable from other promises in the arrangement. The consideration is allocated between separate performance obligations in proportion to their estimated standalone selling price (SSP). The SSP reflects the price the Company would charge for a specific product or service if it were sold separately in similar circumstances and to similar customers. If the selling price is not directly observable, the Company determines SSP using information that may include other observable inputs, such as the Company generally uses the cost plus margin approach to estimate SSP. In instances where SSP is not directly observable, the Company determines SSP using information that may include other observable inputs such as expected costs plus margin, or uses the residual approach for performance obligations whose SSP is highly variable or uncertain.

The Company provides standard product warranties for a term of typically one year to ensure that its products comply with agreed-upon specifications. Standard warranties are considered to be assurance type warranties and are not accounted for as separate performance obligations. Estimated future warranty costs are accrued and charged to cost of sales in the period that the related revenue is recognized. These estimates are based on historical warranty experience and any known or expected changes in warranty exposure, such as trends of product reliability and costs of repairing and replacing defective products. The Company assesses the adequacy of its recorded warranty liabilities on a quarterly basis and adjusts the amounts as necessary. Warranty costs are included within accrued expenses and other liabilities on the consolidated balance sheets. Refer to Note 8 for further information on warranty reserve amounts.

Collaboration and Development Agreements

The Company considers whether an arrangement qualifies as a collaborative arrangement under FASB ASC Topic 808, Collaborative Arrangements (“ASC 808”), by assessing whether the arrangement between the parties have joint operating activities where both are (i) active participants in the activity; and (ii) have exposure to significant risks and rewards dependent on the commercial success of the activity. When both criteria are met, the arrangement is considered a collaborative arrangement and accounted for under ASC 808.

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

The Company evaluates the unit of account for each arrangement and determines if the collaboration partner is considered a customer (defined as a party contracted with the entity to obtain goods and services which are outputs from the entity’s ordinary course of business, in exchange for consideration). When this definition is met, the Company applies the ASC 606 guidance, including recognition, measurement, presentation, and disclosure requirements to the unit of account. When a portion of a bundle unit of account (i.e., multiple promises which are not individually distinct) is not with a customer, the entire unit of account is not accounted for under the scope of ASC 606. For such arrangements, the Company may choose to analogize to the recognition and measurement guidance of ASC 606 whereby the consideration associated with revenue from non-ASC 606 elements are recognized together with revenue to be recognized under ASC 606, as appropriate.

Other Policies, Judgments and Practical Expedients

Contract assets and liabilities. Contract assets primarily represent revenues recognized for performance obligations that have been satisfied but for which amounts have not been billed. The Company did not have any contract assets as of December 31, 2021. Contract liabilities relate to deferred revenue. Deferred revenue consists of amounts that have been invoiced and/or cash received but for which revenue has not been earned. This generally includes unrecognized revenue balances for development arrangements. Deferred revenue that will be realized during the succeeding 12-month period is recorded within current liabilities and the remaining deferred revenue is recorded as noncurrent liabilities.

Right of return. The Company’s general terms and conditions for its contracts do not contain a right of return that allows the customer to return products and receive a credit. Therefore, the Company does not estimate returns and generally recognizes revenue at contract price upon product shipment or delivery.

Significant financing component. In certain arrangements, the Company receives payment from a customer either before or after the performance obligation has been satisfied. The expected timing difference between the payment and satisfaction of performance obligations for all of the Company’s contracts is one year or less; therefore, the Company applies a practical expedient and does not consider the effects of the time value of money on transaction price. The Company’s contracts with customer prepayment terms do not include a significant financing component because the primary purpose is not to receive financing from the customers.

Contract modifications. The Company may modify contracts to offer customers additional products or services. Each of the additional products and services are generally considered distinct from those products or services transferred to the customer before the modification. The Company evaluates whether the contract price for the additional products and services reflects the standalone selling price as adjusted for facts and circumstances applicable to that contract. In these cases, the Company accounts for the additional products or services as a separate contract. In other cases where the pricing in the modification does not reflect the standalone selling price as adjusted for facts and circumstances applicable to that contract, the Company accounts for the additional products or services as part of the existing contract primarily on a prospective basis.

Judgments and estimates. Accounting for contracts recognized over time under ASC 606 involves the use of various techniques to estimate total contract revenue and costs. Due to uncertainties inherent in the estimation process, it is possible that estimates of costs to complete a contract will be revised in the near-term. The Company reviews and updates its contract-related estimates quarterly, and records adjustments as needed. For those performance obligations for which revenue is recognized using a cost-to-cost input method, changes in total estimated costs, and related progress towards complete satisfaction of the performance obligation, are recognized in the period in which the revisions to the estimates are made.

Cost of Revenue

Cost of revenue primarily consists of costs directly associated with the production of those prototypes that are held for sale and certain costs associated with development arrangements. Such costs for prototypes are direct materials, direct labor, indirect labor, warranty expense, and allocation of overhead. Direct and indirect labor includes personnel-related costs and packaging and procurement respectively associated with the production of prototypes. Other costs such as indirect manufacturing costs are recognized in research and development and general and administrative expenses on the consolidated statements of operations and comprehensive loss. Costs associated with development arrangements include the direct costs and allocation of overhead costs involved in the execution of the contract.

Research and Development Expenses

Research and development expenses include personnel costs (including salaries, benefits, bonuses, and stock-based compensation), new hardware and software materials to the extent no future economic benefits are expected, other related expenses such as lab equipment, third party development-related contractors, and allocated overhead expenses. Substantially all the R&D expenses are related to the development of new products and services, including contract development expenses. They are expensed as incurred and included in the consolidated statements of operation and comprehensive loss.

Stock-Based Compensation

The Company accounts for stock-based compensation by measuring and recognizing compensation expense for all share-based awards based on estimated grant-date fair values. The Company uses the straight-line attribution method to allocate compensation cost to reporting periods over each optionee’s requisite service period, which is generally the vesting period, and estimates the fair value of share-based awards using the Black-Scholes option-pricing model. The Black-Scholes option-pricing model requires the input of subjective assumptions, including the option’s expected term and the price volatility of the underlying stock. The Company’s policy is to recognize stock-based compensation net of estimated forfeitures, based on historical forfeiture rates. The Company measures nonemployee awards at the date of grant, which generally is the date at which a grantor and a grantee reach a mutual understanding of the key terms and conditions of a share-based payment award. The fair value of the restricted stock units, or “RSUs,” is equal to the fair market value of the Company’s common stock on the grant date. The fair value of the stock-based compensation is recognized on a straightline basis over the requisite service period, which is generally the vesting period of the award.

Stock options and RSUs for all periods prior to the Business Combination have been retroactively restated to give effect to the recapitalization. Refer to Note 2 for further discussion of the equity recapitalization resulting from the Business Combination.

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

The Company records uncertain tax positions in accordance with FASB ASC Topic 740, Income Taxes (“ASC 740”) on the basis of a two-step process in which determinations are made (1) whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold, the Company recognizes the largest amount of tax benefit that is more than 50% likely to be realized upon ultimate settlement with the related tax authority.

The Company recognizes interest and penalties related to unrecognized tax benefits on the income tax expense line in the accompanying consolidated statements of operations and comprehensive loss. Accrued interest and penalties are included on the related tax liability line in the consolidated balance sheets. As of and for the year ended December 31, 2021 and 2020 there were no interest or penalties recorded.

Net Loss per Share

Basic net loss per share is computed using net loss available to common stockholders divided by the weighted average number of common shares outstanding during the period. Diluted net loss per share reflects the dilutive effects of stock options, restricted stock units, preferred stock, convertible notes, and public and private placement warrants outstanding during the period to the extent such securities would not be anti-dilutive and is determined using the if-converted and treasury stock methods.

The Company calculates weighted average number of common shares outstanding during the period using the Company’s Class A common stock outstanding. As the merger has been accounted for as a reverse capitalization, the consolidated financial statements of the merged entity reflects the continuation of the pre-merger AEye Technologies financial statements, which has been retroactively adjusted to the earliest period presented to reflect the legal capital of the legal acquirer, CF III. As a result, net loss per share was also restated for periods ended prior to the Business Combination. See Note 2 for details on this recapitalization and Note 14 for the retroactive restatement of net loss per share.

Basic and diluted net loss per share attributable to common stockholders was the same for all periods presented as the inclusion of all potentially dilutive securities outstanding was anti-dilutive, as AEye is currently operating in a net loss position.

Comprehensive Loss

Comprehensive loss includes all changes in equity (net assets) from non-owner sources during a period and net unrealized gains (losses) on available-for-sale debt securities.

Recent Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments, which has subsequently been amended by ASU No. 2018-19, ASU No. 2019-04, ASU No. 2019-05, ASU No. 2019-10, and ASU No. 2019-11. The objective of the guidance in ASU 2016-13 is to allow entities to recognize estimated credit losses in the period that the change in valuation occurs. ASU 2016-13 requires an entity to present financial assets measured on an amortized cost basis on the balance sheet net of an allowance for credit losses. Available-for-sale and held to maturity debt securities are also required to be held net of an allowance for credit losses. For public business entities, this standard is effective for fiscal years beginning after December 15, 2019. For smaller reporting companies, the standard is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact this standard will have on its consolidated financial statements and related disclosures and will adopt the guidance on January 1, 2023 as permitted for smaller reporting companies.

Recently Adopted Accounting Guidance

In February 2016, the FASB established Topic 842, Leases, by issuing Accounting Standards Update (ASU) No. 2016-02. FASB ASC Topic 842, Leases (“ASC 842”) supersedes the previous accounting guidance for leases included within ASC 840. The new guidance generally requires an entity to recognize operating and financing lease liabilities and corresponding right-of-use assets on its balance sheet, as well as recognize the associated lease expenses on its statements of operations in a manner similar to that required under current accounting rules. The guidance requires a modified retrospective transition approach with application in all comparative periods presented (the “Comparative Method”), or alternatively, as of the effective date as the date of initial application without restating comparative period financial statements (the “Effective Date Method”).

The new standard is effective for the Company on January 1, 2022. We adopted the new standard on January 1, 2022 using the Effective Date Method. The Company has completed a substantial portion of its evaluation of the effect of adopting ASC 842 on its financial statements. Upon adoption on January 1, 2022, the Company expects to recognize estimated right-of-use assets and lease liabilities totaling approximately $16,050 and $19,692, respectively, to reflect the present value of remaining lease payments under existing lease arrangements. The new guidance also provides several practical expedients and policies that companies may elect upon transition. The Company plans to elect the transition practical expedient package, which among other things, allows the carryforward of historical lease classifications. The Company will continue to apply Topic 840 prior to January 1, 2022, including Topic 840 disclosure requirements, in the comparative periods presented.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. This standard simplifies the accounting for income taxes by, among other things, eliminating certain exceptions related to the approach for intra-period tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. ASU 2019-12 is effective for public business entities for fiscal years beginning after December 15, 2021. We have adopted ASU 2019-12 as of January 1, 2022, and our adoption did not have a material impact on the consolidated financial statements.

2.RECAPITALIZATION

As discussed in Note 1, on August 16, 2021, AEye Technologies and CF III closed the Business Combination, with AEye Technologies surviving the Business Combination as a wholly owned subsidiary of CF III. As part of the closing of the Business Combination, CF III changed its name to AEye, Inc. (the “combined entity”).

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

The Business Combination is accounted for as a reverse recapitalization, with no goodwill or other intangible assets recorded, in accordance with US GAAP. Under this method of accounting, AEye Technologies was treated as the accounting acquirer and CF III was treated as the acquired company for financial reporting purposes under FASB ASC Topic 805, Business Combinations (“ASC 805”). This determination is primarily based on AEye Technologies’ stockholders comprising a relative majority of the voting power of the combined entity, and having the ability to nominate the majority of the governing body of the combined entity, AEye Technologies’ senior management comprising the senior management of the combined entity and AEye Technologies’ operations comprising the ongoing operations of the combined entity. Accordingly, for accounting purposes, the financial statements of the combined entity represented a continuation of the financial statements of AEye Technologies and the Business Combination was treated as the equivalent of AEye Technologies issuing stock for the net assets of CF III, accompanied by a recapitalization. The net assets of CF III are stated at historical cost, with no goodwill or other intangible assets recorded. Operations prior to the Business Combination will be those of AEye Technologies in future reports of the combined entity. Loss per share and stockholders’ equity (deficit), prior to the Business Combination, have been retroactively converted into 3.7208 shares (the “Exchange Ratio”).

Immediately prior to the closing of the Business Combination, all outstanding principal and unpaid accrued interest of the 2020 Notes were ultimately converted into 5,584,308 shares of AEye Technologies’ common stock and subsequently converted to Class A common stock of the Company (see Note 11). Separately, each issued and outstanding share of AEye Technologies’ 16,383,725 redeemable convertible preferred stock was converted into shares of AEye Technologies’ common stock based on a one-to-one ratio. The consolidated financial statements are accounted for with a retrospective application of the Business Combination that results in 16,383,725 shares of redeemable convertible preferred stock converting into common stock of the Company. Upon the closing of the Business Combination, each share of AEye Technologies common stock issued and outstanding was canceled and converted into the right to receive 3.7208 shares of CF III’s common stock (the “Per Share Merger Consideration”).

Immediately prior to the closing of the Business Combination, the Board approved the Net-Exercise of common stock warrants and Series A preferred warrants which provides for the cashless exercise of 61,612 common stock warrants into 57,770 shares of AEye Technologies common stock and 7,353 Series A preferred warrants into 6,949 shares of AEye Technologies common stock at the Transaction Price of $37.21 per share. Upon the Closing, the combined 64,719 shares were cancelled and exchanged for 240,806 shares of the Company’s Class A common stock, after giving effect to the Exchange Ratio.

Immediately prior to the closing of the Business Combination, CF III’s amended and restated certificate of incorporation, dated November 12, 2020 (the “Charter”), was further amended and restated to eliminate the Class B common stock (after giving effect to the conversion of each outstanding share of Class B common stock immediately prior to the closing of the Business Combination into one share of Class A common stock).

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

Public and Private Placement Warrants

CF III Warrants issued in connection with the IPO (“Public warrants”) and in connection with the private     placement units held by the Sponsor (“Private Placement warrants”) to purchase shares of the Company’s common stock, at an exercise price of $11.50 per share, remained outstanding after the closing of the Business Combination. The warrants became exercisable 30 days after the completion of the Business Combination, subject to other conditions, including with respect to the effectiveness of a registration statement covering the shares of common stock underlying such warrants, and will expire five years after the completion of the Business Combination or earlier upon redemption or liquidation. The Public warrants are classified as equity and valued based on the instrument’s publicly listed trading price. The Private Placement warrants are classified as liabilities and measured at fair value, with changes in fair value each period reported in the consolidated statements of operations and comprehensive loss. The Company uses the Public warrants listed trading price to value the private placement warrants each reporting period.

Transaction Costs

In connection with the Business Combination, the Company incurred direct and incremental costs of approximately $52,661 related to the equity issuance, consisting primarily of investment banking, legal, accounting, and other professional fees, which were recorded to additional paid-in capital as a reduction of proceeds upon the closing of the Business Combination. Transaction costs that were not directly related to the Business Combination of approximately $2,198 were expensed.

Transaction Proceeds

Upon closing of the Business Combination, the Company received gross proceeds of $256,811 from the Business Combination and PIPE financing, offset by offerings costs of $52,661. The following table reconciles the elements of the Business Combination to the consolidated statements of cash flows and the consolidated statements of changes in stockholders’ deficit for period ended December 31, 2021 (in thousands, except share data):

Cash - CF III’s trust and cash (net of redemption)	$36,811
Cash - Private offering	220,000
Less: transaction costs and advisory fees paid	(52,661)
Net Business Combination and private offering	$204,150

The number of shares of common stock issued immediately following the closing of the Business Combination were:

CF III Class A common stock, outstanding prior to Business Combination	23,000,000
Less: redemption of CF III Class A common stock	19,355,365
Class A common stock of CF III	3,644,635
CF III founder shares	5,750,000
CF III Private Placement shares	500,000
CF III Shares issued in PIPE	22,000,000
Business Combination and PIPE shares	31,894,635
Legacy AEye shares	122,509,667
August 16, 2021	154,404,302

The number of Legacy AEye shares was determined as follows:

	AEye shares	AEye shares, effected for Exchange Ratio
Balance at December 31, 2019	11,283,838	41,984,908
Recapitalization applied to Redeemable Convertible preferred stock outstanding at December 31, 2019	16,383,725	60,960,574
Exercise of common stock options - 2020	504,524	1,877,233
Repurchase of common stock - 2020	(950,352)	(3,536,070)
Exercise of common stock options - 2021 (pre-Closing)	54,859	204,119
Conversion of Convertible Notes and Accrued Interest – 2021	5,584,308	20,778,097
Exercise of common stock and Series A preferred stock warrants - 2021	64,719	240,806
Total		122,509,667

3.FAIR VALUE MEASUREMENTS

The fair value of the Company’s financial assets and liabilities is determined in accordance with the fair value hierarchy established in FASB ASC Topic 820, Fair Value Measurements and Disclosures (“ASC 820”). ASC 820 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The fair value hierarchy of ASC 820 requires an entity to maximize the use of observable inputs when measuring fair value and classifies those inputs into three levels:

Level 1—Observable inputs, such as quoted prices in active markets for identical assets or liabilities.

Level 2—Observable inputs, other than Level 1 inputs, which are observable either directly or indirectly or can be corroborated by observable market data using quoted prices for similar assets or liabilities.

Level 3—Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

Our financial instruments that are not re-measured at fair value include accounts receivable, prepaid and other current assets, accounts payable, accrued expenses and other current liabilities, convertible notes, and long-term debt. The carrying values of these financial instruments approximate their fair values.

The Company’s financial assets and liabilities measured at fair value on a recurring basis and the level of inputs used for such measurements were as follows (in thousands):

	Fair Value (in thousands) Measured as of December 31, 2021 Using:

	Adjusted Cost	Unrealized losses	Fair Value	Cash and Cash Equivalent	Marketable Securities
Assets
Level 1
Money market funds	$4,863	$—	$4,863	$4,863	$—
Level 2
Asset-backed securities	$26,491	$(68)	$26,423	$—	$26,423
Corporate bonds	48,643	(150)	48,493	—	48,493
Commercial paper	45,145	—	45,145	—	45,145
U.S. Government securities	29,936	(173)	29,763	—	29,763
Total financial assets	$155,078	$(391)	$154,687	$4,863	$149,824
Liabilities
Level 2
Private placement warrant liability	$—	$—	$155	$—	$—
Total financial liabilities	$—	$—	$155	$—	$—

	Fair Value (in thousands) Measured as of December 31, 2020 Using:

	Adjusted Cost	Unrealized losses	Fair Value	Cash and Cash Equivalent	Marketable Securities
Liabilities
Level 3
Common stock and series A preferred stock warrant liability	$—	$—	$93	$—	$—
Embedded derivative liability	—	—	17	—	—
Total financial liabilities	$—	$—	$110	$—	$—

As of December 31, 2021, the Company’s financial assets and liabilities subject to fair value procedures were comprised of the following:

Money Market Funds: The Company holds financial assets consisting of money market funds. These securities are valued using observable inputs, such as quoted prices in active markets for identical assets or liabilities.

Marketable Securities: The Company holds financial assets consisting of fixed-income U.S. government agency securities, corporate bonds, commercial paper and asset-backed securities. The securities are valued using prices from independent pricing services based on quoted prices of identical instruments in less active or inactive markets. Additionally, quoted prices of similar instruments in active market or industry models using data inputs such as interest rates and prices that can be directly observed or corroborated in active markets are used to value marketable securities.

Private Placement Warrant Liability: As of December 31, 2021 Level 2 fair value measurements were used for private placement warrant liabilities. Any changes in the fair value of the liability are reflected in other income (expense), net, on the consolidated statements of operations and comprehensive loss. Private placement warrant liability is included within other noncurrent liabilities on the consolidated balance sheets.

As of December 31, 2020, the Company’s financial liabilities subject to fair value procedures were comprised of the following:

Common Stock and Series A Preferred Stock Warrant Liability: The fair value of the redeemable convertible preferred stock warrant liability is based on significant unobservable inputs, which represent Level 3 measurements within the fair value hierarchy. In determining the fair value of the redeemable convertible preferred stock warrant liability, the Company used the Black-Scholes option-pricing model to estimate the fair value using unobservable inputs including the expected term, expected volatility, risk-free interest rate, and expected dividend yield. Changes in fair value measurement are reflected in other income (expense), net, on the consolidated statements of operations and comprehensive loss. See Black-Scholes table below for quantitative information on the unobservable inputs used in the valuation of common stock and series A preferred stock warrant liabilities.

Upon the closing of the Business Combination, the common stock and series A preferred stock warrant liability were net settled and converted to the Class A common stock equity. The financial liability was retroactively restated as equity resulting from the recapitalization as part of the Business Combination.

Embedded Derivative Liability: During 2020, the Company entered into a convertible note agreement under which the Company may issue convertible equity instruments (“2020 Notes”). The 2020 Notes contain an embedded redemption feature, which is considered to be a derivative that is required to be separately accounted for at fair value and subsequently remeasured to fair value at each reporting date. The fair value of the embedded derivative liability was estimated using a with and without method, and changes in fair value are recognized in other income (expense), net, on the consolidated statements of operations and comprehensive loss. This method isolates the value of the embedded derivative liability by measuring the difference in the host contract’s value with and without the isolated feature. The resulting cash flows are discounted at the Company’s borrowing rate, as adjusted for fluctuations in the market interest rate from the inception of the Company’s comparative borrowings to the reporting date, to measure the fair value of the embedded derivative. The valuation for the conversion portion of the derivative factors in the expected timing and probability of a financing that would result in the conversion of the underlying, plus accrued interest discounted to the financing price per share. The probability and timing of a financing are estimated at each reporting date.

Upon the closing of the Business Combination the embedded derivative was settled as the 2020 Notes and accrued interest were converted into the Company’s Class A common stock (see Note 2 Recapitalization).

For the year ended December 31, 2021 and 2020, there were no transfers between Level 1 and Level 2 inputs. The private placement warrant liability transferred from Level 3 into Level 2 during the year ended December 31, 2021 as a result of the Business Combination which introduced Level 2 inputs into the valuation of the private placement warrant liability, specifically the observable input of AEye public warrants (LIDRW). There were no issuances, purchases, sales, or settlements of Level 3 inputs, other than as disclosed below.

The following table presents a summary of the changes in fair value of the Company’s Level 3 financial instruments for the year ended December 31, 2021 (in thousands):

	Embedded Derivative	Common Stock and Series A Preferred Stock Warrant Liability	Total
Balance at December 31, 2020	$17	$93	$110
(Gain) loss in fair value included in other income (expense, net)	(17)	(93)	(110)
Balance at December 31, 2021	$—	$—	$—

	Embedded Derivative	Common Stock and Series A Preferred Stock Warrant Liability	Total
Balance at December 31, 2019	$—	$—	$—
Initial fair value of embedded derivative	1,520	—	1,520
(Gain)/loss in fair value included in other income (expense, net)	(1,503)	93	(1,410)
Balance at December 31, 2020	$17	$93	$110

The key inputs into the Black-Scholes option-pricing model for the common stock and series A preferred stock warrant liability valued at December 31, 2020 are as follows:

December 31, 2020
Expected term (years)	5.8
Expected volatility	45.6%
Risk-free interest rate	0.4%
Dividend yield	—%
Exercise price	$15.03

If factors or assumptions change, the estimated fair values could be materially different. The value of the Company’s common stock and series A preferred stock warrant liability would increase if a higher risk-free interest rate was used, and would decrease if a lower risk-free interest rate was used. Similarly, a higher volatility assumption would increase the value of the stock warrants, and a lower volatility assumption would decrease the value of the stock warrants.

4.CASH, CASH EQUIVALENTS, AND RESTRICTED CASH

Cash, cash equivalents (which consists entirely of money market funds) and restricted cash as of December 31, 2021 and 2020 were as follows (in thousands):

	As of December 31,
	2021	2020
Cash and cash equivalents	$14,183	$15,275
Restricted cash	2,150	1,223
Total cash, cash equivalents, and restricted cash	$16,333	$16,498

5.INVENTORIES

Inventory, net of write-downs, as of December 31, 2021 and 2020 were as follows (in thousands):

	As of December 31,
	2021	2020
Raw materials	$1,544	$1,123
Work in-process	2,447	1,337
Finished goods	94	195
Total inventory, net	$4,085	$2,655

The Company's inventory write-down to reduce inventories to net realizable value was $1,203 and $72 during the years ended December 31, 2021 and 2020, respectively.

6.PREPAID AND OTHER CURRENT ASSETS

Prepaid and other current assets as of December 31, 2021 and 2020 were as follows (in thousands):

	As of December 31,
	2021	2020
Prepaid expenses	$3,980	$549
Demonstration units	224	—
Other	847	847
Total prepaid and other current assets	$5,051	$1,396

7.OTHER NONCURRENT ASSETS

Other noncurrent assets as of December 31, 2021 and 2020 were as follows (in thousands):

	As of December 31,
	2021	2020
Deferred financing costs	$—	$288
Security deposits	133	27
Long-term prepaid expenses	1,376	—
Total other noncurrent assets	$1,509	$315

8.ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities as of December 31, 2021 and 2020 were as follows (in thousands):

	As of December 31,
	2021	2020
Accrued payroll	$957	$741
Accrued bonuses	3,408	—
Accrued payroll taxes	1,547	273
Accrued interest	—	391
Accrued purchases and other	1,947	1,406
Warranty reserve	275	—
Deferred rent - current	605	545
Accrued expenses and other current liabilities	$8,739	$3,356

9.PROPERTY AND EQUIPMENT, NET

Property and equipment, net as of December 31, 2021 and 2020 consists of the following (in thousands):

	As of December 31,
	2021	2020
Machinery and equipment	$1,444	$625
Computers, software and related equipment	268	218
Office furniture and equipment	341	338
Vehicles	342	165
Leasehold improvements	4,725	4,709
Construction in progress	213	—
Total property and equipment	7,333	6,055
Less accumulated depreciation and amortization	(2,204)	(1,190)
Property and equipment, net	$5,129	$4,865

Depreciation and amortization expense related to property and equipment amounted to $1,014 and $922 recognized within research and development, sales and marketing, and general and administrative expenses within the consolidated statements of operations and comprehensive loss for the years ended December 31, 2021 and 2020. Disposals of property and equipment were not material for the years ended December 31, 2021 and 2020.

10.BORROWINGS

Silicon Valley Bank Financing Facility

On April 26, 2021, the Company entered into a loan and security agreement (the “Agreement”) with an affiliate of Silicon Valley Bank (“SVB” or the “Lender”) in connection with the non-binding term sheet for a financing facility of up to $10,000 entered into on March 18, 2021. Under the Agreement, the Lender shall make a term loan advance to the Company of $4,000. Subject to the terms and conditions of the Agreement, and upon the Company’s request, the Lender shall make one term loan advance to the Company of $6,000. The interest rate on the term loan advance is calculated at 8% per annum and payable monthly, in arrears. Upon entering the agreement, the $4,000 was drawn. On May 13, 2021, the additional $6,000 was drawn. The balance of $10,540 for the financing facility, including interest, was repaid on August 20, 2021.

Silicon Valley Bank Credit Facility

On August 16, 2019, the Company entered into a loan and security agreement with SVB. Borrowings under this facility are secured by substantially all the Company’s assets, excluding intellectual property. The term loan’s borrowings are subject to certain financial covenants and restrictions. The Company complied with all financial covenants and restrictions as of December 31, 2021 and 2020.

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

As of December 31, 2021, there were no borrowings outstanding. As of December 31, 2020, the Company’s borrowings consisted of the following (in thousands):

December 31, 2020
Silicon Valley Bank credit facility	$3,333
Payroll Protection Program (PPP) Loan	2,270
Unamortized debt issuance costs - SVB financing and credit facility	(26)
Total borrowings, net of debt issuance costs	$5,577

Borrowings - net of debt issuance costs, current	$2,693
Borrowings - net of debt issuance costs, noncurrent	2,884
Total borrowings, net of debt issuance costs	$5,577

11.CONVERTIBLE NOTES

During 2020, the Company entered into various convertible note agreements (“2020 Notes”) under which the Company may issue convertible equity instruments having an aggregate principal amount of up to $40,000, a 3% accruing dividend (“accrued interest”) and a maturity date, extended in July 2021, of October 31, 2021. During 2020 the Company received $30,000 in proceeds related to the 2020 Notes. During 2021, the Company issued an additional $8,045 of convertible notes.

Pursuant to the terms of the 2020 Notes, upon the closing by the Company of a financing, all outstanding principal and unpaid accrued interest of the 2020 Notes will automatically convert into Company preferred stock sold (the “Next Financing Stock”) at a “conversion price” equal to the lesser of:

(i)the original issue price per share paid in the Next Financing Stock multiplied by 90%; and
(ii)the price obtained by dividing $250,000 by the number of outstanding shares of common stock of the Company immediately prior to the Next Financing, as applicable.

In connection with the Business Combination on August 16, 2021, all outstanding principal and unpaid accrued interest of the 2020 Notes were converted into AEye Technologies’ preferred stock and subsequently were converted into 20,778,097 shares of the Company’s Class A common stock. Accordingly, at December 31, 2021, the convertible notes balance was $0.

December 31, 2020
Convertible notes - face value	$29,990
Unamortized debt issuance costs	(175)
Unamortized debt discount	(753)
Embedded derivative liability	17
Convertible notes - current	$29,079

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

This redemption feature embedded in the 2020 Notes is considered to be a derivative that is required to be separately accounted for at fair value and subsequently remeasured to fair value at each reporting date. Accordingly, upon issuance of the 2020 Notes, the Company recognized the fair value associated with the embedded derivative which resulted in an embedded derivative liability of approximately $1,520, with an equal and offsetting debt discount. Upon the closing of the Business Combination on August 16, 2021, the embedded derivative was settled. Accordingly, at December 31, 2021, the fair value of the embedded derivative liability was $0. The value of the embedded derivative liability at December 31, 2020 is presented together with the associated convertible notes on the consolidated balance sheets. See Note 3 for additional discussion of derivatives.

12.INTEREST EXPENSE AND OTHER

Interest expense and other for the years ended December 31, 2021 and 2020 consisted of the following (in thousands):

	Year ended December 31,
	2021	2020
Interest on term loan debt	$630	$200
Interest on PPP loan	11	16
Interest on convertible note	700	359
Amortization of debt issuance costs	725	97
Amortization of debt discount	752	830
Amortization of premiums on marketable securities, net	456	—
Common stock purchase agreement costs	1,583	—
Interest expense and other	$4,857	$1,502

13.STOCKHOLDERS’ EQUITY

The Company is authorized to issue 300,000,000 shares of common stock, par value $0.0001 per share, and 1,000,000 shares of preferred stock, par value $0.0001 per share. As of December 31, 2021, the Company had 155,137,237 and 0 shares of common stock and preferred stock issued and outstanding, respectively.

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

Preferred Stock — The Company has the authority, without stockholder approval, to issue shares of preferred stock from time to time on terms it may determine, to divide shares of preferred stock into one or more class or series and to fix for each such class or series the designations, preferences, privileges, and restrictions of preferred stock, including dividend rights, conversion rights, voting rights, terms of redemption, liquidation preference, and the number of shares constituting any series or the designation of any series to the fullest extent permitted by the Delaware General Corporation Law. The issuance of the Company’s preferred stock could have the effect of decreasing the trading price of the Class A common stock, restricting dividends on the capital stock of the Company, diluting the voting power of the Class A common stock, impairing the liquidation rights of the capital stock of the Company, or delaying or preventing a change in control of the Company. Although the Company does not currently intend to issue any shares of preferred stock, the Company may choose to do so in the future.

As discussed in Note 2, Recapitalization, the Company has retroactively adjusted the preferred shares issued and outstanding prior to August 16, 2021 to give effect to the Exchange Ratio established in the Merger Agreement to determine the number of shares of common stock into which they were converted.

Upon the Closing, all of the outstanding shares of preferred stock were cancelled and exchanged for shares of the surviving Company’s Class A common stock at the Exchange Ratio of 3.7208, the exchange rate established in the Merger Agreement.

	August 16, 2021 (Closing)
	Preferred stock shares	Exchange ratio	Common stock shares
Series A Convertible preferred stock (pre-combination)	9,226,734	3.7208	34,330,838
Series B Convertible preferred stock (pre-combination)	7,156,991	3.7208	26,629,736
Total	16,383,725		60,960,574

The Company is authorized to issue up to 1,000,000 shares of preferred stock, each with a par value of $0.0001 per share. As of December 31, 2021, no shares of preferred stock were issued and outstanding.

Private and Public Warrants — As of December 31, 2021, the Company had 166,666 Private Placement warrants and 7,666,666 Public warrants outstanding. Each warrant entitles the registered holder to purchase one share of Class A common stock at a price of $11.50 per share.

Tumim Stone Common Stock Purchase Agreement — On December 8, 2021, the Company entered into a Common Stock Purchase Agreement (the “CSPA”) and a Registration Rights Agreement with Tumim Stone Capital LLC (“Tumim Stone”). Under the terms and subject to the conditions of the CSPA, the Company has the right, but not the obligation, to sell to Tumim Stone, and Tumim Stone is obligated to purchase up to the lesser of (i) $125,000 of the Company’s common stock, and (ii) the Exchange Cap equal 19.99% of the shares of the Company’s common stock outstanding immediately prior to the execution of the CSPA, unless the Company’s stockholders approve the issuance of shares in excess of the Exchange Cap, or the average price of all applicable sales of common stock to Tumim Stone under the CSPA equals or exceeds $4.9485. Upon the satisfaction of various commencement conditions, such as the filing of the registration statement which provides for the resale of such shares pursuant to the Registration Rights Agreement, the Company has sole discretion to initiate such sales of common stock over the period of 36 months commencing December 8, 2021. In all instances, the Company may not sell shares of its common stock to Tumim Stone under the CSPA if doing so would result in Tumim Stone beneficially owning more than 9.99% of its common stock.

The purchase price per share to be purchased by Tumim shall equal the volume-weighted average price for common stock on the applicable purchase date multiplied by 0.9615 (to be adjusted for any reorganization, recapitalization, non-cash dividend, stock split, reverse stock split, or similar transaction). The maximum number of shares the Company may sell to Tumim Stone on any single business day is the lesser of (i) $20,000 divided by the closing sale price of the common stock on the trading day immediately preceding the purchase date, and (ii) 0.15 multiplied by the average daily trading volume in common stock for the three trading days preceding the purchase date.

    In connection with the CSPA, the Company issued Tumim Stone commitment shares in the amount of 302,634 restricted common shares in the Company. At issuance, the 302,634 shares of common stock had a fair value of $1,583 and were recorded to Interest expense and other in the Company’s consolidated statements of operations and comprehensive loss. The Company determined that the right to sell additional shares represents a freestanding put option under ASC 815 Derivatives and Hedging, and as such, the financial instrument was classified as a derivative asset with a fair value of zero at inception of the CSPA on December 8, 2021.

As of December 31, 2021 the Company had not sold any shares to Tumim Stone under the CSPA nor filed any registration statement which allows for the sale of such shares.

14.NET LOSS PER SHARE

The following table sets forth the basic and diluted net loss per share attributable to common stockholders for the periods presented (in thousands, except per share data):

	Year ended December 31,
	2021	2020
Numerator:
Net loss attributable to common stockholders	$(65,011)	$(26,551)
Denominator:
Weighted average common shares outstanding- Basic	109,055,894	102,803,202
Dilutive effect of potential common shares	—	—
Weighted average common shares outstanding- Diluted	109,055,894	102,803,202

Net loss per share attributable to common stockholders - Basic and Diluted	$(0.60)	$(0.26)

Due to net losses for the years ended December 31, 2021 and 2020, basic and diluted net loss per share were the same, as the effect of all potentially dilutive securities would have been anti-dilutive. The following table sets forth the anti-dilutive common share equivalents for the periods listed:

	Year ended December 31,
	2021	2020
Warrants	7,833,332	256,605
Common stock options issued and outstanding	29,238,432	31,618,135
Unvested restricted stock units	7,434,743	—
Conversion of convertible notes	—	16,317,560
Total	44,506,507	48,192,300

15.STOCK-BASED COMPENSATION

The Company has three equity incentive plans, the 2014 US LADAR Inc. Equity Incentive Plan (the “2014 Plan”), the 2016 Stock Plan (the “2016 Plan”), and the 2021 Equity Incentive Plan (the “Incentive Plan”). On August 16, 2021, the Company’s 2014 Plan and 2016 Plan were terminated in connection with the closing of the Business Combination as defined in Note 1, but continue to govern the terms of outstanding equity awards that were granted prior to the termination of the plans.

2014 Plan and 2016 Plan

The 2014 and 2016 Plan provide for the grant of incentive stock options to employees only and non-statutory stock options and RSUs to employees, directors, and consultants of the Company. As of August 16, 2021, the Company no longer grants equity awards pursuant to the 2014 Plan or 2016 Plan.

On November 17, 2020, Robert Brown was granted the option to purchase 3,262,744 shares of AEye, Inc. common stock in accordance with the 2016 Plan subject to the vesting schedule set forth in the Notice of Grant of Stock Option (the “Brown Award”). The options granted contain a service-based and performance-based vesting condition. In regards to the service-based vesting condition, the options vest 25% at the first anniversary of the grant date, with the remaining vesting ratably over the next three years. The performance condition states that 25% of the options will vest immediately upon a Business Combination. In connection with the Business Combination on August 16, 2021, 25% of the options vested.

In January 2021, the Board approved an amendment and restatement of the 2016 Stock Plan to provide for the issuance of RSUs under the Plan and increase the number of shares of common stock of the Company reserved for issuance pursuant to the Plan by 1,153,448 shares to a new total of 33,121,391. As of December 31, 2021, 1,741,689 RSUs were granted.

The Board determines the terms of the awards, including the amount, fair market value, and vesting provisions. Under the 2016 Plan, options to purchase common stock generally vest over four years with 25% vesting at the end of the first year and the rest vesting ratably over the next three years. RSUs generally vest 25% at the end of the first year with the remaining RSUs vesting ratably over the next three years or they vest ratably over the four years. Under the 2014 Plan, the vesting period for options to purchase common stock range from immediate to four years. Under each plan, the options expire ten years from the date of grant.

On June 28, 2021, the Company entered into an Option Repurchase and Release Agreement to purchase 542,615 vested options for $1,500 from an executive awarded with these options under the Company’s 2016 Plan. Based on the term of the agreement the consideration is transferred following the closing of the first “Exit Event,” defined as any of the following: (a) the Business Combination described in the Merger Agreement and preliminary S-4 registration statement filed with the Securities and Exchange Commission on May 13, 2021; (b) a transaction whereby a special purpose acquisition company acquires equity interests of the Company; (c) a Change in Control (as defined in the 2016 Plan); or (d) the first firm commitment underwritten public offering pursuant to an effective registration statement on an established national or foreign securities exchange covering the offer and sale by the Company. In connection with the Business Combination, the consideration of $1,500 was paid to the executive.

2021 Equity Incentive Plan

As previously reported in the Current Report on Form 8-K filed with the SEC on August 16, 2021, at the special meeting of stockholders held in connection with the Business Combination, the CF III stockholders considered and approved the CF III 2021 Equity Incentive Plan and reserved 15,440,430 shares of common stock for issuance thereunder. The Incentive Plan was previously approved, subject to stockholder approval, by the board of directors of CF III on February 17, 2021. The Incentive Plan became effective immediately upon the closing of the Business Combination. The purpose of the Incentive Plan is to attract, retain, and motivate persons who make (or are expected to make) important contributions to the Company by providing these individuals with equity ownership opportunities, and to promote the success of the Company’s business. The Company’s 2021 Equity Incentive Plan provides for the grant of stock options, stock appreciation rights, restricted stock units, performance stock unit awards, and other forms of equity compensation (collectively, “equity awards”). All awards within the Incentive Plan may be granted to employees, including officers, as well as directors and consultants, within the limit defined in the Incentive Plan. The Incentive Plan includes an evergreen provision that provides for an annual increase in the number of shares of common stock available for issuance thereunder beginning on January 1, 2022 and ending on January 1, 2032, equal to 5% of the shares of the Company’s common stock outstanding on December 31, 2021 for the first year and by 3% of the total number of shares of common stock outstanding on December 31 of the preceding calendar year for each year thereafter, or a lesser number of shares as determined by the Board of Directors.

Under the 2021 plan, RSU’s vest depending on their vesting schedule. Primarily for newly hired employees, these RSU’s vest 25% during the month following the recipient’s one year anniversary of their start date or from receiving the awards. The remaining amounts vest ratably over the next three years. The fair value of the RSU is equal to the fair value of the Company’s common stock on the date of grant.

As of December 31, 2021, 6,172,071 RSUs were granted to certain individuals under the 2021 Equity Incentive Plan.

A summary of stock option activity related to the Plans as of December 31, 2021 is as follows:

	Outstanding Stock Options	Weighted Average Exercise Price	Weighted Average Contractual Life (Years)	Aggregate Intrinsic Value
Balance at December 31, 2020	31,618,135	$0.48	8.3	$112,548
Granted	—	—
Exercised	(312,037)	0.48
Forfeited	(1,026,950)	0.65
Expired	(498,101)	0.19
Repurchased	(542,615)	0.17
Balance at December 31, 2021	29,238,432	$0.48	7.4	$127,345
Vested and expected to vest as of December 31, 2021	27,555,673	$0.48	7.3	$120,250
Vested and exercisable as of December 31, 2021	18,615,254	$0.41	6.7	$82,475

The aggregate intrinsic value is the difference between the current fair value of the underlying common stock and the exercise price for in-the-money stock options.

The following table summarizes the RSU award activity under the Plans:

	Shares	Weighted Average Grant date Fair Value per Share
Unvested at December 31, 2020	—	—
Granted	7,913,760	$5.91
Forfeited	(30,413)	7.60
Vested	(448,604)	7.54
Unvested at December 31, 2021	7,434,743	$5.80

The total fair value of RSUs that vested during the year ended December 31, 2021 was $3,014.

Stock-Based Compensation Expense —The following table summarizes stock-based compensation expense recorded in each component of operating expenses in the Company’s consolidated statements of operations and comprehensive loss for the year ended December 31, 2021 and 2020 (in thousands):

	Year ended December 31,
	2021	2020
Research and development	$2,175	$702
Sales and marketing	1,381	249
General and administrative	6,462	1,001
Total stock-based compensation	$10,018	$1,952

The weighted-average grant date fair value of options granted during the year ended December 31, 2021 and 2020 was $0 and $0.95 respectively.

As of December 31, 2021, the Company had $7,637 of unrecognized compensation expense for related stock option grants, including $3,376 related to the Brown Award. This cost is expected to be recognized over an estimated weighted average period of 2.12 years. The total unrecognized compensation expense for RSUs, net of estimated forfeitures, was $28,059 as of December 31, 2021 which is expected to be recognized over an estimated weighted average period of 3.45 years.

The Company estimates the fair value of its options on grant date using the Black-Scholes option-pricing model, which requires the input of subjective assumptions as discussed below, including the expected stock price volatility over the expected term of the award, actual and projected employee stock option exercise behaviors, the risk-free interest rate for the expected term of the award, and expected dividends. The risk-free interest rate is based on the yields of U.S. Treasury securities with maturities similar to the expected term of the options for each option group. Each of these inputs are based on highly subjective assumptions and require significant judgment. For the year ended December 31, 2021, the Company granted no new options.

Expected Term—The expected term of options granted to employees is based on the expected life of the stock options, giving consideration to the contractual terms and vesting schedules.

Expected Volatility—Expected volatility was estimated based on the average historical volatility of comparable companies’ stock, as the Company does not have a sufficient trading history to determine historical volatility.

Risk-Free Interest Rate—The risk-free interest rates are based on US Treasury yields in effect at the grant date for notes with comparable terms as the awards.

Dividend Yield—The expected dividend-yield assumption is based on the Company’s current expectations about its anticipated dividend policy.

The weighted average assumptions used in the Black-Scholes option-pricing model for stock options for the year ended December 31, 2020, was as follows:

December 31, 2020
Expected term (in years)	5.8
Risk-free interest rate	0.4%
Expected volatility	45.6%
Expected dividend yield	—%

16.REVENUE

Sale of Prototypes

The Company recorded revenue for prototype sales of $1,004 and $365 in 2021 and 2020 respectively. These arrangements typically have one performance obligation which is satisfied at the point of delivery or shipment to the customer. The Company does not incur significant contract costs in fulfilling or obtaining their contracts with customers.

Collaboration and Development Agreements

In 2021 and 2020, the Company entered into collaborative research and development agreements with companies primarily in the auto, transportation and electronic display industry. Revenue from these arrangements is recognized when we satisfy performance obligations in the contract, which can result in recognition at either a point in time or over time. The Company assessed the number of performance obligations associated with the promises under each agreement, primarily the delivery of customized iDAR perception-related goods and services, and recognized $2,003 and $1,214 in revenue for performance obligations satisfied during 2021 and 2020 respectively, in the consolidated statements of operations and comprehensive loss. For Revenue with related parties, refer to Note 19.

Disaggregation of Revenue

The Company recognized the following revenues by geographic area based on the primary billing address of the customer and timing of transfer of goods or services to customers (point in time or over time), as it believes it best depicts how the nature, amount, timing and uncertainty of its revenue and cash flows are affected by economic factors. Total revenue based on the disaggregation criteria described above are as follows (in thousands):

	Year ended December 31,
	2021	2020
Revenue by primary geographical market:
United States	$2,215	$330
Germany	536	25
Other European countries	111	110
Asia	145	1,114
Total	$3,007	$1,579

Revenue by timing of recognition:
Recognized at a point in time	$2,991	$1,515
Recognized over time	16	64
Total	$3,007	$1,579

Contract Liabilities

Contract liabilities consisted of the following as of December 31, 2021 (in thousands):

As of December 31, 2021
Contract liabilities, current	$2,287
Contract liabilities, noncurrent	631
Total	$2,918

Contract liabilities, noncurrent are included in other noncurrent liabilities on the consolidated balance sheet.

The following table shows the significant changes in contract liabilities balance as of December 31, 2021 and 2020 (in thousands):

	Year ended December 31,
	2021	2020
Beginning balance	$660	$950
Revenue recognized that was included in the contract liabilities beginning balance	(570)	(450)
Increase due to invoices issued on performance obligations not yet satisfied during the period	2,828	160
Ending balance	$2,918	$660

Remaining Performance Obligations

Revenue allocated to remaining performance obligations represents the transaction price allocated to the performance obligations that are unsatisfied, or partially unsatisfied. It includes unearned revenue and amounts that will be invoiced and recognized as revenue in future periods and does not include contracts where the customer is not committed. The customer is not considered committed where they are able to terminate for convenience without payment of a substantive penalty under the contract. Additionally, as a practical expedient, the Company has not disclosed the value of unsatisfied performance obligations for contracts with an original expected length of one year or less. The contract liabilities balance represents the remaining performance obligations for contracts with an original duration of greater than one year.

The current contract liabilities balance of $2,287 at December 31, 2021 is expected to be recognized over the next 12 months.

17.INCOME TAXES

Prior to the Business Combination, AEye Technologies, and CF III filed separate standalone federal, state, and local income tax returns. As a result of the Business Combination, the Company will file a consolidated income tax return. For legal purposes, CF III acquired AEye Technologies, and the transaction represents a reverse acquisition for federal income tax purposes. CF III will be the parent of the consolidated group with AEye Technologies as a subsidiary, but in the year of the closing of the Business Combination, AEye Technologies will file a full-year tax return with CF III joining in the return the day after the Closing.

There has historically been no federal or state provision for income taxes because the Company has historically incurred operating losses and maintains a full valuation allowance against its net deferred tax assets. For the years ended December 31, 2021 and 2020, the Company recognized no provision for income taxes. Utilization of net operating loss carryforwards, tax credits, and other attributes may be subject to future annual limitations due to the ownership change limitations provided by Section 382 of the Internal Revenue Code and similar state provisions.

The following table presents a reconciliation of the federal statutory rate of 21.0% to our effective tax rate for the periods presented:

	Year ended December 31,
	2021	2020
U.S. federal tax benefit at statutory rate	21.0%	21.0%
State income taxes, net of federal benefit	11.8%	3.5%
Non-deductible expenses and other	(0.3)%	0.3%
Stock-based compensation	(1.1)%	(1.5)%
Research and development credits	1.2%	2.5%
Transaction cost	3.9%	—%
Foreign rate differential	(3.1)%	(4.3)%
Change in valuation allowance, net	(33.4)%	(21.5)%
Effective tax rate	—%	—%

For 2021 and 2020, our effective tax rate differs from the amount computed by applying the statutory federal and state income tax rates to net loss before income tax, primarily as the result of state income taxes, R&D credits and changes in our valuation allowance.

The Company did not have deferred tax liabilities as of December 31, 2021 and 2020. Significant components of the Company’s deferred tax assets are presented below:

	Year ended December 31,
	2021	2020
Deferred tax assets:
Net operating loss carryforwards	$41,856	$17,011
Research and development credit carryforward	4,545	2,810
Stock-based compensation	1,040	51
Property and equipment	178	40
Other accruals	734	464
Gross deferred tax assets	48,353	20,376
Valuation allowance	(48,353)	(20,376)
Total deferred tax assets— net	$—	$—

The Company recognizes deferred tax assets to the extent that these assets are more likely than not to be realized. In making such a determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. The Company could not conclude that it was more likely than not that tax benefits from operating losses would be realized and, accordingly, has provided a full valuation allowance against its deferred tax assets. The valuation allowance as of December 31, 2021 was $48,353 which increased from $20,376 at December 31, 2020. The increase in the valuation allowance is primarily due to additional reserve required against net operating losses and research credits generated during the year ended December 31, 2021.

As of December 31, 2021, the Company had $156,584 and $104,555 of federal and state net operating losses available to reduce future taxable income, of which $110 will begin to expire in 2033 for federal tax purposes and $5,041 will begin to expire in 2029 for state tax purposes. Approximately $114,514 of federal net operating loss included above can be carried forward indefinitely.

As of December 31, 2020, the Company had $67,955 and $41,106 of federal and state net operating losses available to reduce future taxable income, which will begin to expire on 2033 for federal and 2035 for state tax purposes.

The Company also has federal and state research and development tax credit carryforwards of $3,373 and $2,854 as of December 31, 2021 and $2,299 and $2,043 as of December 31, 2020. The federal credits begin to expire in 2034 and the state credits have no expiration date.

The Company has completed a Section 382 study through December 31, 2020 to determine whether it had experienced a change in ownership and, if so, whether the tax attributes (NOL and credits) were impaired. As a result of this study, the Company concluded all of its NOLs and credits would be available to use as of December 31, 2020. However future change in ownership may limit the ability to use tax attributes under Section 382. Under Section 382 of the Internal Revenue Code of 1986, as amended, the Company’s ability to utilize NOL or other tax attributes, such as research tax credits, in any taxable year, may be limited if the Company has experienced an “ownership change.” Generally, a Section 382 ownership change occurs if there is a cumulative increase of more than 50 percentage points in the stock ownership of one or more stockholders or groups of stockholders who owns at least 5% of a corporation’s stock within a specified testing period. Similar rules may apply under state tax laws.

Unrecognized Tax Benefits—The following is a tabular reconciliation of the total amounts of unrecognized tax benefits:

	Year ended December 31,
	2021	2020
Unrecognized tax benefits as of the beginning of the year	$1,210	$938
Increases (decreases) related to prior year tax provisions	40	(14)
Increase related to current year tax provisions	431	286
Unrecognized tax benefits as of the end of the year	$1,681	$1,210

The Company recognizes interest and penalties related to income tax matters as a component of income tax expense. As of December 31, 2021 there was no accrued interest nor penalties related to uncertain tax positions.

The Company reports income taxes in accordance with ASC 740, which requires an asset and liability approach in accounting for income taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, as well as net operating loss and tax credit carryforwards. Deferred tax amounts are determined by using the enacted tax rates expected to be in effect when the temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance reduces the deferred tax assets to the amount that is more likely than not to be realized.

The Company has a history of operating losses and has incurred cumulative book losses since its formation. Based upon the history of losses, the Company has determined that it is more likely than not that the deferred tax assets will not be realized, and accordingly, a full valuation allowance has been recorded.

The Company files income tax returns in the U.S., various state jurisdictions, and foreign jurisdictions. The U.S., state and foreign jurisdictions have statutes of limitations that generally range from three to five years. Due to the Company’s net losses, substantially all of its federal, state and local income tax returns are subject to examination for federal and state purposes since inception. The Company is not currently under examination for federal or state income tax purposes.

18.COMMITMENTS AND CONTINGENCIES

The Company primarily leases offices, under noncancellable operating lease agreements that expire from 2022 to 2026. During 2019 the Company entered into a rental agreement for the Company’s headquarters in Dublin, California. Under the agreement the Company is provided an option to extend the lease term one time for a period of five years and the Company received leasehold improvement incentives of $3,845. Leasehold improvement incentives are amortized over the life of the lease.

The Company recognizes rent expense on a straight-line basis over the lease period. Rental expense is principally for leased office space and was $1,876 and $1,942 within operating expenses in the consolidated statements of operations and comprehensive loss for the years ended December 31, 2021 and 2020, respectively. Deferred rent liabilities, including unamortized leasehold improvement incentives, were $3,637 and $4,175 as of December 31, 2021 and 2020 within the consolidated balance sheets.

Future minimum payments as of December 31, 2021 under the noncancellable operating leases are as follows (in thousands):

Operating Leases
Years ended:
2022	$2,393
2023	2,341
2024	2,412
2025	2,484
2026 and after	2,340
Total minimum lease payments	$11,970

Contingencies—The Company may be subject to legal proceedings and claims that arise in the ordinary course of business. Management is not currently aware of any matters that will have a material effect on the financial position, results of operations, or cash flows of the Company.

19.RELATED PARTIES

Revenue, accounts receivable, and contract liabilities for stockholders of the Company who were also related parties were as follows (in thousands) - these stockholders no longer qualified as related parties in 2021:

	Year ended December 31,
	2021	2020
Prototype sales:
Stockholder A	$—	$60
Development contracts:
Stockholder B	$—	$100
Stockholder C	$—	$1,050

	Year ended December 31,
	2021	2020
Accounts receivable:
Stockholder A	$—	$22

	Year ended December 31,
	2021	2020
Contract liabilities (current):
Stockholder B	$—	$65
Stockholder D	$—	$500

Since November 2016, the Company has employed a sibling of Mr. Dussan, the Company’s Chief Technology Officer, who held the position of Sr. Manager of Human Resources at December 31, 2021 and 2020. For the year ended December 31, 2021 and 2020, Mr. Dussan’s sibling received total cash compensation of $136 and $115, respectively. For the year ended December 31, 2021, Mr. Dussan’s sibling was granted 1,860 RSUs. In 2020 he was granted options to purchase 37,208 shares of common stock with an exercise price of $0.63 per share. In addition, he participates in all other benefits that the Company generally offers to all of its employees.

20.SUBSEQUENT EVENTS

Management has evaluated subsequent events through March 28, 2022 and determined that there were no such events requiring recognition or disclosure in the financial statements.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.
Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures that are designed to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have evaluated the effectiveness of our disclosure controls and procedures as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of December 31, 2021. Based on this review, our principal executive officer and principal financial officer have concluded that these disclosure controls and procedures were not effective as of December 31, 2021 due to the material weakness in our internal control over financial reporting described below.

Management’s Report on Internal Control Over Financial Reporting

As discussed elsewhere in this Annual Report on Form 10-K, we completed the Business Combination on August 16, 2021. Prior to the Business Combination, the Company was a special purpose acquisition company formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, or other similar business combination with one or more target businesses. As a result, previously existing internal controls are no longer applicable or comprehensive enough as of the assessment date as the Company’s operations prior to the Business Combination were insignificant compared to those of the Post-Combination Company. The design and implementation of internal control over financial reporting for the Post-Combination Company has required and will continue to require significant time and resources from management and other personnel. Because of this, the design and ongoing development of our framework for implementation and evaluation of internal control over financial reporting is in its preliminary stages. As a result, management was unable, without incurring unreasonable effort or expense, to complete an assessment of our internal control over financial reporting as of December 31, 2021. Accordingly, we are excluding management’s report on internal control over financial reporting pursuant to Section 215.02 of the SEC Division of Corporation Finance’s Regulation S-K Compliance & Disclosure Interpretations.

Based on an initial assessment, we concluded that our internal control over financial reporting was not effective as of December 31, 2021 because of the material weakness described below. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

In connection with our financial statement close process for the year ended December 31, 2021, we identified a material weakness in our internal control over financial reporting resulting from a lack of a sufficient number of qualified personnel within our accounting and IT functions who possessed an appropriate level of expertise to effectively perform the following functions:

•identify, select and apply GAAP sufficiently to provide reasonable assurance that transactions were being appropriately recorded; and
•assess risk and design appropriate control activities over information technology systems and financial and reporting processes necessary to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements.

Management continues to be actively engaged in remediating the material weakness through the development and implementation of systems, processes, and controls over the financial close and reporting process, and has hired additional accounting and finance personnel with technical public company accounting and financial reporting experience. We have also engaged external consultants to assist us in designing, implementing, and monitoring an appropriate system of internal controls. We will also continue to evaluate our IT systems and related processes to enhance our financial statement close process, reduce the number of manual journal entries, and facilitate review controls related to our significant classes of transactions. While we have made progress, the material weakness will not be considered remediated until management designs and implements effective controls that operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

This Annual Report on Form 10-K does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to the rules of the SEC that permit emerging growth companies such as our company to provide only management’s report in the Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

Other than in connection with executing upon the implementation of remediation measures as noted above, there was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarterly period ended December 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated herein by reference our Proxy Statement for the 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the year ended December 31, 2021.

Item 11. Executive Compensation

The information required by this item is incorporated herein by reference our Proxy Statement for the 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the year ended December 31, 2021.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated herein by reference our Proxy Statement for the 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the year ended December 31, 2021.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated herein by reference our Proxy Statement for the 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the year ended December 31, 2021.

Item 14. Principal Accounting Fees and Services

The information required by this item is incorporated herein by reference our Proxy Statement for the 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the year ended December 31, 2021.

Part IV

Item 15. Exhibits, Financial Statement Schedules
The following documents are filed as part of this report:
1.Financial Statements. The financial statements included in “Index to the Consolidated Financial Statements” in Part II, Item 8 are filed as part of this Annual Report on Form 10-K.

2.Financial Statement Schedules. None.

3.Exhibits. Exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Annual Report on Form 10-K.

Exhibit Number	Description	Form	File Number	Exhibit/Appendix Reference	Filing Date	Filed Herewith
2.1†	Merger Agreement, dated as of February 17, 2021, by and among CF Finance Acquisition Corp. III, Merger Sub and AEye	S-4	333-256058	2.1	5/13/2021
2.2	Amendment to the Merger Agreement, dated as of April 30, 2021, by and among CF Finance Acquisition Corp. III, merger Sub and AEye Technologies.	S-4	333-256058	2.2	5/13/2021
3.1	Second Amended and Restated Certificate of Incorporation of AEye, Inc.	8-K	001-39699	3.1	08/23/2021
3.2	Amended and Restated Bylaws of AEye, Inc.	8-K	001-39699	3.2	08/23/2021
4.1	Registration Rights Agreement by and between AEye, Inc. and Tumim Stone Capital LLC, dated December 8, 2021.	8-K/A	001-39699	4.1	12/15/2021
4.2	Warrant Agreement dated November 12, 2020, between Continental Stock Transfer & Trust Company and CF Finance Acquisition Corp. III.	S-4	333-256058	4.1	05/13/2021
4.3	Specimen Warrant Certificate	S-4	333-256058	4.2	05/13/2021
4.5	Description of Securities Registered under Section 12 of the Securities Exchange Act of 1934					X
10.1	Form of PIPE Subscription Agreement	S-4	333-256058	10.1	05/13/2021
10.2	Form of Stockholder Support Agreement, by and among CF Finance Acquisition Corp. III and certain stockholders of AEye, Inc.	8-K	001-39699	10.2	02/17/2021
10.3	Form of Amended and Restated Stockholder Support Agreement, by and among CF Finance Acquisition Corp. III and certain stockholders of AEye, Inc.	S-4	333-256058	10.2	05/13/2021
10.4	Form of Sponsor Support Agreement, by and among CF Finance Acquisition Corp. III, CF Finance Holdings III, LLC and AEye, Inc.	S-4	333-256058	10.3	05/13/2021
10.5	Form of Amendment to Sponsor Support Agreement, by and among CF Finance Acquisition Corp. III, CF Finance Holdings III, LLC and AEye, Inc.	S-4	333-256058	10.4	05/13/2021
10.6	Form of Lock-Up Agreement, by and among CF Finance Acquisition Corp. III, AEye, Inc. and the holder signatory thereto.	S-4	333-256058	10.5	05/13/2021
10.7	Promissory Note dated April 30, 2021.	8-K	001-39699	10.3	05/03/2021
10.8	2021 Equity Incentive Plan	8-K	001-39699	10.1	10/29/2021
10.9	Form of Indemnification Agreement	8-K	001-39699	10.2	08/16/2021
10.10	Office Lease by and between TRT NOIP DUBLIN LP and the company, dated April 26, 2019.	S-4	333-256058	10.9	05/13/2021
10.11	Form of Change in Control Severance Agreement	8-K	001-39699	10.1	03/18/2022
10.12	Common Stock Purchase Agreement by and between AEye, Inc. and Tunim Stone Capital LLC, dated December 8, 2021.	8-K/A	001-39699	10.1	12/15/2021
10.13	Registration Rights Agreement, by and among CF Finance Acquisition Corp. III and the investors listed thereto.	S-4	333-256058	10.6	05/13/2021
21.1	List of Significant Subsidiaries	S-1	333-259554	21.1	09/15/2021
23.1	Consent of Deloitte & Touche LLP					X
31.1
Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15(d)-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
						X
31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15(d)-14(a) under the Securities Exchange Act of 1934, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (formatted as Inline XBRL)					X
† Certain of the exhibits and schedules to this Exhibit have been omitted in accordance with Regulation S-K Item 601(a)(5). The Registrant agrees to furnish a copy of all omitted exhibits and schedules to the SEC upon its request.

* The certifications attached as Exhibit 32.1 that accompanies this Annual Report on Form 10-K is deemed furnished and not filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of AEye, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Annual Report on Form 10-K, irrespective of any general incorporation language contained in such filing.

Item 16. Form 10-K Summary

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: March 28, 2022

AEye, Inc.

By: /s/ Blair LaCorte
Blair LaCorte
Chief Executive Officer and Director
(Principal Executive Officer)

By: /s/ Robert Brown
Robert Brown
Chief Financial Officer and Treasurer
(Principal Financial Officer)

POWER OF ATTORNEY

By signing this Annual Report on Form 10-K below, I hereby appoint each of Blair LaCorte and Robert Brown as my attorney-in-fact to sign all amendments to this Form 10-K on my behalf, and to file this Form 10-K (including all exhibits and other documents related to the Form 10-K) with the Securities and Exchange Commission. I authorize each of my attorneys-in-fact to (1) appoint a substitute attorney-in-fact for himself and (2) perform any actions that he believes are necessary or appropriate to carry out the intention and purpose of this Power of Attorney. I ratify and confirm all lawful actions taken directly or indirectly by my attorneys-in-fact and by any properly appointed substitute attorneys-in-fact.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

By: /s/ Blair LaCorte
Blair LaCorte
Chief Executive Officer and Director
(Principal Executive Officer)
March 28, 2022

By: /s/ Robert Brown
Robert Brown
Chief Financial Officer and Treasurer
(Principal Financial Officer)
March 28, 2022

By: /s/ Carol DiBattiste
Carol DiBattiste
Chair of the Board
March 28, 2022

By: /s/ Timothy J. Dunn
Timothy J. Dunn
Director
March 28, 2022

By: /s/ Luis C. Dussan
Luis C. Dussan
Chief Technology Officer and Director
March 28, 2022

By: /s/ Prof. Dr. Bernd Gottschalk
Prof. Dr. Bernd Gottschalk
Director
March 28, 2022

By: /s/ Wen H. Hsieh
Wen H. Hsieh
Director
March 28, 2022

By: /s/ Dr. Karl-Thomas Neumann
Dr. Karl-Thomas Neumann
Director
March 28, 2022

By: /s/ Sue Zeifman
Sue Zeifman
Director
March 28, 2022