Form 10-Q
period 2022-03-31
AEye, Inc.
filed 2022-05-13
CIK 1818644

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of May 11, 2022, the registrant had 157,354,806 shares of common stock, $0.0001 par value per share, outstanding.

AEye, Inc.
Quarterly Report on Form 10-Q
For the Quarterly Period Ended March 31, 2022

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Form 10-Q”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which involve substantial risks and uncertainties. These statements reflect the current views of management with respect to future events and our financial performance. In some cases, you can identify these statements by forward-looking words such as “outlook,” “believes,” “expects,” “potential,” “continues,” “may,” “will,” “should,” “could,” “seeks,” “approximately,” “predicts,” “intends,” “plans,” “estimates,” “anticipates” or the negative version of these words or other comparable words or phrases, but the absence of these words does not mean that a statement is not forward-looking. These forward-looking statements, which are subject to risks, uncertainties and assumptions about us, may include projections of our future financial performance, our anticipated growth strategies and anticipated trends in our business.

These statements are only predictions based on our current expectations and projections about future events. These statements involve known and unknown risks, uncertainties and other important factors that could cause our actual results, level of activity, performance or achievements to differ materially from the results, level of activity, performance or achievements expressed or implied by the forward-looking statements. Given these risks, uncertainties and other factors, you should not place undue reliance on these forward-looking statements. These factors include the information set forth in Part 1, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 under the heading “Risk Factors” and Part II, Item 1A, of this Quarterly Report under the heading “Risk Factors”, which we encourage you to carefully read. Although we believe the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, level of activity, performance or achievements. We undertake no obligation to update any forward-looking statements made in this Form 10-Q to reflect events or circumstances after the date of this Form 10-Q or to reflect new information or the occurrence of unanticipated events, except as required by law.

PART 1. FINANCIAL INFORMATION
Item 1. Financial statements

AEYE, INC. CONDENSED CONSOLIDATED BALANCE SHEETS (In thousands, except share and par value)
	March 31, 2022	December 31, 2021
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$11,177	$14,183
Marketable securities	132,674	149,824
Accounts receivable, net	292	4,222
Inventories, net	4,254	4,085
Prepaid and other current assets	4,541	5,051
Total current assets	152,938	177,365
Right-of-use assets	15,968	—
Property and equipment, net	5,685	5,129
Restricted cash	2,150	2,150
Other noncurrent assets	1,109	1,509
Total assets	$177,850	$186,153

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,952	$2,542
Accrued expenses and other current liabilities	8,995	8,739
Contract liabilities	1,852	2,287
Total current liabilities	12,799	13,568
Operating lease liabilities, noncurrent	17,323	—
Deferred rent, noncurrent	—	3,032
Other noncurrent liabilities	485	786
Total liabilities	30,607	17,386
COMMITMENTS AND CONTINGENCIES (Note 19)
STOCKHOLDERS’ EQUITY:
Preferred stock—$0.0001 par value: 1,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock—$0.0001 par value: 300,000,000 shares authorized; 156,364,924 and 155,137,237 shares issued and outstanding at March 31, 2022 and December 31, 2021	16	16
Additional paid-in capital	325,350	320,937
Accumulated other comprehensive loss	(1,447)	(391)
Accumulated deficit	(176,676)	(151,795)
Total stockholders’ equity	147,243	168,767
Total liabilities and stockholders’ equity	$177,850	$186,153
The accompanying notes are an integral part of these condensed consolidated financial statements.

AEYE, INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (In thousands, except share and per share data) (Unaudited)
	Three Months Ended March 31,
	2022	2021
REVENUE:
Prototype sales	$335	$233
Development contracts	747	96
Total revenues	1,082	329
Cost of revenue	1,482	617
Gross loss	(400)	(288)
OPERATING EXPENSES:
Research and development	8,576	5,836
Sales and marketing	4,616	1,587
General and administrative	11,330	3,010
Total operating expenses	24,522	10,433
LOSS FROM OPERATIONS	(24,922)	(10,721)
OTHER INCOME (EXPENSE):
Change in fair value of embedded derivative liability and warrant liabilities	(32)	(103)
Interest income and other	424	3
Interest expense and other	(343)	(688)
Total other income (expense), net	49	(788)
Provision for income tax expense	8	—
Net loss	$(24,881)	$(11,509)
PER SHARE DATA
Net loss per common share (basic and diluted)	$(0.16)	$(0.11)
Weighted average common shares outstanding (basic and diluted)	155,515,093	101,362,036
COMPREHENSIVE LOSS:
Net loss	$(24,881)	$(11,509)
Net unrealized loss on available-for-sale securities	(1,056)	—
Comprehensive loss	$(25,937)	$(11,509)

The accompanying notes are an integral part of these condensed consolidated financial statements.

AEYE, INC. CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) For the three months ended March 31, 2022 and 2021 (In thousands, except share data) (Unaudited)
	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2021	—	—	155,137,237	16	320,937	(391)	(151,795)	168,767
Stock-based compensation	—	—	—	—	5,340	—	—	5,340
Issuance of common stock upon exercise of stock options	—	—	656,303	—	222	—	—	222
Issuance of common stock upon vesting of restricted stock units	—	—	856,917	—	—	—	—	—
Taxes related to net share settlement of equity awards	—	—	(285,533)	—	(1,149)	—	—	(1,149)
Unrealized loss on available-for-sale securities	—	—	—	—	—	(1,056)	—	(1,056)
Net Loss	—	—	—	—	—	—	(24,881)	(24,881)
BALANCE—March 31, 2022	—	$—	156,364,924	$16	$325,350	$(1,447)	$(176,676)	$147,243

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
BALANCE—December 31, 2020 (as previously reported)	16,383,725	$62,639	10,838,010	$—	$5,920	$(86,784)	$(18,225)
Retroactive application of recapitalization (Note 2)	(16,383,725)	(62,639)	90,448,635	10	62,629	—	—
Balance as of December 31, 2020, as adjusted	—	—	101,286,645	10	68,549	(86,784)	(18,225)
Stock-based compensation	—	—	—	—	1,610	—	1,610
Issuance of common stock upon exercise of stock options	—	—	171,724	—	85	—	85
Net loss	—	—	—	—	—	(11,509)	(11,509)
BALANCE—March 31, 2021	—	$—	101,458,369	$10	$70,244	$(98,293)	$(28,039)

The accompanying notes are an integral part of these condensed consolidated financial statements.

AEYE, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands) (Unaudited)
	Three Months Ended March 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(24,881)	$(11,509)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	208	245
Noncash lease expense relating to operating lease right-of-use assets	317	—
Noncash interest expense related to bank loans	—	114
Inventory write-downs, net of scrapped inventory	267	—
Change in fair value of embedded derivative liability and warrant liabilities	32	(17)
Stock-based compensation	5,340	1,610
Amortization of debt issuance costs	—	283
Amortization of premiums on marketable securities, net of change in accrued interest	594	—
Changes in operating assets and liabilities:
Accounts receivable, net	3,930	(205)
Inventories, net	(436)	(235)
Prepaid and other current assets	510	332
Other noncurrent assets	400	(2,785)
Accounts payable	(567)	2,494
Accrued expenses and other current liabilities	(645)	873
Operating lease liabilities	(325)	—
Deferred rent	—	(133)
Contract liabilities	(767)	119
Net cash used in operating activities	(16,023)	(8,814)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(774)	(121)
Proceeds from redemption of marketable securities	15,500	—
Net cash provided by (used in) operating activities	14,726	(121)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	222	85
Proceeds from the issuance of convertible notes	—	8,045
Principal payments - bank loan	—	(333)
Taxes paid related to the net share settlement of equity awards	(1,931)	—
Net cash provided by (used in) financing activities	(1,709)	7,797
NET DECREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(3,006)	(1,138)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH—Beginning of period	16,333	16,497
CASH, CASH EQUIVALENTS AND RESTRICTED CASH—Ending	$13,327	$15,359
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$—	$44
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Purchases of property and equipment included in accounts payable and accrued liabilities	$260	$35
Taxes related to net settlement of restricted stock units included in accrued liabilities	$53	$—
Operating lease right-of-use assets obtained in exchange for lease obligations upon adoption of ASC 842	$16,284	$—
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

The Company has funded its operations primarily through the Business Combination and issuances of stock. As of March 31, 2022, the Company’s existing sources of liquidity included cash, cash equivalents and marketable securities of $143.9 million. The Company has incurred losses and negative cash flows from operations. If the Company incurs additional losses in the future, it may need to raise additional capital through issuances of equity and debt. However, management believes that the Company’s existing sources of liquidity are adequate to fund its operations for at least the next 12 months.

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

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant items subject to such estimates and assumptions include investments, embedded derivative and warrant liabilities, fair value of common stock, and stock-based compensation.

Segment Reporting

The Company manages its business on the basis of one reportable and operating segment. Operating segments are defined as components of an enterprise with separate financial information, and are evaluated regularly by the chief operating decision maker, which is our Chief Executive Officer (“CEO”). The CEO decides how to allocate resources and assesses the Company’s performance based upon consolidated financial information. All of the Company's sales were made to customers (in USD) located in the United States, Europe, and Asia through AEye, Inc. Of the $5,685 of net property and equipment as of March 31, 2022, $5,657 is located in the United States and $28 is in Asia.

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

The Company’s concentration of risk related to accounts receivable and accounts payable was determined by evaluating the number of customers and vendors accounting for 10% or more of accounts receivable (“AR”) and accounts payable (“AP”). As of March 31, 2022, AEye had four customers each accounting for 10% or more of AR and one vendor accounting for 10% or more of AP. As of December 31, 2021, AEye had one customer accounting for 10% or more of AR and two vendors accounting for 10% or more of AP. During the three months ended March 31, 2022 and 2021, the Company did not have any write-offs and at March 31, 2022 and 2021 did not record an allowance for doubtful accounts as all accounts receivable amounts are expected to be collected.

For the three months ended March 31, 2022 and 2021, revenue from the Company’s major customers representing 10% or more of total revenue was as follows:

	Three months ended March 31,
	2022	2021
Customer A	58%	*
Customer B	*	58%
Customer C	*	29%
Customer D	32%	*

*Customer accounted for less than 10% of total revenue in the period.

Significant Accounting Policies

The Company's significant accounting policies are disclosed in its Annual Report on Form 10-K for the year ended December 31, 2021. Other than the accounting policy discussed below related to the adoption of Accounting Standards Codification ("ASC") 842, Leases there have been no material change to the Company's significant accounting policies during the three months ended March 31, 2022.

Leases

The Company determines if an arrangement is or contains a lease at inception. The Company evaluates the classification of leases at commencement, and, as necessary, at modification. Operating leases, consisting of office leases, are included in Right-of-use ("ROU") assets, Accrued expenses and other current liabilities, and Operating lease liabilities, noncurrent, on the Company's consolidated balance sheets. The Company did not have any finance leases as of March 31, 2022 and December 31, 2021. ROU assets represent the Company's right to an underlying asset for the lease term and lease liabilities represent the Company's obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. The operating lease ROU asset also includes any lease payments made prior to lease commencement and initial direct costs and excludes lease incentives. Variable lease payments not dependent on an index or a rate are expensed as incurred and are not included within the ROU asset and lease liability calculation. Variable lease payments primarily include reimbursements of costs incurred by lessors for common area maintenance and utilities. As most of the Company's leases do not include an implicit rate, the Company uses the incremental borrowing rate based on the estimated rate of interest for collateralized borrowing over a similar term of the lease payments at commencement date in determining the present value of future payments. The incremental borrowing rate is a hypothetical rate based on the Company's understanding of what its credit rating would be for a secured borrowing when the lease was executed. The Company's lease term includes the noncancelable period, any rent-free periods provided by the lessor, and options to extend or terminate the lease when it is reasonably certain that it will exercise that option. At lease inception, and in subsequent periods as necessary, the Company estimates the lease term based on its assessment of extension and termination options that are reasonably certain to be exercised. Operating lease expense for lease payments is recognized on a straight-line basis over the lease term and is included in operating expenses on the consolidated statements of operations and comprehensive loss. The Company elected to exclude from its balance sheets recognition of leases having a term of 12 months or less (short-term leases) and elected to not separate lease components and non-lease components for its long-term real estate leases.

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

The Company adopted the new standard on January 1, 2022 using the Effective Date Method. Upon adoption, the Company recorded net ROU assets and lease liabilities of $16,284 and $19,921, respectively, and a reversal of deferred rent of $3,032 and there were no cumulative effect adjustments as of January 1, 2022. The standard did not have a material effect on the Company's consolidated statements of operations and comprehensive loss and the consolidated statement of cash flows. The Company elected the transition practical expedient package, which among other things, allows the carryforward of historical lease classifications. The Company will continue to apply ASC Topic 840, Leases, prior to January 1, 2022, including Topic 840 disclosure requirements, in the comparative periods presented. The Company did not elect to apply the hindsight practical expedient, which permits entities to use hindsight in determining the lease term and assessing impairment of right-of-use assets.

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

Immediately prior to the closing of the Business Combination, the Board approved the net exercise of common stock warrants and Series A preferred warrants which provides for the cashless exercise of 61,612 common stock warrants into 57,770 shares of AEye Technologies common stock and 7,353 Series A preferred warrants into 6,949 shares of AEye Technologies common stock at the Transaction Price of 37.21 per share. Upon the Closing, the combined 64,719 shares were cancelled and exchanged for 240,806 shares of the Company’s Class A common stock, after giving effect to the Exchange Ratio.

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

Public and Private Placement Warrants

CF III Warrants issued in connection with the IPO (“Public Warrants”) and in connection with the private placement units held by the Sponsor (“Private Placement Warrants”) to purchase shares of the Company’s common stock, at an exercise price of $11.50 per share, remained outstanding after the closing of the Business Combination. The warrants became exercisable 30 days after the completion of the Business Combination, subject to other conditions, including with respect to the effectiveness of a registration statement covering the shares of common stock underlying such warrants, and will expire 5 years after the completion of the Business Combination or earlier upon redemption or liquidation. The Public Warrants are classified as equity and valued based on the instrument’s publicly listed trading price. The Private Placement Warrants are classified as liabilities and measured at fair value, with changes in fair value each period reported in the consolidated statements of operations and comprehensive loss. The Company uses the Public Warrants listed trading price to value the Private Placement Warrants each reporting period.

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

The Company's financial instruments that are not re-measured at fair value include accounts receivable, prepaid and other current assets, accounts payable, accrued expenses and other current liabilities, convertible notes, and long-term debt. The carrying values of these financial instruments approximate their fair values.

The Company’s financial assets and liabilities measured at fair value on a recurring basis and the level of inputs used for such measurements were as follows (in thousands):

	Fair Value Measured as of March 31, 2022 Using:
	Adjusted Cost	Unrealized losses	Fair Value	Cash and Cash Equivalent	Marketable Securities
Assets
Level 1
Money market funds	$141	$—	$141	$141	$—
Level 2
Asset-backed securities	$26,384	$(217)	$26,167	$—	$26,167
Corporate bonds	35,636	(479)	35,157	—	35,157
Commercial paper	42,166	—	42,166	—	42,166
U.S. Government securities	29,935	(751)	29,184	—	29,184
Total financial assets	$134,262	$(1,447)	$132,815	$141	$132,674
Liabilities
Level 2
Private placement warrant liability	$—	$—	$187	$—	$—
Total financial liabilities	$—	$—	$187	$—	$—

	Fair Value Measured as of December 31, 2021 Using:
	Adjusted Cost	Unrealized losses	Fair Value	Cash and Cash Equivalent	Marketable Securities
Assets
Level 1
Money market funds	$4,863	$—	$4,863	$4,863	$—
Level 2
Asset-backed securities	$26,491	$(68)	$26,423	$—	$26,423
Corporate bonds	48,643	(150)	48,493	—	48,493
Commercial paper	45,145	—	45,145	—	45,145
U.S. Government securities	29,936	(173)	29,763	—	29,763
Total financial assets	$155,078	$(391)	$154,687	$4,863	$149,824
Liabilities
Level 2
Private placement warrant liability	$—	$—	$155	$—	$—
Total financial liabilities	$—	$—	$155	$—	$—

As of March 31, 2022 and December 31, 2021, the Company’s financial assets and liabilities subject to fair value procedures were comprised of the following:

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

Private Placement Warrant Liability: As of March 31, 2022 Level 2 fair value measurements were used for Private Placement Warrant liabilities. Any changes in the fair value of the liability are reflected in Change in fair value of embedded derivative liability and warrant liabilities on the consolidated statements of operations and comprehensive loss. Private Placement Warrant liability is included within other noncurrent liabilities on the consolidated balance sheets.

For the three months ended March 31, 2022 and year ended December 31, 2021, there were no transfers between Level 1 and Level 2 inputs.

4.CASH, CASH EQUIVALENTS, AND RESTRICTED CASH

Cash, cash equivalents (which consists entirely of money market funds) and restricted cash as of March 31, 2022 and December 31, 2021 were as follows (in thousands):

	March 31, 2022	December 31, 2021
	(unaudited)
Cash and cash equivalents	$11,177	$14,183
Restricted cash	2,150	2,150
Total cash, cash equivalents, and restricted cash	$13,327	$16,333

5. INVENTORIES

Inventory, net of write-downs, as of March 31, 2022 and December 31, 2021 were as follows (in thousands):

	March 31, 2022	December 31, 2021
	(unaudited)
Raw materials	$1,810	$1,544
Work in-process	2,432	2,447
Finished goods	12	94
Total inventory, net	$4,254	$4,085

The Company's inventory as of March 31, 2022 and December 31, 2021 was written down by $966 and $1,122, respectively, in order to reduce inventory to the lower of cost or to its net realizable value.

6.PREPAID AND OTHER CURRENT ASSETS

Prepaid and other current assets as of March 31, 2022 and December 31, 2021 were as follows (in thousands):

	March 31, 2022	December 31, 2021
	(unaudited)
Prepaid expenses	$3,203	$3,980
Demonstration units	311	224
Other	1,027	847
Total prepaid and other current assets	$4,541	$5,051

7.     LEASES

The Company primarily leases office facilities in Northern California under noncancelable operating leases expiring at various dates through November 2026. Some of the Company's leases include options to renew, with renewal terms that, if exercised by the Company, extend the lease term from two to five years. The exercise of these renewal options is at the Company's discretion. The Company's lease agreements do not contain any material terms and conditions of residual value guarantees or material restrictive covenants. The Company's short-term lease expense was determined to not be material.

The components of operating lease expenses for the three months ended March 31, 2022 are as follows (in thousands):

March 31, 2022
(Unaudited)
Operating lease cost	$577
Variable lease cost	63
Total operating lease cost	$640

Supplemental cash flow information for the three months ended March 31, 2022 were as follows (in thousands):

March 31, 2022
(Unaudited)
Cash paid for operating leases included in operating cash flows	$586

Supplemental balance sheet information related to operating leases was as follows (in thousands):

As of March 31, 2022
(Unaudited)

Operating lease right-of-use assets	$15,968

Operating lease liabilities:
Operating lease liabilities, current	$2,273
Operating lease liabilities, non-current	17,323
Total operating lease liabilities	$19,596

March 31, 2022
(Unaudited)
Weighted average remaining lease term (in years)	9.65
Weighted average discount rate	5.31%

Maturities of lease liabilities were as follows (in thousands):

Years ended:	Operating leases
2022 (remaining nine months)	$1,745
2023	2,342
2024	2,412
2025	2,484
2026	2,559
Thereafter	13,752
Total lease payments	25,294
Less amount to discount to present value	(5,698)
Present value of lease liabilities	$19,596

Disclosures under ASC 840, Leases

The Company recognizes rent expense on a straight-line basis over the lease period. Rent expense is principally for leased office space and was $473 within operating expenses in the consolidated statements of operations and comprehensive loss for the three months ended March 31, 2021. Deferred rent liabilities, including unamortized leasehold improvement incentives was $3,637 as of December 31, 2021 within the consolidated balance sheet.

Future minimum payments as of March 31, 2021 under the noncancellable operating leases are as follows (in thousands):

Operating Leases
Years ended:
2021 (remaining nine months)	$1,713
2022	2,331
2023	2,342
2024	2,412
2025 and after	4,824
Total minimum lease payments	$13,622

8. PROPERTY AND EQUIPMENT, NET

Property and equipment, net as of March 31, 2022 and December 31, 2021 consists of the following (in thousands):

	March 31, 2022	December 31, 2021
	(unaudited)
Machinery and Equipment	$1,648	$1,444
Computers, software and related equipment	503	268
Office furniture and equipment	367	341
Vehicles	435	342
Leasehold improvements	4,725	4,725
Construction in progress	419	213
Total property and equipment	8,097	7,333
Less accumulated depreciation and amortization	(2,412)	(2,204)
Property and equipment, net	$5,685	$5,129

Depreciation and amortization expense related to property and equipment amounted to $208 and $245 for the three months ended March 31, 2022 and 2021. Disposals of property and equipment were not material for the three months ended March 31, 2022 and 2021.

9. OTHER NONCURRENT ASSETS

Other noncurrent assets as of March 31, 2022 and December 31, 2021 were as follows (in thousands):

	March 31, 2022	December 31, 2021
	(unaudited)
Long-term prepaid expenses	950	1,376
Security deposits	159	133
Total other noncurrent assets	$1,109	$1,509

10. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities as of March 31, 2022 and December 31, 2021 were as follows (in thousands):

	March 31, 2022	December 31, 2021
	(unaudited)
Accrued purchases and other	2,840	1,947
Operating lease liabilities - current	2,273	—
Accrued bonuses	1,763	3,408
Accrued payroll	$1,277	$957
Accrued payroll taxes	498	1,547
Warranty reserve	336	275
Income tax payable	8	—
Deferred rent - current	—	605
Accrued expenses and other current liabilities	$8,995	$8,739

11. BORROWINGS

Silicon Valley Bank Financing Facility

On April 26, 2021, the Company entered into a loan and security agreement (the “Loan Agreement”) with an affiliate of Silicon Valley Bank (“SVB” or the “Lender”) in connection with the non-binding term sheet for a financing facility of up to $10,000 entered into on March 18, 2021. Under the Loan Agreement, the Lender was

obligated to make a term loan advance to the Company of $4,000. Subject to the terms and conditions of the Loan Agreement, and upon the Company’s request, the Lender was obligated to make one term loan advance to the Company of $6,000. The interest rate on the term loan advance is calculated at 8% per annum and payable monthly, in arrears. Upon entering the Loan Agreement, $4,000 was drawn. On May 13, 2021, an additional $6,000 was drawn. The balance of $10,540 for the financing facility, including interest, was repaid on August 20, 2021.

Silicon Valley Bank Credit Facility

On August 16, 2019, the Company entered into a loan and security agreement with SVB. Borrowings under this facility are secured by substantially all the Company’s assets, excluding intellectual property. The term loan’s borrowings are subject to certain financial covenants and restrictions. The Company complied with all financial covenants and restrictions. The balance of $2,333 for the term loan was repaid on September 7, 2021.

Paycheck Protection Program (PPP) Loan

On June 19, 2021, the Company received notice of the Paycheck Protection Program (PPP) forgiveness payment made to SVB by the Small Business Administration in the amount of $2,270 in principal and $27 in interest. This amount represents the forgiveness of the total PPP loan the Company received in 2020 under the PPP Loan provisions of the CARES act.

As of March 31, 2022 and December 31, 2021, there were no borrowings outstanding.

12. CONVERTIBLE NOTES

During 2020, the Company entered into various convertible note agreements (“2020 Notes”) under which the Company may issue convertible equity instruments having an aggregate principal amount of up to $40,000, a 3% accruing dividend (“accrued interest”) and a maturity date of October 31, 2021.

In connection with the Business Combination on August 16, 2021, all outstanding principal of $38,045 and unpaid accrued interest of the 2020 Notes were converted into AEye Technologies’ preferred stock and subsequently were converted into 20,778,097 shares of the Company’s Class A common stock. Accordingly, at March 31, 2022 and December 31, 2021, the convertible notes balance was $0.

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

This redemption feature embedded in the 2020 Notes is considered to be a derivative that is required to be separately accounted for at fair value and subsequently remeasured to fair value at each reporting date. Accordingly, upon issuance of the 2020 Notes, the Company recognized the fair value associated with the embedded derivative which resulted in an embedded derivative liability of approximately $1,520, with an equal and offsetting debt discount. Upon the closing of the Business Combination on August 16, 2021, the embedded derivative was settled. Accordingly, at March 31, 2022 and December 31, 2021, the fair value of the embedded derivative liability was $0.

13. INTEREST EXPENSE AND OTHER

Interest expense and other for the three months ended March 31, 2022 and 2021 consisted of the following (in thousands):

	Three months ended March 31,
	2022	2021
Interest on term loan debt	$—	$137
Interest on PPP loan	—	6
Interest on convertible note	—	278
Amortization of debt discount	—	267
Amortization of premiums on marketable securities, net of accretion of discounts	336	—
Other	7	—
Interest expense and other	$343	$688

14. STOCKHOLDERS’ EQUITY

Class A Common Stock — The Company is authorized to issue 300,000,000 shares of common stock, par value $0.0001 per share. As of March 31, 2022, the Company had 156,364,924 issued and outstanding.

Preferred Stock — The Company is authorized to issue up to 1,000,000 shares of preferred stock, each with a par value of $0.0001 per share. As of March 31, 2022, no shares of preferred stock were issued and outstanding.

Upon the Closing on August 16, 2021, all of the outstanding shares of preferred stock were cancelled and exchanged for shares of the surviving Company’s Class A common stock at the Exchange Ratio of 3.7208, the exchange rate established in the Merger Agreement.

	August 16, 2021 (Closing)
	Preferred stock shares	Exchange ratio	Common stock shares
Series A Convertible preferred stock (pre-combination)	9,226,734	3.7208	34,330,838
Series B Convertible preferred stock (pre-combination)	7,156,991	3.7208	26,629,736
Total	16,383,725		60,960,574

Private and Public Warrants — As of March 31, 2022, the Company had 166,666 Private Placement warrants and 7,666,666 Public warrants outstanding. Each warrant entitles the registered holder to purchase one share of Class A common stock at a price of $11.50 per share.

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

As of March 31, 2022 the Company had not sold any shares to Tumim Stone under the CSPA. On May 6, 2022, the Company filed a Form S-1 registration statement, which relates to the offer and resale of up to 30,865,419 shares of AEye's common stock by Tumim Stone, the selling stockholder.

15. NET LOSS PER SHARE

The following table sets forth the basic and diluted net loss per share attributable to common stockholders for the periods presented (in thousands, except per share data):

	Three months ended March 31,
	2022	2021
Numerator:
Net loss attributable to common stockholders	$(24,881)	$(11,509)
Denominator:
Weighted average common shares outstanding- Basic	155,515,093	101,362,036
Dilutive effect of potential common shares	—	—
Weighted average common shares outstanding- Diluted	155,515,093	101,362,036

Net loss per share attributable to common stockholders - Basic and Diluted	$(0.16)	$(0.11)

Due to net losses for the three months ended March 31, 2022 and 2021, basic and diluted net loss per share were the same, as the effect of all potentially dilutive securities would have been anti-dilutive. The following table sets forth the anti-dilutive common share equivalents for the periods listed:

	Three months ended March 31,
	2022	2021
Common stock options issued and outstanding	28,389,111	31,143,641
Unvested restricted stock units	13,801,742	—
Warrants	7,833,332	256,605
Conversion of convertible notes	—	20,774,995
Total	50,024,185	52,175,241

16. STOCK-BASED COMPENSATION

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

2014 Plan and 2016 Plan

As of August 16, 2021, the Company no longer grants equity awards pursuant to the 2014 Plan or 2016 Plan. The Company had reserved 33,121,391 shares of common stock for issuance under the 2016 Plan and as of March 31, 2022, 1,741,689 RSUs were granted.

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

In connection with the Business Combination on August 16, 2021, $1,500 was paid to an executive in consideration for repurchasing 542,615 of their vested options under the Company’s 2016 Plan.

2021 Equity Incentive Plan

The Incentive Plan became effective immediately upon the closing of the Business Combination on August 16, 2021 and reserved 15,440,430 shares of common stock for issuance under the plan. The Incentive Plan includes an evergreen provision that provides for an annual increase in the number of shares of common stock available for issuance thereunder beginning on January 1, 2022 and ending on January 1, 2032, equal to 5% of the shares of the Company’s common stock outstanding on December 31, 2021 for the first year and by 3% of the total number of shares of common stock outstanding on December 31 of the preceding calendar year for each year thereafter, or a lesser number of shares as determined by the Board of Directors. On January 1, 2022, 7,743,413 shares of common stock were added to the Plan for issuance.

Under the Incentive Plan, RSUs vest depending on their vesting schedule. For newly hired employees, RSUs vest 25% during the month following the recipient’s one year anniversary of their start date. The remaining amounts vest ratably over the next three years. For existing employees, these RSUs vest quarterly over three years. The fair value of the RSU is equal to the fair value of the Company’s common stock on the date of grant.

As of March 31, 2022, 13,413,987 RSUs were granted to certain individuals under the Incentive Plan.

A summary of stock option activity related to the Plans as of March 31, 2022 is as follows:

	Outstanding Stock Options	Weighted Average Exercise Price	Weighted Average Contractual Life (Years)	Aggregate Intrinsic Value
Balance at December 31, 2021	29,238,432	$0.48	7.4	$127,345
Granted	—	—
Exercised	(656,303)	0.34
Forfeited	(193,018)	0.54
Expired	—	—
Repurchased	—	—
Balance at March 31, 2022	28,389,111	$0.49	6.9	$141,445
Vested and expected to vest as of March 31, 2022	28,389,111	$0.49	6.9	$141,445
Vested and exercisable as of March 31, 2022	19,321,613	$0.42	6.3	$97,483

The aggregate intrinsic value is the difference between the current fair value of the underlying common stock and the exercise price for in-the-money stock options.

The following table summarizes the RSU award activity under the Plans:

	Shares	Weighted Average Grant date Fair Value per Share
Unvested at December 31, 2021	7,434,743	5.80
Granted	7,241,916	4.45
Forfeited	(18,000)	4.47
Vested	(856,917)	5.59
Unvested at March 31, 2022	13,801,742	4.92

The total fair value of RSUs that vested during the three months ended March 31, 2022 was $3,472.

Stock-Based Compensation Expense —The following table summarizes stock-based compensation expense recorded in each component of operating expenses in the Company’s consolidated statements of operations and comprehensive loss for the three months ended March 31, 2022 and 2021 (in thousands):

	Three months ended March 31,
	2022	2021
Research and development	$1,223	$621
Sales and marketing	906	358
General and administrative	3,211	631
Total stock-based compensation	$5,340	$1,610

The weighted-average grant date fair value of options granted during the three months ended March 31, 2022 and 2021 was $0 as no options were granted during these periods.

As of March 31, 2022, the Company had $8,360 of unrecognized compensation expense for related stock option grants. This cost is expected to be recognized over an estimated weighted average period of 1.94 years. The total unrecognized compensation expense for RSUs was $64,895 as of March 31, 2022 which is expected to be recognized over an estimated weighted average period of 3.18 years.

The Company estimates the fair value of its options on grant date using the Black-Scholes option-pricing model, which requires the input of subjective assumptions as discussed below, including the expected stock price volatility over the expected term of the award, actual and projected employee stock option exercise behaviors, the risk-free interest rate for the expected term of the award, and expected dividends. The risk-free interest rate is based on the yields of U.S. Treasury securities with maturities similar to the expected term of the options for each option group. Each of these inputs are based on highly subjective assumptions and require significant judgment. For the three months ended March 31, 2022, the Company granted no new options.

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

17. REVENUE

Sale of Prototypes

The Company recorded revenue for prototype sales of $335 and $233 in the three months ended March 31, 2022 and 2021 respectively. These arrangements typically have one performance obligation which is satisfied at the point of delivery or shipment to the customer. The Company does not incur significant contract costs in fulfilling or obtaining their contracts with customers.

Development contracts

The Company has entered into research and development contracts with companies primarily in the auto, transportation, and electronic display industry. Revenue from these arrangements is recognized when the Company satisfies performance obligations in the contract, which can result in recognition at either a point in time or over time. The Company assessed the number of performance obligations associated with the promises under each agreement, primarily the delivery of customized 4SightTM perception-related goods and services, and recognized $747 and $96 in revenue for performance obligations satisfied during the three months ended March 31, 2022 and 2021 respectively, in the consolidated statements of operations and comprehensive loss.

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

	Three months ended March 31,
	2022	2021
Revenue by primary geographical market:
United States	1,021	233
Europe	40	—
Asia	21	96
Total	1,082	329

Revenue by timing of recognition:
Recognized at a point in time	555	313
Recognized over time	527	16
Total	1,082	329

Contract Liabilities

Contract liabilities consisted of the following as of March 31, 2022 (in thousands):

As of March 31, 2022
Contract liabilities, current	$1,852
Contract liabilities, noncurrent	299
Total	$2,151

Contract liabilities, noncurrent are included in other noncurrent liabilities on the consolidated balance sheet.

The following table shows the significant changes in contract liabilities balance as of March 31, 2022 and 2021 (in thousands):

	Three months ended March 31,
	2022	2021
Beginning balance	$2,918	$660
Revenue recognized that was included in the contract liabilities beginning balance	(767)	(16)
Increase due to cash received and not recognized as revenue and billings in excess of revenue recognized during the period	—	135
Ending balance	$2,151	$779

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

18. INCOME TAXES

Prior to the Business Combination, AEye Technologies and CF III filed separate standalone federal, state, and local income tax returns. As a result of the Business Combination, the Company will file a consolidated income tax return. For legal purposes, CF III acquired AEye Technologies, and the transaction represents a reverse acquisition for federal income tax purposes. CF III will be the parent of the consolidated group with AEye Technologies as a subsidiary, but in the year of the closing of the Business Combination, AEye Technologies will file a full-year tax return with CF III joining in the return the day after the Closing.

For the three months ended March 31, 2022 and 2021, the Company recorded $8 and $0 provision for income taxes, respectively. The change in income tax provision was primarily due to changes in pretax income (loss) in the United States and certain foreign entities and changes in tax rates. The income tax rates vary from the federal and state statutory rates due to the valuation allowances on the Company's net operating losses and foreign tax rate differences. The Company computes its quarterly income tax provision by using a forecasted annual effective tax rate and adjusts for any discrete items arising during the quarter. The Company does not provide for federal income taxes on the undistributed earnings of its foreign subsidiaries as such earnings are to be reinvested indefinitely outside the U.S.

19. COMMITMENTS AND CONTINGENCIES

Legal matters

The Company may be subject to legal proceedings and claims that arise in the ordinary course of business. Management is not currently aware of any matters that will have a material effect on the financial position, results of operations, or cash flows of the Company.

20. RELATED PARTIES

Since November 2016, the Company has employed a sibling of Mr. Dussan, the Company’s Chief Technology Officer, who held the position of Director, Human Resources and Sr. Manager of Human Resources at March 31, 2022 and 2021, respectively. For the three months ended March 31, 2022 and 2021, Mr. Dussan’s sibling received total cash compensation of $53 and $32, respectively. For the three months ended March 31, 2022, Mr. Dussan’s sibling was granted 22,500 RSUs. Mr. Dussan's sibling was not granted any equity awards for the three months ended March 31, 2021. In addition, he participates in all other benefits that the Company generally offers to all of its employees.

21. SUBSEQUENT EVENTS

On May 10, 2022, the Company's stockholders approved the 2022 Employee Stock Purchase Plan (the "ESPP"), authorizing 2,000,000 shares of common stock to be reserved for issuance under the ESPP. The first offering to the Company's employees to purchase shares under the ESPP will begin on November 1, 2022. Each employee who is a participant in the ESPP may purchase shares by authorizing contributions at a minimum of 1% up to a maximum of 10% of his or her compensation for each pay period, which will then be used to purchase shares on the last business day of the purchase period at a price equal to 85% of the lowest fair market value of the shares during the offering period, as defined in the ESPP.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We are a provider of high-performance, active lidar systems technology for vehicle autonomy, advanced driver-assistance systems, or ADAS, and robotic vision applications. With a sophisticated workforce of leaders and researchers, we have developed an artificial intelligence technology that enables adaptive “intelligent sensing,” differentiating us in the marketplace from our competition. Our proprietary software-definable 4SightTM Intelligent Sensing Platform combines solid-state active lidar, an optionally fused low-light HD camera, and integrated deterministic artificial intelligence to capture more intelligent information with less data, enabling faster, more accurate, and more reliable perception of the surroundings.

We were founded in 2013 by Luis Dussan, our Chief Technology Officer, to create a deterministic AI-driven sensing system that performs better than the human eye and visual cortex. Mr. Dussan’s experience developing mission-critical targeting systems for fighter jets and ground troops on behalf of the U.S. military provided him with the background to develop a differentiated approach to visual sensing. While traditional sensing systems passively collect data, our active 4SightTM Intelligent Sensing Platform leverages principles from automated targeting systems and biomimicry to scan the environment, while intelligently focusing on what matters in order to enable safer, smarter, and faster decisions in complex scenarios. From our inception, our culture has drawn from esteemed scientists and electro-optics engineers from the National Aeronautics and Space Administration, or NASA, Lockheed Martin Corporation, Northrop Grumman Corporation, the U.S. Air Force, and the Defense Advanced Research Projects Agency, or DARPA, to create the highest performing sensing and perception system for the most challenging situations, ensuring the highest levels of safety for autonomous driving.

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

In pursuing this strategy, we have partnered with leading Tier 1 automotive suppliers including Continental AG, HELLA GmbH & Co. KG aA, Aisin Corporation, and ZKW Group GmbH (an affiliate of LG Electronics Inc.). One of our Tier 1 partners is currently in the process of bidding for long range lidar series production awards with OEMs that are expected to represent a substantial portion of our 2026 forecasted revenues. The main markets for lidar, including Automotive, Industrial, and Mobility, are projected to see significant growth in both the near and long term. We believe this expected growth will allow us to achieve greater market share as well as pursue specialization opportunities like highway autonomous driving applications that benefit from our products. We expect that lidar will be a required sensing solution across many end markets, and we intend to be the leading solutions provider in these spaces.

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

The Business Combination was accounted for as a reverse recapitalization, in accordance with U.S. GAAP. Under this method of accounting, AEye Technologies was treated as the accounting acquirer, meaning CF III was treated as the acquired company for financial reporting purposes. This determination is primarily based on AEye Technologies’ stockholders comprising a relative majority of the voting power of the combined entity and having the ability to nominate the majority of the governing body of the combined entity. Additionally, AEye Technologies’ senior management comprise the senior management of the combined entity and AEye Technologies’ operations comprise the ongoing operations of the combined entity. Accordingly, for accounting purposes, the financial statements of the combined entity will represent a continuation of the financial statements of AEye Technologies, and the Business Combination will be treated as the equivalent of AEye Technologies issuing stock for the net assets of CF III, accompanied by a recapitalization. The most significant change in AEye Technologies’ financial position and results of the business combination was an increase in cash of $256,811, before transaction costs. Total non-recurring transaction costs incurred for this transaction were $52,661.

Upon the closing of the Business Combination, we began trading under the symbols “LIDR” and “LIDRW” on the Nasdaq Stock Market LLC, or Nasdaq. We anticipate that we will continue to hire additional personnel and implement procedures and processes to address public company regulatory requirements and customary practices. We have incurred and expect to incur additional annual expenses as a public company for, among other things, directors’ and officers’ liability insurance, director fees, and additional internal and external accounting and legal and administrative resources, including increased audit and legal fees.

COVID-19 Impact

The extensive impact of the pandemic caused by the COVID-19 pandemic has resulted and will likely continue to result in significant disruptions to the global economy, as well as businesses and capital markets around the world, despite the reports of declines in severity. The ongoing COVID-19 pandemic has disrupted and affected our business operations, which has led to business and supply chain disruptions, as well as broad changes in its supply and demand. For example, our offices and R&D and manufacturing have been, and from time-to-time may continue to be, impacted due to national and regional government declarations requiring closures, quarantines and travel restrictions.

The continued impact of the COVID-19 pandemic on our operational and financial performance will depend on various future developments, including the duration and spread of the outbreak and impact on our customers, suppliers, and employees, all of which is uncertain at this time. We expect the COVID-19 pandemic may adversely impact our future revenue and results of operations but we are unable to predict at this time the size and duration of this adverse impact. At the same time, we have seen some signs of positive effects for our long-term business prospects and partnerships during the pandemic. We believe automakers perceive the incorporation of lidar solutions in new models as a long-term strategic initiative that will be necessary for future growth and are therefore beyond the direct impact of the COVID-19 pandemic, although the timing of the incorporation will likely be impacted by the pandemic. For more information on our operations and risks related to epidemics, including COVID-19, please see the section of this Quarterly Report on Form 10-Q entitled “Risk Factors.”

Key Factors Affecting Our Operating Results

We believe that its future performance and success depends to a substantial extent on its ability to capitalize on the following opportunities, which in turn is subject to significant risks and challenges, including those discussed below and the risk factors described in the section of this Quarterly Report on Form 10-Q entitled “Risk Factors.”

We are subject to those risks common in the technology industry and also those risks common to early stage companies including, but not limited to, the possibility of not being able to successfully develop or commercialize its products; attract new customers and retain existing customers; develop and protect intellectual property; comply with existing and new or modified laws and regulations applicable to its business; maintain and enhance the value of its reputation and brand; hire, integrate, and retain talented people at all levels of its organization and successfully develop new solutions to enhance the experience of customers.

Market Trends and Uncertainties

We anticipate growing demand for its 4SightTM Intelligent Sensing Platform across three major markets - Automotive, Industrial, and Mobility. We also anticipate that the total addressable market for lidar-based perception technology to grow to $42 billion by 2030. Within those markets, we are targeting attractive segments, including advanced driver-assistance systems, or ADAS, autonomous driving, commercial trucking, robo-taxis, and various Industrial and Mobility market segments such as mining, aviation, shuttles, railway, and intelligent transportation systems, or ITS. This provides us with multiple opportunities for sustained growth by enabling new applications and product features across these market segments. However, as our customers continue R&D projects to commercialize solutions that rely on lidar technology, it is difficult to estimate the timing of ultimate end market and customer adoption. In the Automotive market for example, which accounted for 58% and 35% of revenue in the three months ended March 31, 2022 and 2021, respectively, our growth and financial performance will be heavily influenced by our ability to successfully integrate into OEM programs that require years of development, testing, and validation. Because of the size and complexity of these OEM programs, we see our existing Tier 1 partnerships as a substantial competitive advantage given their large scale, mass-production capabilities, and existing OEM customer relationships. Our primary focus in Automotive is on ADAS for passenger and commercial vehicle autonomy, particularly highway autonomy applications. We believe that growth in that market is driven by both more stringent safety regulations and consumer demand for vehicles offering increased safety. We will need to anticipate and adapt to any changes in the regulatory environment, as well as changes in consumer demand in order to take advantage of this opportunity.

Additionally, we are increasing our investments in international operations and partnerships that will position us to expand our business globally and meet growing demand in the international markets. This is an important part of our core strategy and may expose us to additional factors such as foreign currency risk, additional operating costs, and other risks and challenges that may impact the ability to meet projected sales and margin targets.

Partnerships and Commercialization

Our technology is designed to be a key enabler of autonomous solutions for Automotive, Industrial, and Mobility market applications. Because our technology must be integrated into a broader solution by our customers, it is critical that we achieve design wins with these customers. The timing of these design wins varies based on the market and application. Achieving a design win with an OEM within the Automotive market may take considerably longer than a design win with customers in the Industrial or Mobility markets. We consider design wins to be critical to our future success, although the revenue generated by each design win and the time necessary to achieve such a win can vary significantly, making it difficult to predict our financial performance.

Our revenue and profitability will be dependent upon our success in licensing our technology to Tier 1 automotive suppliers, such as Continental, which represented 58% and 6% of revenue in the three months ended March 31, 2022 and 2021, respectively, that intend to use our technology in volume production of lidar sensors for OEMs. Delays of autonomy programs from OEMs that we are currently or will be working with through our Tier 1 partners could result in us being unable to achieve our revenue targets and profitability in the timeframe we anticipate. Our revenue and profitability will be further dependent upon both our success in selling our lidar solutions to customers in the Industrial and Mobility markets.

Gross Margin Improvement

Our gross margins will depend on numerous factors, including, among others, the selling price of our products, pricing of our development contracts with customers, royalty rates on licenses we grant to our customers, unit volumes, product mix, component costs, personnel costs, contract manufacturing costs, overhead costs, and product features. In the future, we expect to generate attractive gross margins from licensing our lidar technology and software to our Tier 1 partners in Automotive, and we expect those licenses will begin generating revenue for us in 2024. We also sell our own lidar solutions to customers in the Industrial and Mobility markets utilizing low-cost components that are sourced from the Tier 2 automotive supply chain and assembled by our contract manufacturing partners. If our Tier 1 partners in Automotive do not achieve the volumes that we expect, then the cost of the components we use to address the Industrial and Mobility markets may be higher than we currently anticipate and may impact our gross margins and our ability to achieve profitability.

To date, our revenue has been generated through development contracts with OEMs and Tier 1 suppliers to the OEMs, as well as unit sales of our products. The development contracts primarily focus on customization of our proprietary 4Sight capabilities to the customers’ applications, typically involving software implementation to assist with sensor connection and control, customization of scan patterns, and enhancement of particular perception capabilities to meet specific customer needs. In general, development contracts that require more complex configurations have higher prices. We expect development contracts to represent a smaller share of our total revenue over time, as we increase our focus on technology licensing and product sales. We expect our gross margins from the sale of products to improve over time as we outsource volume production of our lidar sensors to contract manufacturers, which will both increase unit volumes and reduce the cost per unit. In September 2021, we commenced our transition process to contract manufacturers which we expect to be complete in mid- to late 2022.

Investment and Innovation

Our proprietary adaptive, intelligent lidar technology delivers industry-leading performance that helps to solve the most difficult challenges in delivering partial or full autonomy. While traditional sensing systems passively collect data, our active 4Sight Intelligent Sensing Platform leverages principles from automated targeting systems and biomimicry to scan its environment, while intelligently focusing on what matters in order to enable safer, smarter, and faster decisions in complex scenarios.

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

Basis of Presentation

We currently conduct our business through one operating segment.

Components of Results of Operations

Total Revenues

We categorize our revenue as (1) prototype sales and (2) development contracts. In 2022 and 2021, our prototype revenue primarily related to unit sales of the company’s 4Sight M product. Revenue from prototype sales is typically recognized at a point in time when the control of goods is transferred to the customer, generally upon delivery or shipment to the customer.

Development contracts represented the majority of our total revenues in 2022 and 2021. Revenue from development contracts are earned from R&D activities and collaboration with OEMs and Tier 1 suppliers to the OEMs. These contracts primarily focus on customization of our proprietary 4Sight capabilities to the customers’ applications, typically involving software implementation to assist with sensor connection and control, customization of scan patterns, and enhancement of perception capabilities to meet specific customer needs. Revenue from development contracts is recognized when we satisfy performance obligations in the contract, which can result in recognition at either a point in time or over time. This assessment is made at the outset of the arrangement for each performance obligation.

Cost of Revenue

Cost of revenue includes the costs directly associated with the production of prototypes and certain costs associated with development contracts. Such costs for prototypes are direct materials, direct labor, indirect labor, warranty expense, and allocation of overhead. Costs associated with development contracts include the direct costs and allocation of overhead costs involved in the execution of the contracts.

Operating Expenses

Research and Development

Our research and development, or R&D, efforts are focused primarily on hardware, software, and system engineering related to the design and development of our advanced lidar solutions. R&D expenses include:

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

Sales and Marketing

Our sales and marketing, or S&M, efforts are focused primarily on sales, business development, and marketing programs in pursuit of revenue contracts from potential and existing customers. S&M expenses include:

•personnel-related expenses, including salaries, benefits, bonuses, and stock-based compensation expense;
•demonstration equipment;
•trade shows expenses, advertising, and promotions expenses for press releases and other public relations services; and
•allocated overhead expenses.

We expect our S&M expenses to grow over time as we continue to expand our sales and marketing efforts to support the anticipated growth of our business.

General and Administrative

Our general and administrative, or G&A, spending supports all business functions. G&A expenses include:

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

Change in Fair Value of Warrant Liabilities

Change in fair value of warrants are non-cash changes and primarily consists of changes in fair value related to the warrant liabilities. The warrant liabilities are classified as marked-to-market liabilities pursuant to ASC 480 and the corresponding increase or decrease in value impacts our net loss.

Interest Income, Interest Expense and Other

Interest income consists primarily of interest earned on our cash, cash equivalents, and marketable securities. These amounts will vary based on our cash and cash equivalents balances and market rates. Interest expense consisted primarily of interest on our borrowings and convertible notes and amortization of debt issuance costs and discount.

Upon the closing of the Business Combination, the borrowings were repaid with any remaining debt issuance costs and discounts expensed. The pre-combination convertible notes and accrued interest were settled and converted to Class A common stock. See additional discussion in Note 2 to our condensed consolidated financial statements.

Results of Operations

Comparison of the Three Months Ended March 31, 2022 and 2021

The results of operations presented below should be reviewed in conjunction with the consolidated financial statements and notes included elsewhere in this report. The following table sets forth our consolidated results of operations data for the three months ended March 31, 2022 and 2021 (in thousands, except for percentages):

	Three Months Ended March 31,		Change	Change
	2022	2021	$	%
Prototype sales	$335	$233	$102	44%
Development contracts	747	96	651	678%
Total revenues	1,082	329	753	229%
Cost of revenue	1,482	617	865	140%
Gross (loss) profit	(400)	(288)	(112)	39%
Research and development	8,576	5,836	2,740	47%
Sales and marketing	4,616	1,587	3,029	191%
General and administrative	11,330	3,010	8,320	276%
Total operating expenses	24,522	10,433	14,089	135%
Loss from operations	(24,922)	(10,721)	(14,201)	132%
Change in fair value of embedded derivative and warrant liabilities	(32)	(103)	71	(69)%
Interest income and other	424	3	421	14,033%
Interest expense and other	(343)	(688)	345	(50)%
Total other income (expense), net	49	(788)	837	(106)%
Provision for income tax expense	8	$—	$8	100%
Net loss	$(24,881)	$(11,509)	$(13,372)	116%

Revenue

Prototype Sales

Prototype sales increased by $102, or 44%, to $335 for the three months ended March 31, 2022 from $233 for the three months ended March 31, 2021. This increase was primarily due to an increase in 4Sight M unit sales.

Development Contracts

Development contracts increased by $651, or 678%, to $747 for the three months ended March 31, 2022, from $96 for the three months ended March 31, 2021. The increase was primarily due to revenue recognized in the current year from a large Tier 1 automotive supplier contract.

Cost of Revenue

Cost of revenue increased by $865, or 140%, to $1,482 for the three months ended March 31, 2022, from $617 for the three months ended March 31, 2021. This increase was primarily due to the increase in prototype sales and the cost of revenue associated with the Tier 1 automotive supplier contract.

Operating Expenses

Research and Development

Research and development expenses increased by $2,740, or 47%, to $8,576 for the three months ended March 31, 2022, from $5,836 for the three months ended March 31, 2021. This increase was primarily driven by increases in consumption of parts from inventory of $1,142, stock-based compensation expense of $573, personnel costs of $2,323, and information technology expense of $266, partially offset by a decrease in outsourced research and development work of $898.

Sales and Marketing

Total sales and marketing expenses increased by $3,029, or 191%, to $4,616 for the three months ended March 31, 2022, from $1,587 for the three months ended March 31, 2021. This increase was primarily due to increases in marketing program spend of $443, stock-based compensation expense of $527, and personnel costs of $1,441.

General and Administrative

Total general and administrative expenses increased by $8,320, or 276%, to $11,330 for the three months ended March 31, 2022, from $3,010 for the three months ended March 31, 2021. This increase was primarily due to an increase in administrative expense, including professional accounting and legal fees of $2,372, directors' and officers' insurance of $1,259, stock-based compensation expense of $2,471, and personnel costs of $1,988.

Change in Fair Value of Embedded Derivative and Warrant Liabilities

Change in fair value of embedded derivative and warrant liabilities decreased by $71, or 69%, to $32 for the three months ended March 31, 2022, from $103 for the three months ended March 31, 2021. This decrease was primarily due to a smaller change in the fair value of the warrant liabilities in the current period compared to prior period.

Interest Income and Other

Interest income and other increased by $421 to $424 for the three months ended March 31, 2022, from $3 for the three months ended March 31, 2021. This increase was primarily due to the interest earned on our marketable securities of $421.

Interest Expense and Other

Interest expense and other decreased by $345, or 50%, to $343 for the three months ended March 31, 2022, from $688 for the three months ended March 31, 2021. This decrease was primarily due to the $688 of prior period interest expense not recurring in the current year given the Company no longer has outstanding debt. This is offset by $336 of amortization of premiums on marketable securities, net of accretion of discounts, in the current period.

Provision for Income Tax Expense

Provision for income tax expenses increased to $8 for the three months ended March 31, 2022, from $0 for the three months ended March 31, 2021. This increase is primarily due to changes in pretax income (loss) in the United States and certain foreign entities and changes in tax rates.

Net Loss

Net loss increased by $13,372, or 116%, to $24,881 for the three months ended March 31, 2022, from $11,509 for the three months ended March 31, 2021. This increase was primarily due to an increase in operating expenses.

Liquidity and Capital Resources

Sources of Liquidity

Our capital requirements will depend on many factors, including sales volume, the timing and extent of spending to support R&D efforts, investments in information technology systems, the expansion of sales and marketing activities, increased costs as we continue to hire additional personnel, and market adoption of new and enhanced products and features. As of March 31, 2022, our cash, cash equivalents, and marketable securities totaled $143.9 million.

To date, our principal sources of liquidity have been proceeds received from the issuance of equity. In December 2021 the Company entered into a Common Stock Purchase Agreement, or CSPA, with Tumim Stone Capital LLC, whereby we will have the right, but not the obligation, to issue and sell to Tumim Stone, over a 36-month period, up to $125,000,000 of the Company’s common stock once we file the registration statement covering the resale of registrable securities under the CSPA and such registration statement is deemed effective by the SEC. As of March 31, 2022, no shares were issued under this CSPA. On May 6, 2022, the Company filed a Form S-1 registration statement, which relates to the offer and resale of up to 30,865,419 shares of our common stock by Tumim Stone, the selling stockholder. Until we can generate sufficient revenue from the sale of our products to cover operating expenses, working capital, and capital expenditures, we expect the funds raised in the Business Combination, PIPE financing, as well as any future funds from the CSPA, to fund our near term cash needs.

If we are required to raise additional funds by issuing equity securities, dilution of stockholders will likely result. Any debt securities issued may also have rights, preferences, and privileges senior to those of holders of our common stock. The terms of debt securities or borrowings could impose significant restrictions on our operations. The credit market and financial services industry have in the past, and may in the future, experience periods of uncertainty that could impact the availability and cost of equity and debt financing.

For the three months ended March 31, 2022 and 2021, we had a net loss of $24,881 and $11,509, respectively. We anticipate that we will continue to incur losses for at least the next several years. We expect that our research and development, selling and marketing, and general and administrative expenses will continue to be significant and, as a result, we may need additional capital resources to fund our operations. We believe that the net proceeds from the Business Combination and CSPA with Tumim Stone, together with our existing cash, cash equivalents, and marketable securities, will enable us to fund our operating expenses, working capital, and capital expenditure requirements for a period of at least twelve months from March 31, 2022. Our plans for the use of cash in the long-term (beyond the twelve months indicated above) are similarly related to funding operating expenses, working capital, and capital expenditure requirements as we continue to scale the business. For additional information regarding our cash requirements from lease obligations and contractual obligations, see Notes 7 and 19 in the Notes to the Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report on Form 10-Q.

Cash Flow Summary

	Three months ended March 31,
	2022	2021
	(in thousands)
Net cash provided by (used in):
Operating activities	$(16,023)	$(8,814)
Investing activities	$14,726	$(121)
Financing activities	$(1,709)	$7,797

Operating Activities

For the three months ended March 31, 2022, net cash used in operating activities was $16,023. Factors affecting our operating cash flows during this period were net loss of $24,881, offset by stock-based compensation of $5,340, depreciation and amortization of $208, inventory write-downs of $267, and amortization of premiums on marketable securities, net of changes in accrued interest of $594. Within operating activities, the net changes in operating assets and liabilities were cash used of $2,100, primarily driven by an increase in inventories of $436 and decreases in accrued expenses and other current liabilities of $645, accounts payable of $567, and contract liabilities of $767, offset by decreases in prepaids and other current assets of $510 and accounts receivable of $3,930.

For the three months ended March 31, 2021, net cash used in operating activities was $8,814. Factors affecting our operating cash flows during this period were net loss of $11,509, offset by stock-based compensation of $1,610, depreciation and amortization of $245, and amortization of debt issuance costs of $283. Within operating activities net changes in operating assets and liabilities was cash provided of $460, primarily driven by an increase in accounts payable of $2,494 and accrued expenses and other current liabilities of $873, offset by an increase in other noncurrent assets of $2,785.

Investing Activities

For the three months ended March 31, 2022, net cash provided by investing activities was $14,726. The primary factor affecting net cash provided by investing activities during this period were the proceeds from redemption of marketable securities of $15,500.

For the three months ended March 31, 2021, net cash used in investing activities was $121, due to the purchase of lab and testing equipment, test vehicles, and computer equipment of $121 associated with growth of our employee base.

Financing Activities

For the three months ended March 31, 2022, net cash used in financing activities was $1,709. The primary factors affecting our financing cash flows during this period were payments for taxes related to net settlement of equity awards of $1,931, partially offset by proceeds from the exercise of stock options of $222.

For the three months ended March 31, 2021, net cash provided by financing activities was $7,797. The primary factor affecting our financing cash flows during this period were the proceeds from the issuance of convertible notes of $8,045, partially offset by principal payments of bank loans of $333.

Critical Accounting Policies and Estimates

Our condensed consolidated financial statements are in accordance with U.S. GAAP. We are required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated financial statements, the reported amounts of revenues and expenses during the reporting periods, fair value measures, and the related disclosures in the condensed consolidated financial statements. Our actual results could differ significantly from these estimates due to changes in judgments, assumptions, and conditions as a result of unforeseen events or otherwise, which could have a material impact on our financial position and results of operations. We believe our critical accounting policies involve the greatest degree of judgment and complexity and have the greatest potential impact on our condensed consolidated financial statements.

During the three months ended March 31, 2022, there were no significant changes in our critical accounting policies and estimates as compared to those previously disclosed in "Critical Accounting Policies and Estimates" in "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in our 2021 Annual Report on Form 10-K.

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

We are an “emerging growth company” as defined in Section 2(a) of the Securities Act, and we have elected to take advantage of the benefits of the extended transition period for new or revised financial accounting standards. Following the closing of the Business Combination, our Post-Combination Company will remain an emerging growth company until the earliest of (i) the last day of the fiscal year in which the market value of common stock that is held by non-affiliates exceeds $700 million as of the end of that year’s second fiscal quarter, (ii) the last day of the fiscal year in which the Company has total annual gross revenue of $1.07 billion or more during such fiscal year (as indexed for inflation), (iii) the date on which the Company has issued more than $1.0 billion in non-convertible debt in the prior three-year period, or (iv) December 31, 2025. We expect to continue to take advantage of the benefits of the extended transition period, although we may decide to adopt such new or revised accounting standards early to the extent permitted by such standards. This may make it difficult or impossible to compare our financial results with the financial results of another public company that is either not an emerging growth company or is an emerging growth company that has chosen not to take advantage of the extended transition period exemptions because of the potential differences in accounting standards used.

Recent Accounting Pronouncements

See Note 1 to our financial statements included elsewhere in this Quarterly Report on Form 10-Q for recently adopted accounting pronouncements and recently issued accounting pronouncements not yet adopted as of the date of this Quarterly Report on Form 10-Q.

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

Interest Rate Risk

As of March 31, 2022, we had cash, cash equivalents, and marketable securities of $143,851, which consisted primarily of deposits in our bank accounts, money market funds, and marketable securities. Such interest-earning instruments carry a degree of interest rate risk. Our investment policy is focused on the preservation of capital and supporting our liquidity needs. We invest in highly rated securities, while limiting the amount of credit exposure to any one issuer, other than the U.S. government. A hypothetical 10% change in interest rates would not have a material impact on our financial condition or results of operations due to the short-term nature of our cash, cash equivalents, and marketable securities.

Credit Risk

Our concentration of credit risk is determined by evaluating each customer and each vendor that accounts for more than 10% of our accounts receivable and accounts payable, respectively. As of March 31, 2022, there were four customers each accounting for 10% or more of our accounts receivable and one vendor accounting for 10% or more of our accounts payable.

We perform credit evaluations as needed and generally do not require collateral for our customers. We analyze accounts receivable, historical percentages of uncollectible accounts, and changes in payment history when evaluating the adequacy of the allowance for doubtful accounts for potential credit losses on customers’ accounts. At March 31, 2022 and 2021, we did not have write-offs and did not record an allowance for doubtful accounts on the consolidated balance sheets.

Foreign Currency Exchange Risk

Our foreign currency exchange gains and losses have been generated primarily from fluctuations in the euro versus the U.S. dollar, and the Japanese yen versus the U.S. dollar. The functional currency of all our entities is the U.S. dollar. Monetary assets and liabilities and transactions denominated in currencies other than an entity’s functional currency are remeasured into its functional currency using current exchange rates, whereas non-monetary assets and liabilities are remeasured using historical exchange rates. We recognize gains and losses from such remeasurements within interest income and other, or interest expense and other, as applicable on the consolidated statements of operations and comprehensive loss in the period of occurrence. We have in the past experienced, and in the future expect to experience, foreign currency exchange gains and losses on our non-functional currency-denominated balances. Foreign currency exchange gains and losses could have a material adverse effect on our business, operating results and financial condition. To date, we have not engaged in exchange rate hedging activities, and we do not expect to do so in the foreseeable future.

Item 4. Controls and Procedures

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have evaluated the effectiveness of our disclosure controls and procedures as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the fiscal quarter ended March 31, 2022. Based on this review, our principal executive officer and principal financial officer have concluded that these disclosure controls and procedures were not effective as of March 31, 2022 due to the material weakness in our internal control over financial reporting that was disclosed in Part II, Item 9A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (the "2021 Annual Report").

Management’s Report on Internal Control Over Financial Reporting

As discussed in the 2021 Annual Report on Form 10-K, we completed the Business Combination on August 16, 2021. Prior to the Business Combination, we were a special purpose acquisition company formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, or other similar business combination with one or more target businesses. As a result, previously existing internal controls are no longer applicable or comprehensive enough as of the assessment date as our operations prior to the Business Combination were insignificant compared to those of the Post-Combination Company. The design and implementation of internal control over financial reporting for the Post-Combination Company has required and will continue to require significant time and resources from management and other personnel. Because of this, the design and ongoing development of our framework for implementation and evaluation of internal control over financial reporting is in its preliminary stages. As a result, management was unable, without incurring unreasonable effort or expense, to complete an assessment of our internal control over financial reporting as of December 31, 2021.

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

Our management continues to be actively engaged in remediating the material weakness through the development and implementation of systems, processes, and controls over the financial close and reporting process, and has hired additional accounting and finance personnel with technical public company accounting and financial reporting experience. We have also engaged external consultants to assist us in designing, implementing, and monitoring an appropriate system of internal controls. We will also continue to evaluate our IT systems and related processes to enhance our financial statement close process, reduce the number of manual journal entries, and facilitate review controls related to our significant classes of transactions. While we have made progress, the material weakness will not be considered remediated until management designs and implements effective controls that operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

Changes in Internal Control Over Financial Reporting

Our management continued to take action to remediate the material weakness during the quarterly period ended March 31, 2022. However, the material weakness will not be considered remediated until management designs and implements effective controls that operate for a sufficient period of time and management has concluded, through testing, that these controls are effective.

Beginning January 1, 2022, we implemented ASC 842, Leases. We implemented changes to our processes and control activities related to recognizing operating lease right-of-use assets and operating lease liabilities with lease terms of more than 12 months.

Other than as described above, there was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarterly period ended March 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
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

Item 1A. Risk Factors
In conducting our business, we may face risks and uncertainties that may interfere with our business objectives. You should carefully consider the following risk factors, as well as all of the other information contained in this Quarterly Report, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report. The risks and uncertainties below are not the only ones that we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that adversely affect our business. The occurrence of any of the following risks, or others specified below, could materially and adversely affect our business, strategies, prospects, financial condition, results of operations and cash flows. In such case, the market price of our common stock could decline, and you could lose all or part of your investment.

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

•Our business could be materially and adversely affected by the current global COVID-19 pandemic, other epidemics or outbreaks, as well as other global events and macroeconomic factors, like the war in Ukraine,

•Our limited operating history makes it difficult to evaluate our future prospects and the risks and challenges we may encounter.

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

We have incurred net losses in each year since our inception. In the three months ended March 31, 2022 and 2021, we incurred net losses of approximately $24.9 million and $11.5 million, respectively. We expect that we will continue to incur significant losses through at least 2024 as we:

•continue to utilize our third-party partners for design, testing, and commercialization;

•expand our operations and supply chain capabilities to produce our lidar solutions, including costs associated with outsourcing the production of our lidar solutions, which, in some instances, requires significant upfront payments by us;

•expand our design, development, and servicing capabilities;

•build up inventories of parts and components for our lidar solutions;

•produce an inventory of our lidar solutions, and potentially significant negative impacts to revenues and margins on existing products as we introduce new products;

•increase our sales and marketing activities and develop our distribution infrastructure; and

•increase our general and administrative spending to meet the requirements of operating as a public company.

As of March 31, 2022, we had an accumulated deficit of approximately $176.7 million. Even if we are able to increase sales or licensing of our products, there can be no assurance that we will be commercially successful. Since we will incur the costs and expenses from these efforts prior to receiving incremental revenues with respect thereto, our losses in future periods will be significant. If our products do not achieve sufficient market acceptance, we will not become profitable. If we fail to become profitable, or if we are unable to fund our continuing losses, we may be unable to continue our business operations. There can be no assurance that we will ever achieve or sustain profitability.

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

Our future growth depends on penetrating new markets, adapting existing products to new applications and customer requirements, and introducing new products that achieve market acceptance. We plan to incur substantial and increasing R&D costs as part of our efforts to design, develop, manufacture, and commercialize new products and enhance existing products. Our R&D expenses were approximately $8.6 million and $5.8 million during the three months ended March 31, 2022 and 2021, respectively, and are likely to grow in the future. Because we account for R&D as an operating expense, these expenditures will adversely affect our results of operations in the future. Further, our R&D program may not produce successful results, and our new products may not achieve market acceptance, create additional revenue, or become profitable.

Although we believe that lidar is an essential technology for autonomous vehicles and other emerging applications, market adoption of lidar is uncertain. If market adoption of lidar does not continue to develop, or adoption is deferred, or otherwise develops more slowly than we expect, our business will be adversely affected.

While our artificial intelligence-driven lidar-based sensing system can be applied to different use cases across end markets, approximately 58% and 35% of our revenue during the three months ended March 31, 2022 and 2021, respectively, was generated from automotive applications with a few customers in the aerospace, delivery, shuttle, railway, mining, and aviation sectors. Despite the fact that the automotive industry has expended considerable effort to research and test lidar products for ADAS and autonomous driving applications, the automotive industry may not introduce lidar products in commercially available vehicles on a timeframe that matches our expectations, or at all. We continually study emerging and competing sensing technologies and methodologies and we may incorporate new sensing technologies to our product portfolio over time. However, lidar products remain relatively new and it is possible that other sensing modalities, or a new disruptive modality based on new or existing technologies, including a combination of technologies, will achieve acceptance or leadership in the ADAS and autonomous driving space. Even if lidar products are used in initial generations of autonomous driving technology and ADAS products, we cannot guarantee that lidar products will be designed into or included in subsequent generations of such commercialized technology. In addition, we expect that initial generations of autonomous vehicles will be focused on limited applications, such as robo-taxis and shuttles, and that mass market adoption of autonomous technology may lag significantly behind these initial applications. The speed of market adoption and growth for ADAS or autonomous vehicles is difficult, if not impossible, to predict, and it is more difficult to predict this market’s future growth in light of the economic consequences of the COVID-19 pandemic and other macroeconomic factors. Although we currently believe we have a differentiated market leading technology for the autonomous vehicle market, by the time mass market adoption of autonomous vehicle technology is achieved, we expect competition among providers of sensing technology based on lidar and other modalities to increase substantially. If, by the time autonomous vehicle technology achieves mass market adoption, commercialization of lidar products is not successful, or not as successful as we or the market expects, or if other sensing modalities gain acceptance by developers of ADAS products, automotive OEMs, regulators, safety organizations, or other market participants, our business, results of operations, and financial condition will be materially and adversely affected.

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

Most of the components that go into the manufacturing of our solutions are sourced from third-party suppliers. To date, we have produced our products in relatively limited quantities for use in R&D programs. Although we do not have any experience in managing our supply chain to manufacture and deliver our products at scale, our future success will depend on our ability to do so. Some of the key components used to manufacture our products come from limited or single source suppliers. We are therefore subject to the risk of shortages and long lead times in the supply of these components and the risk that our suppliers discontinue or modify components used in our products. We have a global supply chain and the COVID-19 pandemic, other epidemics and outbreaks, and other macroeconomic factors may adversely affect our ability to source components in a timely or cost-effective manner from our third-party suppliers due to, among other things, work stoppages or interruptions. For example, our products depend on lasers. Any shortage of these lasers could materially and adversely affect our ability to manufacture our solutions. In addition, the lead times associated with certain components are lengthy and preclude rapid changes in quantities and delivery schedules. While we have entered into agreements with some suppliers for the supply of certain components at set prices, such quantities are limited given we are not yet producing at scale. Therefore, we have in the past experienced, and may in the future experience, component shortages and price fluctuations of key components and materials, and the predictability of the availability and pricing of these components may be limited. Component shortages or pricing fluctuations could be material in the future, which could be exacerbated by employee retention issues at any of our suppliers. In the event of a component shortage, supply interruption, or a material pricing change from suppliers of these components, we may not be able to develop alternate sources in a timely manner, or at all, especially in the case of sole or limited source items. Developing alternate sources of supply for these components may be time-consuming, difficult, and costly and we may not be able to source these components on terms that are acceptable to us, or at all, which may undermine our ability to meet our requirements or to fill customer orders in a timely manner. Any interruption or delay in the supply of any of these parts or components, or the inability to obtain these parts or components from alternate sources at acceptable prices and within a reasonable amount of time, would adversely affect our ability to meet our scheduled product deliveries to our customers. This could adversely affect our relationships with our customers and channel partners and could cause delays in shipment of our products and adversely affect our operating results. In addition, increased component costs could result in lower gross margins. Even where we are able to pass increased component costs along to our customers, there may be a lapse of time before we are able to do so such that we will be required to absorb some or all of the increased cost. If we are unable to buy these components in quantities sufficient to meet our requirements on a timely basis, we will not be able to deliver products to our customers, which may result in such customers using competitive products instead of our products.

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

Sales to international customers accounted for 6% and 29% of our revenue for the three months ended March 31, 2022 and 2021, respectively. We are committed to growing our international sales, and while we have committed resources to expanding our international operations and sales channels, these efforts may not be successful. International operations are subject to a number of other risks, including:

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

While we make our strategic planning decisions based on the assumption that the markets we are targeting will grow, our business is dependent, in large part on, and directly affected by, business cycles and other factors affecting the global automotive industry and the global economy generally. Automotive production and sales are highly cyclical and depend on general economic conditions and other factors, including consumer spending and preferences, changes in interest rates and credit availability, changes in inflation rates, as the U.S. is now experiencing, consumer confidence, fuel costs, fuel availability, environmental impact, governmental incentives and regulatory requirements, and political volatility, especially in energy-producing countries and growth markets. In addition, the recent outbreak of hostilities between Russia and Ukraine and global reactions thereto have increased U.S. domestic and global energy prices. Oil supply disruptions related to the Russia-Ukraine conflict, and sanctions and other measures taken by the U.S. and its allies, could lead to higher costs for gasoline, food, and goods in the U.S. and exacerbate the inflationary pressures on the economy, with potentially adverse impacts on our customers and on our business, results of operations, and financial condition. Moreover, certain raw materials needed to produce components that are incorporated into our products, and the products of our customers, are primarily derived in the region in which the Russia-Ukraine conflict is occurring. The longer the Russia-Ukraine conflict continues and the more damage to Ukrainian infrastructure that occurs, the greater the impact could be on the supply of such raw materials, and the failure to have access to such raw materials could have an adverse effect on our business and results of operations. In addition, the Cybersecurity and Infrastructure Security Agency, or CISA, has warned all organizations in the U.S. to be on guard against possible cyber attacks coming from Russia which has the potential to disrupt business operations, limit access to essential services, and threaten public safety.

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

Although we have and continue to pursue a broad customer base, we are dependent on a collection of customer relationships which are currently in development with strong purchasing power. For the three months ended March 31, 2022 and twelve months ended December 31, 2021, Continental AG accounted for approximately 58% and 55% of our annual revenue, respectively. The loss of business from any of our major customers (whether by lower overall demand for our products, component shortages that impact our customers’ production plans or product development plans, cancellation of existing contracts or product orders, or the failure to design in our products, or an award of initial or new business) could have a material adverse effect on our business.

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

In December 2021, we entered into the CSPA with Tumim Stone pursuant to which Tumim Stone committed to purchase, subject to certain limitations, up to $125 million of our common stock should we elect to sell our common stock to them. On May 6, 2022, we filed a Registration Statement on Form S-1, which relates to the offer and resale of up to 30,865,419 shares of our common stock by Tumim Stone, the selling stockholder. Should we decide to sell our common stock to Tumim Stone, stockholders will experience dilution of their interest in us, which dilution will be heightened if the price at which we sell the common stock is low, as there is no minimum price at which we can sell our common stock under the CSPA. Moreover, under the CSPA, with some exceptions, we can only sell to Tumim Stone the lesser of: (i) a total of 30,865,419 shares of our common stock or (ii) a number of shares where Tumim Stone would own no more than 9.99% of our outstanding shares, which at May 11, 2022 totaled 157,354,806 shares. At values below $4.05 per share, we would likely not be in a position to realize the full commitment of $125 million under the CSPA and existing stockholders would experience significant dilution. Therefore, the actual number of shares we will be able to sell to Tumim Stone, the amount of dilution our stockholders will experience upon the sale of our common stock under the CSPA, and the total proceeds that we will derive from such sales, cannot be determined at this time.

We have identified a material weakness in our internal control over financial reporting as of December 31, 2021. If we fail to develop and maintain an effective system of internal controls over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us.

In connection with our financial statements close process for the period ended December 31, 2021, we identified a material weakness in the design and operating effectiveness of our internal control over financial reporting, which remains unremediated as of March 31, 2022. The material weakness identified resulted from a lack of a sufficient number of personnel within our accounting function who possessed an appropriate level of expertise to timely identify, select, and apply GAAP sufficiently to provide reasonable assurances that transactions were appropriately recorded. This resulted in us not having adequate risk assessment and not having adequate design of internal control activities surrounding the financial close and CF Finance Acquisition Corp. III restating previously issued financial statements due to material errors in accounting for SPAC warrants.

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

As of December 31, 2021, we had approximately $156.6 million of U.S. federal, and approximately $104.6 million of state net operating loss carryforwards available to reduce future taxable income. Of the approximately $156.6 million in U.S. federal operating loss carryforwards, approximately $114.5 million will be carried forward indefinitely for U.S. federal tax purposes and, of the remainder, approximately $0.1 million will begin to expire in 2033. All of our U.S. state net operating loss carryforwards will expire between 2029 and 2041. It is possible that we will not generate taxable income in time to use these net operating loss carryforwards before their expiration, or at all. Under legislative changes made in December 2017, U.S. federal net operating losses incurred in 2018 and in future years may be carried forward indefinitely, but the deductibility of such net operating losses is limited. It is uncertain if and to what extent various states will conform to the newly enacted federal tax law. In addition, the federal and state net operating loss carryforwards and certain tax credits may be subject to significant limitations under Section 382 and Section 383 of the U.S. Tax Code, respectively, and similar provisions of state law. Under those sections of the U.S. Tax Code, if a corporation undergoes an “ownership change,” the corporation’s ability to use our pre-change net operating loss carryforwards and other pre-change attributes, such as research tax credits, to offset our post-change income or tax may be limited. In general, an “ownership change” will occur if there is a cumulative change in our ownership by “5-percent shareholders” that exceeds 50 percentage points over a rolling three-year period. Similar rules may apply under state tax laws. We have not yet undertaken an analysis of whether the Business Combination we closed on August 16, 2021 constitutes an “ownership change” for purposes of Section 382 and Section 383 of the U.S. Tax Code. If such Business Combination is determined to constitute an “ownership change,” our profitability may be impacted.

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

Changes in global political, regulatory, and economic conditions or in laws and policies governing foreign trade, manufacturing, development, and investment in the territories or countries where we currently purchase our components, sell our products, and conduct our business, could adversely affect our business. The U.S. has recently instituted or proposed changes in trade policies that include the negotiation or termination of trade agreements, the imposition of higher tariffs on imports into the U.S., economic sanctions on individuals, corporations, and countries, and other government regulations affecting trade between the U.S. and other countries where we conduct our business. A number of other nations have proposed or instituted similar measures directed at trade with the U.S. in response. As a result of these developments, there may be greater restrictions and economic disincentives on international trade that could adversely affect our business. For example, such changes could adversely affect the automotive market, our ability to access key components or raw materials needed to manufacture our products (including rare earth metals), our ability to sell our products or license our product designs and software to customers outside of the U.S., and the overall demand for our products. It may be time-consuming and expensive for us to alter our business operations to adapt to or comply with any such changes, and any failure to do so could have a material adverse effect on our business, financial condition, and results of operations.

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

Our current and potential future operations and sales subject us to existing and future laws and regulations addressing privacy and the collection, use, storage, disclosure, transfer, and protection of various types of data. For example, the European Commission has adopted the General Data Protection Regulation, or GDPR, and California enacted the California Consumer Privacy Act of 2018, both of which provide for potentially material penalties for non-compliance. These statutory regimes may, among other things, impose data security requirements, disclosure requirements, and restrictions on data collection, uses, and sharing that may impact our operations and the development of our business. While, generally, we do not have access to, collect, store, process, or share information collected by our solutions, unless our customers choose to proactively provide such information to us, our products may evolve both to address potential customer requirements or to add new features and functionality. Therefore, the full impact of these privacy regimes on our business is rapidly evolving across jurisdictions and remains uncertain at this time.

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

We cannot guarantee that any patents will be issued with respect to our currently pending patent applications or that any trademarks will be registered with respect to our currently pending applications in a manner that gives us adequate defensive protection or competitive advantages, if at all, or that any patents issued to us or any trademarks registered by us will not be challenged, invalidated, or circumvented. We have filed for patents and trademarks in the U.S. and in certain foreign jurisdictions, but such protections may not be available in all countries in which we operate or in which we seek to enforce our intellectual property rights, or may be difficult to enforce in practice. Our currently issued patents and trademarks, and any patents and trademarks that may be issued or registered, as applicable, in the future with respect to pending or future applications, may not provide sufficiently broad protection or may not prove to be enforceable in actions against alleged infringers. We cannot be certain that the steps we have taken will prevent unauthorized use of our technology or the reverse engineering of our technology. Moreover, others may independently develop technologies that are competitive to us or infringe our intellectual property.

Protecting against the unauthorized use of our intellectual property, products, and other proprietary rights is expensive and can be difficult, particularly outside of the U.S. Unauthorized parties may attempt to copy or reverse engineer our lidar technology or certain aspects of our solutions that we consider proprietary. Litigation may be necessary in the future to enforce or defend our intellectual property rights, to prevent unauthorized parties from copying or reverse engineering our solutions, to determine the validity and scope of the proprietary rights of others, or to block the importation of infringing products into the U.S.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.
Item 6. Exhibits

Exhibit Number	Description	Form	File Number	Exhibit/Appendix Reference	Filing Date	Filed Herewith
3.1	Second Amended and Restated Certificate of Incorporation of AEye, Inc.	8-K	001-39699	3.1	08/23/2021
3.2	Amended and Restated Bylaws of AEye, Inc.	8-K	001-39699	3.2	08/23/2021
10.1	Form of Change in Control Severance Agreement	8-K	001-39699	10.1	03/18/2022
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
* The certifications attached as Exhibit 32.1 that accompanies this Quarterly Report on Form 10-Q are deemed furnished and not filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of AEye, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 13, 2022

AEye, Inc.

By: /s/ Blair LaCorte
Blair LaCorte
Chief Executive Officer and Director
(Principal Executive Officer)

By: /s/ Robert Brown
Robert Brown
Chief Financial Officer and Treasurer
(Principal Financial Officer)