Form 10-Q
period 2022-06-30
AEye, Inc.
filed 2022-08-15
CIK 1818644

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of August 10, 2022, the registrant had 159,300,358 shares of common stock, $0.0001 par value per share, outstanding.

AEye, Inc.
Quarterly Report on Form 10-Q
For the Quarterly Period Ended June 30, 2022

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Form 10-Q”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which involve substantial risks and uncertainties. These statements reflect the current views of management with respect to future events and our financial performance. In some cases, you can identify these statements by forward-looking words such as “outlook,” “believes,” “expects,” “potential,” “continues,” “may,” “will,” “should,” “could,” “seeks,” “approximately,” “predicts,” “intends,” “plans,” “estimates,” “anticipates,” or the negative version of these words or other comparable words or phrases, but the absence of these words does not mean that a statement is not forward-looking. These forward-looking statements, which are subject to risks, uncertainties, and assumptions about us, may include projections of our future financial performance, our anticipated growth strategies, and anticipated trends in our business.

These statements are only predictions based on our current expectations and projections about future events. These statements involve known and unknown risks, uncertainties and other important factors that could cause our actual results, level of activity, performance, or achievements to differ materially from the results, level of activity, performance, or achievements expressed or implied by the forward-looking statements. Given these risks, uncertainties, and other factors, you should not place undue reliance on these forward-looking statements. These factors include the information set forth in Part 1, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 under the heading “Risk Factors,” and Part II, Item 1A, of this Quarterly Report under the heading “Risk Factors,” which we encourage you to carefully read. Although we believe the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, level of activity, performance, or achievements. We undertake no obligation to update any forward-looking statements made in this Form 10-Q to reflect events or circumstances after the date of this Form 10-Q or to reflect new information or the occurrence of unanticipated events, except as required by law.

PART 1. FINANCIAL INFORMATION
Item 1. Financial statements (Unaudited)

AEYE, INC. CONDENSED CONSOLIDATED BALANCE SHEETS (In thousands, except share and par value)
	June 30, 2022	December 31, 2021
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$4,236	$14,183
Marketable securities	121,526	149,824
Accounts receivable, net	189	4,222
Inventories, net	5,066	4,085
Prepaid and other current assets	4,151	5,051
Total current assets	135,168	177,365
Right-of-use assets	16,186	—
Property and equipment, net	6,717	5,129
Restricted cash	2,150	2,150
Other noncurrent assets	1,098	1,509
Total assets	$161,319	$186,153

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$3,836	$2,542
Accrued expenses and other current liabilities	10,792	8,739
Contract liabilities	1,633	2,287
Total current liabilities	16,261	13,568
Operating lease liabilities, noncurrent	17,424	—
Deferred rent, noncurrent	—	3,032
Other noncurrent liabilities	46	786
Total liabilities	33,731	17,386
COMMITMENTS AND CONTINGENCIES (Note 19)
STOCKHOLDERS’ EQUITY:
Preferred stock—$0.0001 par value: 1,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock—$0.0001 par value: 300,000,000 shares authorized; 158,475,630 and 155,137,237 shares issued and outstanding at June 30, 2022 and December 31, 2021	16	16
Additional paid-in capital	332,344	320,937
Accumulated other comprehensive loss	(1,629)	(391)
Accumulated deficit	(203,143)	(151,795)
Total stockholders’ equity	127,588	168,767
Total liabilities and stockholders’ equity	$161,319	$186,153
The accompanying notes are an integral part of these condensed consolidated financial statements.

AEYE, INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (In thousands, except share and per share data) (Unaudited)
	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
REVENUE:
Prototype sales	$195	$228	$530	$461
Development contracts	511	519	1,258	615
Total revenues	706	747	1,788	1,076
Cost of revenue	1,427	454	2,909	1,071
Gross loss	(721)	293	(1,121)	5
OPERATING EXPENSES:
Research and development	10,762	5,726	19,338	11,562
Sales and marketing	5,323	1,911	9,939	3,498
General and administrative	9,827	4,750	21,157	7,760
Total operating expenses	25,912	12,387	50,434	22,820
LOSS FROM OPERATIONS	(26,633)	(12,094)	(51,555)	(22,815)
OTHER INCOME (EXPENSE):
Change in fair value of embedded derivative liability and warrant liabilities	141	(16)	109	(119)
Gain on PPP loan forgiveness	—	2,297	—	2,297
Interest income and other	350	2	774	5
Interest expense and other	(307)	(1,264)	(650)	(1,952)
Total other income (expense), net	184	1,019	233	231
Provision for income tax expense	18	—	26	—
Net loss	$(26,467)	$(11,075)	$(51,348)	$(22,584)
PER SHARE DATA
Net loss per common share (basic and diluted)	$(0.17)	$(0.11)	$(0.33)	$(0.22)
Weighted average common shares outstanding (basic and diluted)	157,310,419	101,458,886	156,071,676	101,398,851
COMPREHENSIVE LOSS:
Net loss	$(26,467)	$(11,075)	$(51,348)	$(22,584)
Change in net unrealized loss on available-for-sale securities, net of tax	(182)	—	(1,238)	—
Comprehensive loss	$(26,649)	$(11,075)	$(52,586)	$(22,584)

The accompanying notes are an integral part of these condensed consolidated financial statements.

AEYE, INC. CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) For the six months ended June 30, 2022 and 2021 (In thousands, except share data) (Unaudited)
	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2021	—	$—	155,137,237	$16	$320,937	$(391)	$(151,795)	$168,767
Stock-based compensation	—	—	—	—	5,340	—	—	5,340
Issuance of common stock upon exercise of stock options	—	—	656,303	—	222	—	—	222
Issuance of common stock upon vesting of restricted stock units	—	—	856,917	—	—	—	—	—
Taxes related to net share settlement of equity awards	—	—	(285,533)	—	(1,149)	—	—	(1,149)
Change in net unrealized loss on available-for-sale securities, net of tax	—	—	—	—	—	(1,056)	—	(1,056)
Net loss	—	—	—	—	—	—	(24,881)	(24,881)
BALANCE—March 31, 2022	—	$—	156,364,924	$16	$325,350	$(1,447)	$(176,676)	$147,243
Stock-based compensation	—	—	—	—	6,557	—	—	6,557
Issuance of common stock upon exercise of stock options	—	—	1,105,298	—	446	—	—	446
Issuance of common stock upon vesting of restricted stock units	—	—	883,318	—		—	—	—
Taxes related to net share settlement of equity awards	—	—	(312,920)	—	(1,431)	—	—	(1,431)
Issuance of common stock under the Common Stock Purchase Agreement	—	—	435,000	—	1,422	—	—	1,422
Issuance of stock upon exercise of public warrants	—	—	10	—	—	—	—	—
Change in net unrealized loss on available-for-sale securities, net of tax	—	—	—	—	—	(182)	—	(182)
Net loss	—	—	—	—	—	—	(26,467)	(26,467)
BALANCE—June 30, 2022	—	$—	158,475,630	$16	$332,344	$(1,629)	$(203,143)	$127,588

AEYE, INC. CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) For the six months ended June 30, 2022 and 2021 (In thousands, except share data) (Unaudited)
	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
BALANCE—December 31, 2020 (as previously reported)	16,383,725	$62,639	10,838,010	$—	$5,920	$(86,784)	$(18,225)
Retroactive application of recapitalization (Note 2)	(16,383,725)	(62,639)	90,448,635	10	62,629	—	—
Balance as of December 31, 2020, as adjusted	—	—	101,286,645	10	68,549	(86,784)	(18,225)
Stock-based compensation	—	—	—	—	1,610	—	1,610
Issuance of common stock upon exercise of stock options	—	—	171,724	—	85	—	85
Net loss	—	—	—	—	—	(11,509)	(11,509)
BALANCE—March 31, 2021	—	$—	101,458,369	$10	$70,244	$(98,293)	$(28,039)
Issuance of common stock upon exercise of stock options	—	—	8,478	—	4	—	$4
Stock-based compensation	—	—	—	—	2,620	—	2,620
Net loss	—	—	—	—	—	(11,075)	(11,075)
BALANCE—June 30, 2021	—	—	101,466,847	10	72,868	(109,368)	(36,490)

The accompanying notes are an integral part of these condensed consolidated financial statements.

AEYE, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands) (Unaudited)
	Six months ended June 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(51,348)	$(22,584)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	463	498
Noncash lease expense relating to operating lease right-of-use assets	654	—
Inventory write-downs, net of scrapped inventory	335	—
Change in fair value of embedded derivative liability and warrant liabilities	(109)	119
Noncash gain on PPP loan forgiveness	—	(2,297)
Stock-based compensation	11,897	4,230
Amortization of debt issuance costs	—	437
Amortization of debt discount	—	543
Amortization of premiums on marketable securities, net of change in accrued interest	826	—
Other	—	189
Changes in operating assets and liabilities:
Accounts receivable, net	4,033	18
Inventories, net	(1,316)	(1,813)
Prepaid and other current assets	900	(316)
Other noncurrent assets	411	(144)
Accounts payable	932	1,513
Accrued expenses and other current liabilities	1,354	1,953
Operating lease liabilities	(859)	—
Deferred rent	—	(297)
Contract liabilities	(1,285)	(388)
Net cash used in operating activities	(33,112)	(18,339)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(1,759)	(245)
Proceeds from redemption of marketable securities	26,234	—
Net cash provided by (used in) operating activities	24,475	(245)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	668	89
Proceeds from the issuance of convertible notes	—	8,045
Proceeds from bank loan	—	10,000
Principal payments - bank loan	—	(667)
Transaction costs related to Business Combination and PIPE Financing paid prior to the close	—	(1,287)
Payment of debt issuance costs	—	(717)
Taxes paid related to the net share settlement of equity awards	(3,400)	—
Proceeds from issuance of common stock under the Common Stock Purchase Agreement	1,422	—
Net cash provided by (used in) financing activities	(1,310)	15,463
NET DECREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(9,947)	(3,121)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH—Beginning of period	16,333	16,497
CASH, CASH EQUIVALENTS AND RESTRICTED CASH—Ending	$6,386	$13,376
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes	$10	$—
Cash paid for interest	$—	$142
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Purchases of property and equipment included in accounts payable and accrued liabilities	$562	$85
Taxes related to net settlement of restricted stock units included in accrued liabilities	$15	$—
Operating lease right-of-use assets obtained in exchange for lease obligations upon adoption of ASC 842	$16,284	$—
Financings costs included in accounts payable and accrued liabilities	$—	$2,143
Noncash gain on extinguishment of debt related to PPP loan	$—	$2,297
Operating lease right-of-use assets obtained in exchange for lease obligations	$556	$—
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

The Company has funded its operations primarily through the Business Combination and issuances of stock. As of June 30, 2022, the Company’s existing sources of liquidity included cash, cash equivalents, and marketable securities of $125,762. The Company has incurred losses and negative cash flows from operations. As the Company incurs additional losses in the future, it may need to raise additional capital through issuances of equity and debt. However, management believes that the Company’s existing sources of liquidity are adequate to fund its operations for at least the next 12 months.

Reclassification of Prior Year Presentation

Certain prior year amounts have been reclassified for consistency with the current year presentation. Specifically, Amortization of debt issuance costs is now presented as amortization of debt discounts on the consolidated statements of cash flows. Amortization of issuance costs is now presented as amortization of debt issuance costs on the consolidated statements of cash flows. Additionally, Payments of deferred financing costs is now presented as Transaction costs related to Business Combination and PIPE financing paid prior to the close on the consolidated statements of cash flows. Advances to suppliers has been broken out from Other within Footnote 6, Prepaid and other current assets.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation, and stockholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies, but any such election to opt out is irrevocable. The Company has elected to take advantage of the benefits of the extended transition period for new or revised financial accounting standards. This may make it difficult or impossible to compare the Company’s financial results with the financial results of another public company that is either not an emerging growth company or is an emerging growth company that has chosen not to take advantage of the extended transition period exemptions because of the potential differences in accounting standards used.

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

Segment Reporting

The Company manages its business on the basis of one reportable and operating segment. Operating segments are defined as components of an enterprise with separate financial information, and are evaluated regularly by the chief operating decision maker, which is the Company's Chief Executive Officer (“CEO”). The CEO decides how to allocate resources and assesses the Company’s performance based upon consolidated financial information. All of the Company's sales were made to customers (in USD) located in the U.S., Europe, and Asia through AEye, Inc. Of the $6,717 of net property and equipment as of June 30, 2022, $6,617 is located in the U.S., $73 is located in Europe, and $27 is in Asia.

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

The Company’s concentration of risk related to accounts receivable and accounts payable was determined by evaluating the number of customers and vendors accounting for 10% or more of accounts receivable (“AR”) and accounts payable (“AP”). As of June 30, 2022, AEye had two customers each accounting for 10% or more of AR and two vendors accounting for 10% or more of AP. As of December 31, 2021, AEye had one customer accounting for 10% or more of AR and two vendors accounting for 10% or more of AP. During the six months ended June 30, 2022 and 2021, the Company did not have any write-offs and at June 30, 2022 and 2021 did not record an allowance for doubtful accounts as all accounts receivable amounts are expected to be collected.

For the three and six months ended June 30, 2022 and 2021, revenue from the Company’s major customers representing 10% or more of total revenue was as follows:

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Customer A	72%	*	64%	13%
Customer B	*	16%	*	18%
Customer C	*	*	*	*
Customer D	*	*	20%	*
Customer E	*	67%	*	46%

*Customer accounted for less than 10% of total revenue in the period.

Significant Accounting Policies

The Company's significant accounting policies are disclosed in its Annual Report on Form 10-K for the year ended December 31, 2021. Other than the accounting policy discussed below related to the adoption of Accounting Standards Codification ("ASC") 842, Leases, there have been no material change to the Company's significant accounting policies during the six months ended June 30, 2022.

Leases

The Company determines if an arrangement is or contains a lease at inception. The Company evaluates the classification of leases at commencement, and, as necessary, at modification. Operating leases, consisting of office leases, are included in Right-of-use ("ROU") assets, Accrued expenses and other current liabilities, and Operating lease liabilities, noncurrent, on the Company's consolidated balance sheets. The Company did not have any finance leases as of June 30, 2022 and December 31, 2021. ROU assets represent the Company's right to an underlying asset for the lease term, and lease liabilities represent the Company's obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. The operating lease ROU asset also includes any lease payments made prior to lease commencement and initial direct costs and excludes lease incentives. Variable lease payments not dependent on an index or a rate are expensed as incurred and are not included within the ROU asset and lease liability calculation. Variable lease payments primarily include reimbursements of costs incurred by lessors for common area maintenance and utilities. As most of the Company's leases do not include an implicit rate, the Company uses the incremental borrowing rate based on the estimated rate of interest for collateralized borrowing over a similar term of the lease payments at commencement date in determining the present value of future payments. The incremental borrowing rate is a hypothetical rate based on the Company's understanding of what its credit rating would be for a secured borrowing when the lease was executed. The Company's lease term includes the noncancelable period, any rent-free periods provided by the lessor, and options to extend or terminate the lease when it is reasonably certain that it will exercise that option. At lease inception, and in subsequent periods as necessary, the Company estimates the lease term based on its assessment of extension and termination options that are reasonably certain to be exercised. Operating lease expense for lease payments is recognized on a straight-line basis over the lease term and is included in operating expenses on the consolidated statements of operations and comprehensive loss. The Company elected to exclude from its balance sheets recognition of leases having a term of 12 months or less (short-term leases) and elected to not separate lease components and non-lease components for its long-term real estate leases.

Recent Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board, ("FASB"), issued Accounting Standards Update ("ASU") 2016-13, Measurement of Credit Losses on Financial Instruments, which has subsequently been amended by ASU No. 2018-19, ASU No. 2019-04, ASU No. 2019-05, ASU No. 2019-10, and ASU No. 2019-11. The objective of the guidance in ASU 2016-13 is to allow entities to recognize estimated credit losses in the period that the change in valuation occurs. ASU 2016-13 requires an entity to present financial assets measured on an amortized cost basis on the balance sheet net of an allowance for credit losses. Available-for-sale and held to maturity debt securities are also required to be held net of an allowance for credit losses. For public business entities, this standard is effective for fiscal years beginning after December 15, 2019. For smaller reporting companies, the standard is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact this standard will have on its consolidated financial statements and related disclosures and will adopt the guidance on January 1, 2023, as permitted for smaller reporting companies.

Recently Adopted Accounting Guidance

In February 2016, the FASB established Topic 842, Leases, by issuing ASU No. 2016-02. FASB Accounting Standards Codification ("ASC") Topic 842, Leases (“ASC 842”) supersedes the previous accounting guidance for leases included within ASC 840. The new guidance generally requires an entity to recognize operating and financing lease liabilities and corresponding right-of-use assets on its balance sheet, as well as recognize the associated lease expenses on its statements of operations in a manner similar to that required under current accounting rules. The guidance requires a modified retrospective transition approach with application in all comparative periods presented (the “Comparative Method”), or alternatively, as of the effective date as the date of initial application without restating comparative period financial statements (the “Effective Date Method”).

The Company adopted this new standard on January 1, 2022 using the Effective Date Method. Upon adoption, the Company recorded net ROU assets and lease liabilities of $16,284 and $19,921, respectively, and a reversal of deferred rent of $3,032; there were no cumulative effect adjustments as of January 1, 2022. The standard did not have a material effect on the Company's consolidated statements of operations and comprehensive loss and the consolidated statement of cash flows. The Company elected the transition practical expedient package, which among other things, allows the carryforward of historical lease classifications. The Company will continue to apply ASC Topic 840, Leases, prior to January 1, 2022, including Topic 840 disclosure requirements, in the comparative periods presented. The Company did not elect to apply the hindsight practical expedient, which permits entities to use hindsight in determining the lease term and assessing impairment of right-of-use assets.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. This standard simplifies the accounting for income taxes by, among other things, eliminating certain exceptions related to the approach for intra-period tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. ASU 2019-12 is effective for public business entities for fiscal years beginning after December 15, 2021. The Company adopted ASU 2019-12 as of January 1, 2022, and the Company's adoption did not have a material impact on the consolidated financial statements.

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

The Business Combination is accounted for as a reverse recapitalization, with no goodwill or other intangible assets recorded, in accordance with US GAAP. Under this method of accounting, AEye Technologies was treated as the accounting acquirer and CF III was treated as the acquired company for financial reporting purposes under FASB ASC Topic 805, Business Combinations (“ASC 805”). This determination is primarily based on AEye Technologies’ stockholders comprising a majority of the voting power of the combined entity, and having the ability to nominate the majority of the governing body of the combined entity, AEye Technologies’ senior management comprising the senior management of the Combined Entity, and AEye Technologies’ operations comprising the ongoing operations of the combined entity. Accordingly, for accounting purposes, the financial statements of the combined entity represented a continuation of the financial statements of AEye Technologies and the Business Combination was treated as the equivalent of AEye Technologies issuing stock for the net assets of CF III, accompanied by a recapitalization. The net assets of CF III are stated at historical cost, with no goodwill or other intangible assets recorded. Operations prior to the Business Combination will be those of AEye Technologies in future reports of the combined entity. Loss per share and stockholders’ equity (deficit), prior to the Business Combination, have been retroactively converted into 3.7208 shares (the “Exchange Ratio”).

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

PIPE Subscription Agreement

Contemporaneously with the execution of the Merger Agreement, CF III entered into separate PIPE Subscription Agreements in a private placement with a number of PIPE investors, pursuant to which the PIPE Investors agreed to purchase, and CF III agreed to sell to the PIPE Investors, an aggregate of 22,000,000 shares of common stock, for a purchase price of $10.00 per share and an aggregate purchase price of $220,000. CF III also entered into a PIPE Subscription Agreement for 500,000 shares of common stock, for a purchase price of $10.00 per share and an aggregate purchase price of $5,000 with an investor who defaulted on the Closing under the PIPE Subscription Agreement. The Company recently initiated litigation to enforce the terms of that investor's PIPE Subscription Agreement.

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

The Company’s financial assets and liabilities measured at fair value on a recurring basis and the level of inputs used for such measurements were as follows (in thousands):

	Fair Value Measured as of June 30, 2022 Using:
	Adjusted Cost	Unrealized losses	Fair Value	Cash and Cash Equivalent	Marketable Securities
Assets
Level 1
Money market funds	$195	$—	$195	$195	$—
Level 2
Asset-backed securities	$21,675	$(190)	$21,485	$—	$21,485
Corporate bonds	29,336	(515)	28,821	—	28,821
Commercial paper	42,186	—	42,186	—	42,186
U.S. Government securities	29,958	(924)	29,034	—	29,034
Total financial assets	$123,350	$(1,629)	$121,721	$195	$121,526
Liabilities
Level 2
Private placement warrant liability	$—	$—	$46	$—	$—
Total financial liabilities	$—	$—	$46	$—	$—

	Fair Value Measured as of December 31, 2021 Using:
	Adjusted Cost	Unrealized losses	Fair Value	Cash and Cash Equivalent	Marketable Securities
Assets
Level 1
Money market funds	$4,863	$—	$4,863	$4,863	$—
Level 2
Asset-backed securities	$26,491	$(68)	$26,423	$—	$26,423
Corporate bonds	48,643	(150)	48,493	—	48,493
Commercial paper	45,145	—	45,145	—	45,145
U.S. Government securities	29,936	(173)	29,763	—	29,763
Total financial assets	$155,078	$(391)	$154,687	$4,863	$149,824
Liabilities
Level 2
Private placement warrant liability	$—	$—	$155	$—	$—
Total financial liabilities	$—	$—	$155	$—	$—

As of June 30, 2022 and December 31, 2021, the Company’s financial assets and liabilities subject to fair value procedures were comprised of the following:

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

Private Placement Warrant Liability: As of June 30, 2022, Level 2 fair value measurements were used for Private Placement Warrant liabilities. Any changes in the fair value of the liability are reflected in Change in fair value of embedded derivative liability and warrant liabilities on the consolidated statements of operations and comprehensive loss. Private Placement Warrant liability is included within other noncurrent liabilities on the consolidated balance sheets.

For the six months ended June 30, 2022 and year ended December 31, 2021, there were no transfers between Level 1 and Level 2 inputs.

4.CASH, CASH EQUIVALENTS, AND RESTRICTED CASH

Cash, cash equivalents (which consists entirely of money market funds) and restricted cash as of June 30, 2022 and December 31, 2021 were as follows (in thousands):

	June 30, 2022	December 31, 2021
	(unaudited)
Cash and cash equivalents	$4,236	$14,183
Restricted cash	2,150	2,150
Total cash, cash equivalents, and restricted cash	$6,386	$16,333

5. INVENTORIES

Inventory, net of write-downs, as of June 30, 2022 and December 31, 2021 were as follows (in thousands):

	June 30, 2022	December 31, 2021
	(unaudited)
Raw materials	$2,298	$1,544
Work in-process	2,762	2,447
Finished goods	6	94
Total inventory, net	$5,066	$4,085

The Company's inventory as of June 30, 2022 and December 31, 2021 was written down by $827 and $1,122, respectively, in order to reduce inventory to the lower of cost or to its net realizable value.

6.PREPAID AND OTHER CURRENT ASSETS

Prepaid and other current assets as of June 30, 2022 and December 31, 2021 were as follows (in thousands):

	June 30, 2022	December 31, 2021
	(unaudited)
Prepaid expenses	$2,601	$3,980
Advances to suppliers	970	745
Demonstration units	366	224
Other	214	102
Total prepaid and other current assets	$4,151	$5,051

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

The components of operating lease expenses for the three and six months ended June 30, 2022 are as follows (in thousands):

	Three months ended	Six months ended
	June 30, 2022	June 30, 2022
	(Unaudited)	(Unaudited)
Operating lease cost	$600	$1,178
Variable lease cost	52	115
Total operating lease cost	$652	$1,293

Supplemental cash flow information for the six months ended June 30, 2022 were as follows (in thousands):

June 30, 2022
(Unaudited)
Cash paid for operating leases included in operating cash flows	$859

Supplemental balance sheet information related to operating leases was as follows (in thousands):

As of June 30, 2022
(Unaudited)

Operating lease right-of-use assets	$16,186

Operating lease liabilities:
Operating lease liabilities, current	$2,194
Operating lease liabilities, non-current	17,424
Total operating lease liabilities	$19,618

As of June 30, 2022
(Unaudited)
Weighted average remaining lease term (in years)	9.27
Weighted average discount rate	5.35%

Maturities of lease liabilities were as follows (in thousands):

Operating leases
Years ended:	(Unaudited)
2022 (remaining six months)	$1,023
2023	2,514
2024	2,570
2025	2,583
2026	2,660
Thereafter	13,817
Total lease payments	25,167
Less amount to discount to present value	(5,549)
Present value of lease liabilities	$19,618

Disclosures under ASC 840, Leases

The Company recognizes rent expense on a straight-line basis over the lease period. Rent expense is principally for leased office space and was $941 within operating expenses in the consolidated statements of operations and comprehensive loss for the six months ended June 30, 2021. Deferred rent liabilities, including unamortized leasehold improvement incentives was $3,909 as of June 30, 2021 within the consolidated balance sheet.

Future minimum payments as of June 30, 2021 under the noncancellable operating leases are as follows (in thousands):

Operating leases
(Unaudited)
Years ended:
2021 (remaining six months)	$1,143
2022	2,331
2023	2,342
2024	2,412
2025 and after	4,824
Total minimum lease payments	$13,052

8. PROPERTY AND EQUIPMENT, NET

Property and equipment, net as of June 30, 2022 and December 31, 2021 consists of the following (in thousands):

	June 30, 2022	December 31, 2021
	(unaudited)
Machinery and equipment	$2,338	$1,444
Computers, software and related equipment	682	268
Office furniture and equipment	427	341
Vehicles	510	342
Leasehold improvements	4,725	4,725
Construction in progress	702	213
Total property and equipment	9,384	7,333
Less accumulated depreciation and amortization	(2,667)	(2,204)
Property and equipment, net	$6,717	$5,129

Depreciation and amortization expense related to property and equipment amounted to $255 and $463 for the three and six months ended June 30, 2022, respectively. Depreciation and amortization expense related to property and equipment amounted to $253 and $498 for the three and six months ended June 30, 2021, respectively. Disposals of property and equipment were not material for the three months ended June 30, 2022 and 2021.

9. OTHER NONCURRENT ASSETS

Other noncurrent assets as of June 30, 2022 and December 31, 2021 were as follows (in thousands):

	June 30, 2022	December 31, 2021
	(unaudited)
Long-term prepaid expenses	895	1,376
Security deposits	203	133
Total other noncurrent assets	$1,098	$1,509

10. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities as of June 30, 2022 and December 31, 2021 were as follows (in thousands):

	June 30, 2022	December 31, 2021
	(unaudited)
Accrued purchases and other	3,175	1,947
Operating lease liabilities - current	2,194	—
Accrued bonuses	3,225	3,408
Accrued payroll	1,459	957
Accrued payroll taxes	324	1,547
Warranty reserve	398	275
Income tax payable	17	—
Deferred rent - current	—	605
Accrued expenses and other current liabilities	$10,792	$8,739

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

Paycheck Protection Program (PPP) Loan

On June 19, 2021, the Company received notice of the Paycheck Protection Program (PPP) forgiveness payment made to SVB by the Small Business Administration in the amount of $2,270 in principal and $27 in interest. This amount represents the forgiveness of the total PPP loan the Company received in 2020 under the PPP Loan provisions of the Coronavirus Aid, Relief, and Economic Security ("CARES") Act.

As of June 30, 2022 and December 31, 2021, there were no borrowings outstanding.

12. CONVERTIBLE NOTES

During 2020, the Company entered into various convertible note agreements (“2020 Notes”) under which the Company may issue convertible equity instruments having an aggregate principal amount of up to $40,000, a 3% accruing dividend (“accrued interest”), and a maturity date of October 31, 2021.

In connection with the Business Combination on August 16, 2021, all outstanding principal of $38,045 and unpaid accrued interest on the 2020 Notes were converted into AEye Technologies’ preferred stock and subsequently were converted into 20,778,097 shares of the Company’s Class A common stock. Accordingly, on each of June 30, 2022 and December 31, 2021, the convertible notes balance was $0.

Embedded Derivative Liability

As outlined in the indenture governing the 2020 Notes, the 2020 Notes are automatically convertible, contingent upon the occurrence of certain events, most notably a financing (a “Next Financing”), defined as the issuance and sale of additional preferred stock (“Financing Stock”). The redemption price is defined as a price per share equal to 90% of the price per share paid by the other purchasers of the Financing Stock sold in the Next Financing. The 2020 Notes are redeemable into the number of shares of Financing Stock needed to settle the aggregate amount of principal and unpaid interest owed to the holder of such notes, which is based on the ultimate price per share associated with the Financing Stock. Consequently, the 2020 Notes are considered stock settled debt.

This redemption feature embedded in the 2020 Notes is considered to be a derivative that is required to be separately accounted for at fair value and subsequently remeasured to fair value at each reporting date. Accordingly, upon issuance of the 2020 Notes, the Company recognized the fair value associated with the embedded derivative which resulted in an embedded derivative liability of approximately $1,520, with an equal and offsetting debt discount. Upon the closing of the Business Combination on August 16, 2021, the embedded derivative was settled. Accordingly, at June 30, 2022 and December 31, 2021, the fair value of the embedded derivative liability was $0.

13. INTEREST EXPENSE AND OTHER

Interest expense and other for the three months ended June 30, 2022 and 2021 consisted of the following (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Interest on term loan debt	$—	$269	$—	$395
Interest on PPP loan	—	5	—	11
Interest on convertible note	—	288	—	566
Amortization of debt issuance costs	—	426	—	437
Amortization of debt discount	—	276	—	543
Amortization of premiums on marketable securities, net of accretion of discounts	272	—	608	—
Common stock purchase agreement costs	28	—	28	—
Other	7	—	14	—
Interest expense and other	$307	$1,264	$650	$1,952

14. STOCKHOLDERS’ EQUITY

Common Stock — The Company is authorized to issue 300,000,000 shares of common stock, par value $0.0001 per share. As of June 30, 2022, the Company had 158,475,630 shares of common stock issued and outstanding.

Preferred Stock — The Company is authorized to issue up to 1,000,000 shares of preferred stock, each with a par value of $0.0001 per share. As of June 30, 2022, no shares of preferred stock were issued and outstanding.

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

Private and Public Warrants — As of June 30, 2022, the Company had 166,666 Private Placement warrants and 7,666,656 Public warrants outstanding. Each warrant entitles the registered holder to purchase one share of the Company's common stock at a price of $11.50 per share.

Tumim Stone Common Stock Purchase Agreement — On December 8, 2021, the Company entered into a Common Stock Purchase Agreement (the “CSPA”) and a Registration Rights Agreement with Tumim Stone Capital LLC (“Tumim Stone”). Under the terms and subject to the conditions of the CSPA, the Company has the right, but not the obligation, to sell to Tumim Stone, and Tumim Stone is obligated to purchase up to the lesser of (i) $125,000 of the Company’s common stock, or (ii) the Exchange Cap, which is equal to 19.99% of the shares of the Company’s common stock outstanding immediately prior to the execution of the CSPA, unless the Company’s stockholders approve the issuance of shares in excess of the Exchange Cap, or the average price of all applicable sales of common stock to Tumim Stone under the CSPA equals or exceeds $4.9485. Upon the satisfaction of various commencement conditions, such as the filing of the registration statement which provides for the resale of such shares pursuant to the Registration Rights Agreement, the Company has sole discretion to initiate such sales of common stock over the period of 36 months commencing December 8, 2021. In all instances, the Company may not sell shares of its common stock to Tumim Stone under the CSPA if doing so would result in Tumim Stone beneficially owning more than 9.99% of its common stock.

The purchase price per share to be purchased by Tumim is equal to the volume-weighted average price for common stock on the applicable purchase date multiplied by 0.9615 (to be adjusted for any reorganization, recapitalization, non-cash dividend, stock split, reverse stock split, or similar transaction). The maximum number of shares the Company may sell to Tumim Stone on any single business day is the lesser of (i) $20,000 divided by the closing sale price of the common stock on the trading day immediately preceding the purchase date, and (ii) 0.15 multiplied by the average daily trading volume in common stock for the three trading days preceding the purchase date.

    In connection with the CSPA, the Company issued to Tumim Stone 302,634 restricted common shares in the Company. At issuance, the 302,634 shares of common stock had a fair value of $1,583 and were recorded to Interest expense and other in the Company’s consolidated statements of operations and comprehensive loss. The Company determined that the right to sell additional shares represents a freestanding put option under ASC 815 Derivatives and Hedging, and as such, the financial instrument was classified as a derivative asset with a fair value of zero at inception of the CSPA on December 8, 2021.

On May 6, 2022, the Company filed a Registration Statement on Form S-1, which relates to the offer and resale of up to 30,865,419 shares of AEye's common stock by Tumim Stone, the selling stockholder. During the six months ended June 30, 2022, the Company issued 435,000 shares of its common stock under the CSPA for proceeds of $1,422.

15. NET LOSS PER SHARE

The following table sets forth the basic and diluted net loss per share attributable to common stockholders for the periods presented (in thousands, except per share data):

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Numerator:
Net loss attributable to common stockholders	$(26,467)	$(11,075)	$(51,348)	$(22,584)
Denominator:
Weighted average common shares outstanding- Basic	157,310,419	101,458,886	156,071,676	101,398,851
Dilutive effect of potential common shares	—	—	—	—
Weighted average common shares outstanding- Diluted	157,310,419	101,458,886	156,071,676	101,398,851

Net loss per share attributable to common stockholders - Basic and Diluted	$(0.17)	$(0.11)	$(0.33)	$(0.22)

Due to net losses for the six months ended June 30, 2022 and 2021, basic and diluted net loss per share were the same, as the effect of all potentially dilutive securities would have been anti-dilutive. The following table sets forth the anti-dilutive common share equivalents for the periods listed:

	Six months ended June 30,
	2022	2021
Common stock options issued and outstanding	27,152,921	31,179,416
Unvested restricted stock units	13,203,133	—
Warrants	7,833,322	256,605
Conversion of convertible notes	—	21,901,302
Total	48,189,376	53,337,323

16. STOCK-BASED COMPENSATION

The Company has four equity incentive plans, the 2014 US LADAR Inc. Equity Incentive Plan (the “2014 Plan”), the 2016 Stock Plan (the “2016 Plan”), the 2021 Equity Incentive Plan (the “Incentive Plan”) and the 2022 Employee Stock Purchase Plan (the "ESPP"). On August 16, 2021, the Company’s 2014 Plan and 2016 Plan were terminated in connection with the Closing, but continue to govern the terms of outstanding equity awards that were granted prior to the termination of such plans.

2014 Plan and 2016 Plan

As of August 16, 2021, the Company no longer grants equity awards pursuant to the 2014 Plan or 2016 Plan. The Company had reserved 33,121,391 shares of common stock for issuance under the 2016 Plan and as of June 30, 2022, 1,741,689 RSUs were granted.

Under the 2016 Plan, options to purchase common stock generally vest over four years with 25% vesting at the end of the first year and the remainder vesting ratably over the next three years. RSUs generally vest 25% at the end of the first year with the remaining RSUs vesting ratably over the next three years or they vest ratably over the four years. Under the 2014 Plan, the vesting period for options to purchase common stock range from immediate to four years. Under each plan, the options expire ten years from the date of grant.

In connection with the Closing on August 16, 2021, $1,500 was paid to an executive as consideration for repurchasing 542,615 of his vested options under the Company’s 2016 Plan.

2021 Equity Incentive Plan

The Incentive Plan became effective immediately upon the Closing on August 16, 2021 and initially reserved 15,440,430 shares of common stock for issuance thereunder. The Incentive Plan includes an evergreen provision that provides for an annual increase in the number of shares of common stock available for issuance thereunder beginning on January 1, 2022 and ending on January 1, 2032, equal to 5% of the shares of the Company’s common stock outstanding on December 31, 2021 for the first year and by 3% of the total number of shares of common stock outstanding on December 31 of the preceding calendar year for each year thereafter, or a lesser number of shares as determined by the Board of Directors. After January 1, 2022, the Board of Directors authorized the addition of 7,743,413 shares of common stock to be added to the Incentive Plan for issuance.

Under the Incentive Plan, RSUs vest depending on their vesting schedule. For newly hired employees, RSUs generally vest 25% during the month following the recipient’s one year anniversary of their start date. The remaining amounts generally vest quarterly over the next three years. For existing employees, these RSUs generally vest quarterly over three years. The fair value of the RSU is equal to the fair value of the Company’s common stock on the date of grant.

As of June 30, 2022, 14,200,116 RSUs were granted to certain individuals under the Incentive Plan.

2022 Employee Stock Purchase Plan

On May 10, 2022, the Company's stockholders approved the 2022 Employee Stock Purchase Plan (the "ESPP"), authorizing 2,000,000 shares of common stock to be reserved for issuance under the ESPP. The first offering to the Company's employees to purchase shares under the ESPP will begin on November 1, 2022. Each employee who is a participant in the ESPP may purchase shares by authorizing contributions at a minimum of 1% up to a maximum of 10% of his or her compensation for each pay period, to a maximum of $15 per purchase period and $25 per year, which will then be used to purchase shares on the last business day of the purchase period at a price equal to 85% of the fair market value of common stock on the offering date or the exercise date, whichever is less.

A summary of stock option activity related to the Plans as of June 30, 2022 is as follows:

	Outstanding Stock Options	Weighted Average Exercise Price	Weighted Average Contractual Life (Years)	Aggregate Intrinsic Value
Balance at December 31, 2021	29,238,432	$0.48	7.35	$127,345
Granted	—	—
Exercised	(1,761,601)	0.38
Forfeited	(323,910)	0.57
Expired	—	—
Balance at June 30, 2022	27,152,921	$0.49	6.9	$38,547
Vested and expected to vest as of June 30, 2022	27,152,921	$0.49	6.9	$38,547
Vested and exercisable as of June 30, 2022	19,485,668	$0.44	6.4	$28,691

The aggregate intrinsic value is the difference between the current fair value of the underlying common stock and the exercise price for in-the-money stock options.

The following table summarizes the RSU award activity under the Plans:

	Shares	Weighted Average Grant date Fair Value per Share
Unvested at December 31, 2021	7,434,743	$5.80
Granted	8,028,045	4.46
Forfeited	(519,420)	4.75
Vested	(1,740,235)	5.23
Unvested at June 30, 2022	13,203,133	$4.91

The total fair value of RSUs that vested during the six months ended June 30, 2022 was $7,534.

Stock-Based Compensation Expense —The following table summarizes stock-based compensation expense recorded in each component of operating expenses in the Company’s consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2022 and 2021 (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Cost of revenue	$43	$—	$43	$—
Research and development	2,045	776	3,268	1,397
Sales and marketing	1,332	415	2,238	773
General and administrative	3,137	1,429	6,348	2,060
Total stock-based compensation	$6,557	$2,620	$11,897	$4,230

No stock options were granted during the six months ended June 30, 2022 and 2021. As of June 30, 2022, the Company had $7,342 of unrecognized compensation expense for related stock option grants. This cost is expected to be recognized over an estimated weighted average period of 1.74 years. The total unrecognized compensation expense for RSUs was $60,463 as of June 30, 2022 which is expected to be recognized over an estimated weighted average period of 2.96 years.

The Company estimates the fair value of its options on grant date using the Black-Scholes option pricing model, which requires the input of subjective assumptions as discussed below, including the expected stock price volatility over the expected term of the award, actual and projected employee stock option exercise behaviors, the risk-free interest rate for the expected term of the award, and expected dividends. The risk-free interest rate is based on the yields of U.S. Treasury securities with maturities similar to the expected term of the options for each option group. Each of these inputs are based on highly subjective assumptions and require significant judgment. For the three and six months ended June 30, 2022, the Company granted no new options.

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

17. REVENUE

Sale of Prototypes

The Company recorded revenue for prototype sales of $195 and $530 in the three and six months ended June 30, 2022, respectively, and $228 and $461 in the three and six months ended June 30, 2021, respectively. These arrangements typically have one performance obligation which is satisfied at the point of delivery or shipment to the customer. The Company does not incur significant contract costs in fulfilling or obtaining their contracts with customers.

Development contracts

The Company has entered into research and development contracts with companies primarily in the automotive industry. Revenue from these contracts is recognized when the Company satisfies performance obligations in the contract, which can result in recognition at either a point in time or over time. The Company assessed the number of performance obligations associated with the promises under each agreement, primarily the delivery of customized 4SightTM perception-related goods and services, and recognized $511 and $1,258 in revenue for performance obligations satisfied during the three and six months ended June 30, 2022, respectively, in the consolidated statements of operations and comprehensive loss. The Company recognized $519 and $615 in revenue for performance obligations satisfied during the three and six months ended June 30, 2021, respectively, in the consolidated statements of operations and comprehensive loss.

Disaggregation of Revenue

The Company recognized the following revenues by geographic area based on the primary billing address of the customer and by the timing of the transfer of goods or services to customers (point in time or over time), as it believes such criteria best depict how the nature, amount, timing, and uncertainty of its revenue and cash flows are affected by economic factors. Total revenue based on the disaggregation criteria described above are as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Revenue by primary geographical market:
United States	626	154	1,647	387
Germany	—	500	—	500
Europe	80	64	120	64
Asia	—	29	21	125
Total	706	747	1,788	1,076

Revenue by timing of recognition:
Recognized at a point in time	214	720	750	1,033
Recognized over time	492	27	1,038	43
Total	706	747	1,788	1,076

Contract Liabilities

Contract liabilities consisted of the following as of June 30, 2022 (in thousands):

As of June 30, 2022
Contract liabilities, current	$1,633
Contract liabilities, noncurrent	—
Total	$1,633

Contract liabilities, noncurrent are included in other noncurrent liabilities on the consolidated balance sheet.

The following table shows the significant changes in contract liabilities balance as of June 30, 2022 and 2021 (in thousands):

	Six months ended June 30,
	2022	2021
Beginning balance	$2,918	$660
Revenue recognized that was included in the contract liabilities beginning balance	(1,285)	(543)
Increase due to cash received and not recognized as revenue and billings in excess of revenue recognized during the period	—	155
Ending balance	$1,633	$272

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

For the three and six months ended June 30, 2022, the Company recorded $18 and $26 provision for income taxes, respectively. For the three and six months ended June 30, 2021, the Company recorded $0 and $0 provision for income taxes, respectively. The change in income tax provision was due to changes in pretax income (loss) in the U.S. and certain foreign entities and changes in tax rates. The income tax rates vary from the federal and state statutory rates due to the valuation allowances on the Company's net operating losses and foreign tax rate differences. The Company computes its quarterly income tax provision by using a forecasted annual effective tax rate and adjusts for any discrete items arising during the quarter. The Company does not provide for federal income taxes on the undistributed earnings of its foreign subsidiaries as such earnings are to be reinvested indefinitely outside the U.S.

19. COMMITMENTS AND CONTINGENCIES

Legal matters

The Company may be subject to legal proceedings and claims that arise in the ordinary course of business. Management is not currently aware of any matters that will have a material effect on the financial position, results of operations, or cash flows of the Company.

20. RELATED PARTIES

Since November 2016, the Company has employed a sibling of Mr. Dussan, the Company’s Chief Technology Officer, who held the position of Director, Human Resources and Sr. Manager of Human Resources at June 30, 2022 and 2021, respectively. For the six months ended June 30, 2022 and 2021, Mr. Dussan’s sibling received total cash compensation of $89 and $58, respectively. For the six months ended June 30, 2022 and 2021, Mr. Dussan’s sibling was granted 22,500 and 1,860 RSUs, respectively. In addition, he participates in all other benefits that the Company generally offers to all of its employees.

21. SUBSEQUENT EVENTS

Management has evaluated subsequent events through August 12, 2022 and determined that there were no such events requiring recognition or disclosure in the financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion contains forward-looking statements that are based on current expectations, estimates, assumptions, and projections about our industry, business, and future financial results. Our actual results and the timing of events may differ materially from those described in or implied by these forward-looking statements due to a number of factors, including those discussed below and those set forth under “Risk Factors” herein and other filings we make with the SEC from time to time. Unless the context otherwise requires, references in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” to “we,” “our,” “us,” and “AEye,” refer to the business and operations of AEye, Inc.

Overview

We are a provider of high-performance, active lidar system technology for vehicle autonomy, advanced driver-assistance systems, or ADAS, and robotic vision applications. With a sophisticated workforce of leaders and researchers, we have developed an artificial intelligence technology that enables adaptive “intelligent sensing,” differentiating us in the marketplace from our competition. Our proprietary software-definable 4SightTM Intelligent Sensing Platform combines solid-state active lidar, an optionally fused low-light HD camera, and integrated deterministic artificial intelligence to capture more intelligent information with less data, enabling faster, more accurate, and more reliable perception of the surroundings.

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

As a result, our adaptive lidar is designed to enable higher levels of autonomy and functionality — SAE Levels 2 through 5 — with the goal of optimizing performance and power, and reducing cost. Our 4Sight Intelligent Sensing Platform is software-definable and network-optimized, and leverages deterministic artificial intelligence at the edge. We have made substantial investments in our R&D processes and deliver value to our customers through a combination of sales and direct channels. We perform the majority of our R&D activities in our 56,549 square foot corporate headquarters in Dublin, California. Our modular design facilitates product hardware updates as technologies evolve, and its small size and modest heat dissipation enable very flexible placement options on the interior or exterior of a vehicle. 4Sight also leverages a common architecture to create application-specific products across the Automotive, Mobility and Industrial markets.

Our systems-based approach encourages partnership from the well-established automotive supply chain, including original equipment manufacturers, or OEMs, as well as Tier 1 and Tier 2 suppliers. There is strong alignment between us and our partners given what is required to produce a high-performance automotive grade product at scale, including quality, reliability, and affordability. Our Tier 1 partners will add value with OEM customers through industrialization, manufacturing, integration, sales, marketing, product liability, and warranty. Our Tier 2 partners will provide automotive-grade sub-components, which are used not only in automotive lidar for ADAS use cases, but also for our products to be sold in the Industrial and Mobility markets. We expect the result will be a high-quality, high-performance product at a low cost, which we believe to be a key enabler in accelerating adoption of lidar across various markets in the Automotive market and beyond.

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

Business Combination and Public Company Costs

As a result of the Business Combination, which closed on August 16, 2021, a subsidiary of CF Finance Acquisition Corp III, or CF III, Meliora Merger Sub, Inc., merged with and into AEye, Inc., then known as AEye Technologies, Inc., or AEye Technologies, with AEye Technologies continuing as the surviving entity as a wholly owned subsidiary of CF III, and CF III thereafter operating under the new name AEye, Inc., or AEye, or the combined entity.

The Business Combination was accounted for as a reverse recapitalization, in accordance with U.S. GAAP. Under this method of accounting, AEye Technologies was treated as the accounting acquirer, meaning CF III was treated as the acquired company for financial reporting purposes. This determination is primarily based on AEye Technologies’ stockholders comprising a majority of the voting power of the combined entity and having the ability to nominate the majority of the governing body of the combined entity. Additionally, AEye Technologies’ senior management comprise the senior management of the combined entity and AEye Technologies’ operations comprise the ongoing operations of the combined entity. Accordingly, for accounting purposes, the financial statements of the combined entity will represent a continuation of the financial statements of AEye Technologies, and the Business Combination will be treated as the equivalent of AEye Technologies issuing stock for the net assets of CF III, accompanied by a recapitalization. The most significant change in AEye Technologies’ financial position and results of the business combination was an increase in cash of $256,811, before transaction costs. Total non-recurring transaction costs incurred for this transaction were $52,661.

Upon the closing of the Business Combination, our common stock and warrants began trading under the symbols “LIDR” and “LIDRW,” respectively, on the Nasdaq Stock Market LLC, or Nasdaq. We anticipate that we will continue to hire additional personnel and implement procedures and processes to address public company regulatory requirements and customary practices. We have incurred and expect to incur additional annual expenses as a public company for, among other things, directors’ and officers’ liability insurance, director fees, and additional internal and external accounting and legal and administrative resources, including increased audit and legal fees.

COVID-19 Impact

The extensive impact of the pandemic caused by the COVID-19 pandemic has resulted and will likely continue to result in significant disruptions to the global economy, as well as businesses and capital markets around the world, despite the reports of declines in severity.The continued impact of the COVID-19 pandemic on our operational and financial performance will depend on various future developments, including the duration and spread of the outbreak and impact on our customers, suppliers, and employees, all of which is uncertain at this time. We expect the COVID-19 pandemic may adversely impact our future revenue and results of operations, but we are unable to predict at this time the size and duration of this adverse impact. For more information on our operations and risks related to epidemics, including COVID-19, please see the section of this Quarterly Report on Form 10-Q entitled “Risk Factors.”

Key Factors Affecting Our Operating Results

We believe that our future performance and success depends to a substantial extent on our ability to capitalize on the following opportunities, which in turn is subject to significant risks and challenges, including those discussed below, and the risk factors described in the section of this Quarterly Report on Form 10-Q entitled “Risk Factors.”

We are subject to those risks common in the technology industry and also those risks common to early stage companies including, but not limited to, the possibility of not being able to successfully develop or commercialize our products; attract new customers and retain our existing customers; develop and protect our intellectual property; comply with existing and new or modified laws and regulations applicable to our business; maintain and enhance the value of our reputation and brand; hire, integrate, and retain talented people at all levels of our organization; and successfully develop new solutions to enhance the experience of, and deliver value to, our customers.

Market Trends and Uncertainties

We anticipate growing demand for our 4SightTM Intelligent Sensing Platform across three major markets - Automotive, Industrial, and Mobility. We also anticipate that the total addressable market for lidar-based perception technology will grow to $42 billion by 2030. Within those markets, we are targeting attractive segments, including advanced driver-assistance systems, or ADAS, autonomous driving, commercial trucking, robo-taxis, and various Industrial and Mobility market segments such as mining, aerospace, defense, shuttles, railway, and intelligent transportation systems, or ITS. This provides us with multiple opportunities for sustained growth by enabling new applications and product features across these market segments. However, as our customers continue R&D projects to commercialize solutions that rely on lidar technology, it is difficult to estimate the timing of ultimate end market and customer adoption. In the Automotive market for example, which accounted for 64% and 70% of our revenue in the six months ended June 30, 2022 and 2021, respectively, our growth and financial performance will be heavily influenced by our ability to successfully integrate into OEM programs that require years of development, testing, and validation. Because of the size and complexity of these OEM programs, we see our existing Tier 1 partnerships as a substantial competitive advantage given their large scale, mass-production capabilities, and existing OEM customer relationships. Our primary focus in the Automotive market is on ADAS for passenger and commercial vehicle autonomy, particularly highway autonomy applications. We believe that growth in that market is driven by both more stringent safety regulations and consumer demand for vehicles offering increased safety. We will need to anticipate and adapt to any changes in the regulatory environment, as well as changes in consumer demand in order to take advantage of this opportunity.

Additionally, we are increasing our investments in international operations and partnerships that will position us to expand our business globally and meet growing demand in international markets. This is an important part of our core strategy and may expose us to additional factors such as foreign currency risk, additional operating costs, and other risks and challenges that may impact the ability to meet projected sales and margin targets.

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

We believe our revenue and profitability will be also be dependent upon our success in licensing our technology to Tier 1 automotive suppliers, such as Continental, which represented 64% and 13% of our revenue in the six months ended June 30, 2022 and 2021, respectively, that intend to use our technology in volume production of lidar sensors for OEMs. Delays of autonomy programs by OEMs that we are currently or will be working with through our Tier 1 partners could result in us being unable to achieve our revenue and profitability targets in the timeframe we anticipate. Our overall revenue and profitability will also be dependent upon both our success in selling our lidar solutions to customers in the Industrial and Mobility markets.

Gross Margin Improvement

Our gross margins will depend on numerous factors, including, among others, the selling price of our products, pricing of our development contracts with customers, royalty rates on licenses we grant to our customers, unit volumes, product mix, component costs, personnel costs, contract manufacturing costs, overhead costs, and product features. In the future, we expect to generate attractive gross margins from licensing our lidar technology and software to our Tier 1 partners in the Automotive market. We also sell our own lidar solutions to customers in the Industrial and Mobility markets utilizing low-cost components that are sourced from the Tier 2 automotive supply chain and assembled by our contract manufacturing partners. If our Tier 1 partners in the Automotive market do not achieve the volumes that we expect, then the cost of the components we use to address the Industrial and Mobility markets may be higher than we currently anticipate and may impact our gross margins and our ability to achieve profitability.

To date, our revenue has been generated through development contracts with OEMs and Tier 1 suppliers, as well as unit sales of our products. These development contracts primarily focus on customization of our proprietary 4Sight capabilities to our customers’ applications, typically involving software implementation to assist with sensor connection and control, customization of scan patterns, and enhancement of particular perception capabilities to meet specific customer needs. In general, development contracts that require more complex configurations have higher prices. We expect development contracts to represent a smaller share of our total revenue over time, as we increase our focus on technology licensing and product sales. We expect our gross margins from the sale of products to improve over time as we outsource volume production of our lidar sensors to contract manufacturers, which we anticipate will both increase unit volumes and reduce the cost per unit. In September 2021, we commenced our transition process to contract manufacturers which we expect to be complete in late 2022.

Investment and Innovation

Our proprietary adaptive, intelligent lidar technology delivers industry-leading performance that helps to solve the most difficult challenges in delivering partial or full autonomy. While traditional sensing systems passively collect data, our active 4Sight Intelligent Sensing Platform leverages principles from automated targeting systems and biomimicry to scan the environment, while intelligently focusing on what matters most in order to enable safer, smarter, and faster decisions in complex scenarios.

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

Components of Results of Operations

Total Revenues

We categorize our revenue as (1) prototype sales and (2) development contracts. In 2022 and 2021, our prototype sales revenue primarily related to unit sales of the company’s 4Sight M product. Revenue from prototype sales is typically recognized at a point in time when the control of goods is transferred to the customer, generally upon delivery or shipment to the customer.

Development contracts represented the majority of our total revenues in 2022 and 2021. Revenue from development contracts are earned from R&D activities and collaboration with OEMs and Tier 1 suppliers. These contracts primarily focus on customization of our proprietary 4Sight capabilities to our customers’ applications, typically involving software implementation to assist with sensor connection and control, customization of scan patterns, and enhancement of perception capabilities to meet specific customer needs. Revenue from development contracts is recognized when we satisfy performance obligations in the contract, which can result in recognition at either a point in time or over time. This assessment is made at the outset of the arrangement for each performance obligation.

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
•new hardware and software expenses; and
•allocated overhead expenses.

R&D costs are expensed as they are incurred. We expect our investment in R&D will continue to grow over time because we believe that investment in R&D is essential to maintain our position as a provider of one of the most advanced lidar solutions available.

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
•consulting, accounting, legal, and professional fees;
•insurance premiums, software and computer equipment costs, general office expenses; and
•allocated overhead expenses.

We expect our G&A expenses to increase for the foreseeable future as we increase our headcount to support the growth of our business, and as a result of operating as a public company, including additional costs and expenses associated with compliance with the rules and regulations of the SEC, as well as legal, audit, insurance, investor relations, and other administrative and professional services.

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

Upon the closing of the Business Combination, our borrowings were repaid with any remaining debt issuance costs and discounts expensed. The pre-combination convertible notes and accrued interest were settled and converted to Class A common stock. See additional discussion in Note 2 to our condensed consolidated financial statements.

Results of Operations

Comparison of the Three Months Ended June 30, 2022 and 2021

The results of operations presented below should be reviewed in conjunction with the consolidated financial statements and notes included elsewhere in this report. The following table sets forth our consolidated results of operations data for the three months ended June 30, 2022 and 2021 (in thousands, except for percentages):

	Three Months Ended June 30,		Change	Change
	2022	2021	$	%
Prototype sales	$195	$228	$(33)	(14)%
Development contracts	511	519	(8)	(2)%
Total revenues	706	747	(41)	(5)%
Cost of revenue	1,427	454	973	214%
Gross (loss) profit	(721)	293	(1,014)	(346)%
Research and development	10,762	5,726	5,036	88%
Sales and marketing	5,323	1,911	3,412	179%
General and administrative	9,827	4,750	5,077	107%
Total operating expenses	25,912	12,387	13,525	109%
Loss from operations	(26,633)	(12,094)	(14,539)	120%
Change in fair value of embedded derivative and warrant liabilities	141	(16)	157	(981)%
Gain on PPP loan forgiveness	—	2,297	(2,297)	(100)%
Interest income and other	350	2	348	17,400%
Interest expense and other	(307)	(1,264)	957	(76)%
Total other income (expense), net	184	1,019	(835)	(82)%
Provision for income tax expense	18	$—	$18	100%
Net loss	$(26,467)	$(11,075)	$(15,392)	139%

Revenue

Prototype Sales

Prototype sales revenue decreased by $33, or 14%, to $195 for the three months ended June 30, 2022 from $228 for the three months ended June 30, 2021. This decrease was primarily due to lower average selling prices in the current quarter offered on our existing prototype as we prepare to release our new product in the coming months.

Development Contracts

Development contracts revenue decreased by $8, or 2%, to $511 for the three months ended June 30, 2022, from $519 for the three months ended June 30, 2021. The decrease was primarily due to the mix of development contracts changing between the periods in comparison.

Cost of Revenue

Cost of revenue increased by $973, or 214%, to $1,427 for the three months ended June 30, 2022, from $454 for the three months ended June 30, 2021. This increase was primarily due to the cost of revenue associated with the Tier 1 automotive supplier contract in the current period as compared to the cost of revenue on development contracts in 2021 as well as increased labor and warranty costs.

Operating Expenses

Research and Development

Research and development expenses increased by $5,036, or 88%, to $10,762 for the three months ended June 30, 2022, from $5,726 for the three months ended June 30, 2021. This increase was primarily driven by increases in personnel costs of $2,483, stock-based compensation expense of $1,269, consumption of parts from inventory of $399, third party research and development work of $230, information technology expense of $197, and travel expense of $157.

Sales and Marketing

Total sales and marketing expenses increased by $3,412, or 179%, to $5,323 for the three months ended June 30, 2022, from $1,911 for the three months ended June 30, 2021. This increase was primarily due to increases in personnel costs of $1,393, stock-based compensation expense of $917, marketing program spend of $491, travel expense of $247, and consultant expense of $122.

General and Administrative

Total general and administrative expenses increased by $5,077, or 107%, to $9,827 for the three months ended June 30, 2022, from $4,750 for the three months ended June 30, 2021. This increase was primarily due to an increase in stock-based compensation expense of $1,708, directors' and officers' insurance of $1,267, professional accounting and legal fees of $937, personnel costs of $781, and travel expense of $200.

Change in Fair Value of Embedded Derivative and Warrant Liabilities

Change in fair value of embedded derivative and warrant liabilities increased by $157, or 981%, to a gain of $141 for the three months ended June 30, 2022, from a loss of $16 for the three months ended June 30, 2021. This increase was primarily due to a decrease in the fair value of the private warrant liabilities in the current period compared to prior period warrant liability.

Gain on PPP Loan Forgiveness

Gain on PPP loan forgiveness decreased by $2,297 to $0 for the three months ended June 30, 2022, from $2,297 for the three months ended June 30, 2021. In June 2021, the full principal and interest of the PPP loan was forgiven.

Interest Income and Other

Interest income and other increased by $348 to $350 for the three months ended June 30, 2022, from $2 for the three months ended June 30, 2021. This increase was primarily due to the interest earned on our marketable securities.

Interest Expense and Other

Interest expense and other decreased by $957, or 76%, to $307 for the three months ended June 30, 2022, from $1,264 for the three months ended June 30, 2021. This decrease was primarily due to $1,264 of prior period interest expense not recurring in the current year given the Company no longer has outstanding debt. This is offset by $272 of amortization of premiums on marketable securities, net of accretion of discounts, in the current period.

Provision for Income Tax Expense

Provision for income tax expenses increased to $18 for the three months ended June 30, 2022, from $0 for the three months ended June 30, 2021. This increase is due to changes in pretax income (loss) in the U.S. and certain foreign entities and changes in tax rates.

Net Loss

Net loss increased by $15,392, or 139%, to $26,467 for the three months ended June 30, 2022, from $11,075 for the three months ended June 30, 2021. This increase was primarily due to an increase in operating expenses.

Comparison of the Six Months Ended June 30, 2022 and 2021

The results of operations presented below should be reviewed in conjunction with the consolidated financial statements and notes included elsewhere in this report. The following table sets forth our consolidated results of operations data for the three months ended June 30, 2022 and 2021 (in thousands, except for percentages):

	Six Months Ended June 30,		Change	Change
	2022	2021	$	%
Prototype sales	$530	$461	$69	15%
Development contracts	1,258	615	643	105%
Total revenues	1,788	1,076	712	66%
Cost of revenue	2,909	1,071	1,838	172%
Gross (loss) profit	(1,121)	5	(1,126)	(22,520)%
Research and development	19,338	11,562	7,776	67%
Sales and marketing	9,939	3,498	6,441	184%
General and administrative	21,157	7,760	13,397	173%
Total operating expenses	50,434	22,820	27,614	121%
Loss from operations	(51,555)	(22,815)	(28,740)	126%
Change in fair value of embedded derivative and warrant liabilities	109	(119)	228	(192)%
Gain on PPP loan forgiveness	—	2,297	(2,297)	(100)%
Interest income and other	774	5	769	15,380%
Interest expense and other	(650)	(1,952)	1,302	(67)%
Total other income (expense), net	233	231	2	1%
Provision for income tax expense	26	$—	$26	100%
Net loss	$(51,348)	$(22,584)	$(28,764)	127%

Revenue

Prototype Sales

Prototype sales revenue increased by $69, or 15%, to $530 for the six months ended June 30, 2022 from $461 for the six months ended June 30, 2021. This increase was primarily due to an increase in 4Sight M unit sales.

Development Contracts

Development contracts revenue increased by $643, or 105%, to $1,258 for the six months ended June 30, 2022, from $615 for the six months ended June 30, 2021. The increase was primarily due to revenue recognized in the current year from a large Tier 1 automotive supplier contract.

Cost of Revenue

Cost of revenue increased by $1,838, or 172%, to $2,909 for the six months ended June 30, 2022, from $1,071 for the six months ended June 30, 2021. This increase was primarily due to the increase in prototype sales and the cost of revenue associated with the Tier 1 automotive supplier contract.

Operating Expenses

Research and Development

Research and development expenses increased by $7,776, or 67%, to $19,338 for the six months ended June 30, 2022, from $11,562 for the six months ended June 30, 2021. This increase was primarily driven by increases in personnel costs of $4,446, stock-based compensation expense of $1,871, consumption of parts from inventory of $708, information technology expenses of $597, facilities expense of $332, travel expense of $193, and lab equipment expense of $122, partially offset by a decrease in third party research and development work of $668.

Sales and Marketing

Total sales and marketing expenses increased by $6,441, or 184%, to $9,939 for the six months ended June 30, 2022, from $3,498 for the six months ended June 30, 2021. This increase was primarily due to increases in personnel costs of $2,914, stock-based compensation expense of $1,465, marketing program spend of $934, travel expense of $533, information technology expense of $246, consultant expense of $144, and facilities expense of $133.

General and Administrative

Total general and administrative expenses increased by $13,397, or 173%, to $21,157 for the six months ended June 30, 2022, from $7,760 for the six months ended June 30, 2021. This increase was primarily due to increases in stock-based compensation expense of $4,288, professional accounting and legal fees of $3,309, directors' and officers' insurance of $2,526, personnel costs of $2,450, investor agency and stock-related expenses of $429, and travel expense of $330.

Change in Fair Value of Embedded Derivative and Warrant Liabilities

Change in fair value of embedded derivative and warrant liabilities increased by $228, or 192%, to a gain of $109 for the six months ended June 30, 2022, from a loss of $119 for the six months ended June 30, 2021. This increase was primarily due to a larger decrease in the fair value of the warrant liabilities in the current period compared to prior period.

Gain on PPP Loan Forgiveness

Gain on PPP loan forgiveness decreased by $2,297 to $0 for the six months ended June 30, 2022, from $2,297 for the six months ended June 30, 2021. In June 2021, the full principal and interest of the PPP loan was forgiven.

Interest Income and Other

Interest income and other increased by $769 to $774 for the six months ended June 30, 2022, from $5 for the six months ended June 30, 2021. This increase was primarily due to the interest earned on our marketable securities of $774.

Interest Expense and Other

Interest expense and other decreased by $1,302, or 67%, to $650 for the six months ended June 30, 2022, from $1,952 for the six months ended June 30, 2021. This decrease was primarily due to a decrease of $1,952 in interest expense in connection with the repayment of the Company's outstanding debt partially offset by $608 of amortization of premiums on marketable securities, net of accretion of discounts, in the current period.

Provision for Income Tax Expense

Provision for income tax expenses increased to $26 for the six months ended June 30, 2022, from $0 for the six months ended June 30, 2021. This increase is primarily due to changes in pretax income (loss) in the U.S. and certain foreign entities and changes in tax rates.

Net Loss

Net loss increased by $28,764, or 127%, to $51,348 for the six months ended June 30, 2022, from $22,584 for the six months ended June 30, 2021. This increase was primarily due to an increase in operating expenses.

Liquidity and Capital Resources

Sources of Liquidity

Our capital requirements will depend on many factors, including sales volume, the timing and extent of spending to support R&D efforts, investments in information technology systems, the expansion of sales and marketing activities, increased costs as we continue to hire additional personnel, and market adoption of new and enhanced products and features. As of June 30, 2022, our cash, cash equivalents, and marketable securities totaled $125.8 million.

To date, our principal sources of liquidity have been proceeds received from the issuance of equity. In December 2021.we entered into a Common Stock Purchase Agreement, or CSPA, with Tumim Stone Capital LLC, or Tumim Stone, whereby we will have the right, but not the obligation, to issue and sell to Tumim Stone, over a 36-month period, up to $125,000,000 of the Company’s common stock. On May 6, 2022, the Company filed a Registration Statement on Form S-1, which related to the offer and resale of up to 30,865,419 shares of our common stock to be purchased by Tumim Stone, pursuant to the CSPA. As of June 30, 2022, 435,000 shares were issued under this CSPA. Until we can generate sufficient revenue from the sale of our products to cover operating expenses, working capital, and capital expenditures, we expect the funds raised in the Business Combination, PIPE financing, as well as any future funds from the CSPA, to fund our near-term cash needs.

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

For the six months ended June 30, 2022 and 2021, we had a net loss of $51,348 and $22,584, respectively. We anticipate that we will continue to incur losses for at least the next several years. We expect that our research and development, selling and marketing, and general and administrative expenses will continue to be significant and, as a result, we may need additional capital resources to fund our operations. We believe that the net proceeds from the Business Combination and CSPA with Tumim Stone, together with our existing cash, cash equivalents, and marketable securities, will enable us to fund our operating expenses, working capital, and capital expenditure requirements for a period of at least twelve months from June 30, 2022. Our plans for the use of cash in the long-term (beyond the twelve months indicated above) are similarly related to funding operating expenses, working capital, and capital expenditure requirements as we continue to scale the business. For additional information regarding our cash requirements from lease obligations and contractual obligations, see Notes 7 and 19 to the Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report on Form 10-Q.

Cash Flow Summary

	Six months ended June 30,
	2022	2021
	(in thousands)
Net cash provided by (used in):
Operating activities	$(33,112)	$(18,339)
Investing activities	$24,475	$(245)
Financing activities	$(1,310)	$15,463

Operating Activities

For the six months ended June 30, 2022, net cash used in operating activities was $33,112. Factors affecting our operating cash flows during this period were a net loss of $51,348, offset by stock-based compensation of $11,897, depreciation and amortization of $463, inventory write-downs of $335, and amortization of premiums on marketable securities, net of changes in accrued interest, of $826. Within operating activities, the net changes in operating assets and liabilities were cash provided of $4,170, primarily driven by decreases in prepaids and other current assets of $900 and accounts receivable of $4,033, and increases in accrued expenses and other current liabilities of $1,354 and accounts payable of $932, offset by an increase in inventories of $1,316 and a decrease in contract liabilities of $1,285.

For the six months ended June 30, 2021, net cash used in operating activities was $18,339. Factors affecting our operating cash flows during this period were net loss of $22,584 and a gain on PPP loan forgiveness of $2,297, offset by stock-based compensation of $4,230, depreciation and amortization of $498, and amortization of debt issuance costs of $437. Within operating activities net changes in operating assets and liabilities were cash provided of $526, primarily driven by an increase in accounts payable of $1,513 and accrued expenses and other current liabilities of $1,953, offset by an increase in inventories of $1,813.

Investing Activities

For the six months ended June 30, 2022, net cash provided by investing activities was $24,475. The primary factor affecting net cash provided by investing activities during this period were the proceeds from redemption of marketable securities of $26,234.

For the six months ended June 30, 2021, net cash used in investing activities was $245, due to the purchase of lab and testing equipment, test vehicles, and computer equipment of $245 associated with growth of our employee base.

Financing Activities

For the six months ended June 30, 2022, net cash used in financing activities was $1,310. The primary factors affecting our financing cash flows during this period were payments for taxes related to net settlement of equity awards of $3,400, partially offset by proceeds from the exercise of stock options of $668 and proceeds from the exercise of the CSPA of $1,422.

For the six months ended June 30, 2021, net cash provided by financing activities was $15,463. The primary factor affecting our financing cash flows during this period were the proceeds from a bank loan of $10,000 and the issuance of convertible notes of $8,045, partially offset by payments of deferred financing costs of $1,287, payments of debt issuance costs of $717, and principal payments of bank loans of $667.

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

During the six months ended June 30, 2022, there were no significant changes in our critical accounting policies and estimates as compared to those previously disclosed in "Critical Accounting Policies and Estimates" in "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in our 2021 Annual Report on Form 10-K.

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

We do not believe that inflation has had a material effect on our business, results of operations, or financial condition. Nonetheless, if our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs. Our inability or failure to do so could harm our business, results of operations, or financial condition.

Interest Rate Risk

As of June 30, 2022, we had cash, cash equivalents, and marketable securities of $125,762, which consisted primarily of deposits in our bank accounts, money market funds, and marketable securities. Such interest-earning instruments carry a degree of interest rate risk. Our investment policy is focused on the preservation of capital and supporting our liquidity needs. We invest in highly rated securities, while limiting the amount of credit exposure to any one issuer, other than the U.S. government. A hypothetical 10% change in interest rates would not have a material impact on our financial condition or results of operations due to the short-term nature of our cash, cash equivalents, and marketable securities.

Credit Risk

Our concentration of credit risk is determined by evaluating each customer and each vendor that accounts for more than 10% of our accounts receivable and accounts payable, respectively. As of June 30, 2022, there were two customers each accounting for 10% or more of our accounts receivable and two vendors accounting for 10% or more of our accounts payable.

We perform credit evaluations as needed and generally do not require collateral for our customers. We analyze accounts receivable, historical percentages of uncollectible accounts, and changes in payment history when evaluating the adequacy of the allowance for doubtful accounts for potential credit losses on customers’ accounts. At June 30, 2022 and 2021, we did not have write-offs and did not record an allowance for doubtful accounts on the consolidated balance sheets.

Foreign Currency Exchange Risk

Our foreign currency exchange gains and losses have been generated primarily from fluctuations in the euro versus the U.S. dollar, and the Japanese yen versus the U.S. dollar. The functional currency of all our entities is the U.S. dollar. Monetary assets and liabilities and transactions denominated in currencies other than an entity’s functional currency are remeasured into its functional currency using current exchange rates, whereas non-monetary assets and liabilities are remeasured using historical exchange rates. We recognize gains and losses from such remeasurements within interest income and other, or interest expense and other, as applicable on the consolidated statements of operations and comprehensive loss in the period of occurrence. We have in the past experienced, and in the future expect to experience, foreign currency exchange gains and losses on our non-functional currency-denominated balances. Foreign currency exchange gains and losses could have a material adverse effect on our business, operating results, and financial condition. To date, we have not engaged in exchange rate hedging activities, and we do not expect to do so in the foreseeable future.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures that are designed to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and that such information is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have evaluated the effectiveness of our disclosure controls and procedures as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the fiscal quarter ended June 30, 2022. Based on this review, our principal executive officer and principal financial officer have concluded that these disclosure controls and procedures were not effective as of June 30, 2022 due to the material weakness in our internal controls over financial reporting that was disclosed in Part II, Item 9A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (the "2021 Annual Report").

Management’s Report on Internal Controls Over Financial Reporting

As discussed in the 2021 Annual Report, we completed the Business Combination on August 16, 2021. Prior to the Business Combination, we were a special purpose acquisition company formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, or other similar business combination with one or more target businesses. As a result, previously existing internal controls are no longer applicable or comprehensive enough as of the assessment date as our operations prior to the Business Combination were insignificant compared to those of the Post-Combination Company. The design and implementation of internal controls over financial reporting for the Post-Combination Company has required and will continue to require significant time and resources from management and other personnel. Because of this, the design and ongoing development of our framework for implementation and evaluation of internal controls over financial reporting is in its preliminary stages. As a result, management was unable, without incurring unreasonable effort or expense, to complete an assessment of our internal controls over financial reporting as of December 31, 2021.

Based on an initial assessment, we concluded that our internal controls over financial reporting were not effective as of December 31, 2021 because of the material weakness described below. A material weakness is a deficiency, or combination of deficiencies, in internal controls over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

In connection with our financial statement close process for the year ended December 31, 2021, we identified a material weakness in our internal controls over financial reporting resulting from a lack of a sufficient number of qualified personnel within our accounting and IT functions who possessed an appropriate level of expertise to effectively perform the following functions:

•identify, select, and apply GAAP sufficiently to provide reasonable assurance that transactions were being appropriately recorded; and
•assess risk and design appropriate control activities over information technology systems and financial and reporting processes necessary to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements.

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

Changes in Internal Controls Over Financial Reporting

Our management continued to take action to remediate the material weakness during the quarterly period ended June 30, 2022. However, the material weakness will not be considered remediated until management designs and implements effective controls that operate for a sufficient period of time and management has concluded, through testing, that these controls are effective.

Beginning January 1, 2022, we implemented ASC 842, Leases. We implemented changes to our processes and control activities related to recognizing operating lease right-of-use assets and operating lease liabilities with lease terms of more than 12 months.

Other than as described above, there was no change in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarterly period ended June 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 1A. Risk Factors
In conducting our business, we may face risks and uncertainties that may interfere with our business objectives. You should carefully consider the following risk factors, as well as all of the other information contained in this Quarterly Report, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report. The risks and uncertainties below are not the only ones that we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that adversely affect our business. The occurrence of any of the following risks, or others specified below, could materially and adversely affect our business, strategies, prospects, financial condition, results of operations, and cash flows. In such case, the market price of our common stock could decline, and you could lose all or part of your investment.

Summary of Risk Factors

As noted above, our business is subject to numerous risks and uncertainties, including those highlighted in this “Risk Factors” section, that represent challenges that we face in connection with the successful implementation of our strategy and growth of our business. The occurrence of one or more of the events or circumstances described in the section titled “Risk Factors,” alone or in combination with other events or circumstances, may have an adverse effect on our business, financial condition, results of operations, and prospects. Such risks include, but are not limited to:

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

•If our deterministic artificial intelligence-driven sensing system is not selected for inclusion in autonomous driver-assistance systems, or ADAS, by any automotive OEMs or their suppliers, our business will be materially and adversely affected.

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

We have incurred net losses in each year since our inception. In the six months ended June 30, 2022 and 2021, we incurred net losses of approximately $51.3 million and $22.6 million, respectively. We expect that we will continue to incur significant losses through at least 2024 as we:

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

As of June 30, 2022, we had an accumulated deficit of approximately $203.1 million. Even if we are able to increase sales or licensing of our products, there can be no assurance that we will be commercially successful. Since we will incur the costs and expenses from these efforts prior to receiving incremental revenues with respect thereto, our losses in future periods will be significant. If our products do not achieve sufficient market acceptance, we will not become profitable. If we fail to become profitable, or if we are unable to fund our continuing losses, we may be unable to continue our business operations. There can be no assurance that we will ever achieve or sustain profitability.

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

The ongoing COVID-19 pandemic has disrupted and affected our business operations, which has led to business and supply chain disruptions. For example, our offices and R&D and manufacturing locations have been, and continue to be, impacted due to national and regional government declarations requiring closures, quarantines, and travel restrictions, although those government-imposed restrictions have begun to ease in some parts of the world. However, given the unpredictable nature of COVID-19 and its variants, including Delta, Omicron, and other subvariants, it is difficult, if not impossible, to predict, whether those government-imposed restrictions will be reimposed at previous levels or enhanced in one or more ways impacting our business operations or those of third parties upon which we rely. The ongoing COVID-19 pandemic, including associated business interruptions and recovery, as well as other possible epidemics or outbreaks of other contagions could result in a material adverse impact on our or our current or anticipated customers’ or suppliers’ business operations, including reduction or suspension of operations in the U.S. or other parts of the world. Our design and engineering operations, among others, cannot all be conducted remotely and often require on-site access to materials and equipment. We have customers, suppliers, and partners with international operations, and our customers, suppliers, and partners also depend on suppliers and manufacturers worldwide, which means that our business and prospects could be affected by the continuation or worsening of the COVID-19 pandemic anywhere in the world. Depending upon the duration of the ongoing COVID-19 pandemic and the associated business interruptions, our customers, suppliers, manufacturers, and partners may suspend or delay their engagement with us. We and our customers’ and suppliers’ response to the ongoing COVID-19 pandemic may prove to be inadequate and they may be unable to continue their respective operations in the manner they had prior to the outbreak or the worsening of the outbreak, and we may consequently endure interruptions, reputational harm, delays in our product development, and shipments, all of which could have an adverse effect on our business, operating results, and financial condition. In addition, when the pandemic subsides, we cannot assure you as to the timing of any economic recovery, which could have a material adverse effect on our target markets and our business.

We continue to implement strategic initiatives designed to grow our business. These initiatives may prove more costly than we currently anticipate and we may not succeed in increasing our revenue in an amount sufficient to offset the costs of these initiatives or to achieve and maintain profitability.

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

These initiatives may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenue, if at all, in an amount sufficient to offset these higher expenses or to achieve and maintain profitability. The market opportunities we are pursuing are at an early stage of development, and it may be many years before the end markets we expect to serve generate demand for our products at scale, if at all. Our revenue may be adversely affected for a number of reasons, including the development and/or market acceptance of new technology that competes with our products, if automotive original equipment manufacturers, or automotive OEMs, Tier 1 automotive suppliers, or other market participants change their view towards autonomous vehicles or ADAS technologies or strategies, the failure of our customers to commercialize autonomous systems that include our solutions, our inability to effectively manage or outsource the management of our inventory, manufacturing, or contract manufacturing of products at scale, our inability to enter new markets or to help our customers adapt our products for new applications, or our failure to attract new customers or secure production orders from existing customers currently analyzing our solutions, or increasing competition. Furthermore, it is difficult to predict the size and growth rate of our target markets, customer demand for our products, commercialization timelines, developments in autonomous sensing, developments in ADAS and related technologies, the entry of competitive products, or the success of existing competitive products and services. For these reasons, we do not expect to achieve profitability over the near term. If our revenue does not grow over the long term, our ability to achieve and maintain profitability may be adversely affected, and the value of our business may significantly decrease.

If our deterministic artificial intelligence-driven sensing system is not selected for inclusion in ADAS technology by automotive OEMs or their suppliers, our business will be materially and adversely affected.

Automotive OEMs and their suppliers design and develop ADAS technology over several years. These automotive OEMs and suppliers undertake extensive testing or qualification processes prior to placing orders for large quantities of products, such as our active lidar products, because such products will function as part of a larger system or platform and must meet specifications that we do not control or dictate. We have spent, and will continue to spend, significant time and resources to have our products selected by automotive OEMs and their suppliers, which, when successful, we refer to as a “design win.” In the case of autonomous driving and ADAS technology, a design win means our active lidar product has been selected for use in a particular vehicle model or models. If we do not achieve a design win with respect to a particular vehicle model, we may not have an opportunity to supply our products to that automotive OEM or its supplier for that vehicle model for a period of many years. In many cases, this period can be as long as five to seven years (or more). If our products are not selected by an automotive OEM or our suppliers for one vehicle model or if our products are not successful in that vehicle model, it is less likely that our product will be deployed in other vehicle models of that automotive OEM. If we fail to obtain design wins for a significant number of vehicle models from one or more automotive OEMs or their suppliers, our business, results of operations, and financial condition will be materially and adversely affected. Our business model for the Automotive market is based on our relationships with Tier 1 suppliers. If these relationships do not materialize, automotive OEMs may be less inclined to select our products for use in their vehicle models. The period of time from a design win to implementation is long and we are subject to the risks of cancellation or postponement of the contract or unsuccessful implementation.

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

•undetected or unknown errors, defects, or reliability issues in our hardware or software which could reduce the market adoption of our products;

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

The production of our components is dependent on sourcing certain key components and raw materials at acceptable price levels. We have experienced, and may continue to experience, supply chain-induced shortages of key components, leading to either a scarcity of such components, or a limited availability of such components at greatly inflated prices, or both. If we or our licensees or contract manufacturers are unable to adequately reduce and control the costs of such key components, we will be unable to realize manufacturing costs targets, which could reduce the market adoption of our products, damage our reputation with current or prospective customers, and have an adverse effect on our brand, business, prospects, financial condition, and operating results.

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

Our future growth depends on penetrating new markets, adapting existing products to new applications and customer requirements, and introducing new products that achieve market acceptance. We plan to incur substantial and increasing R&D costs as part of our efforts to design, develop, manufacture, and commercialize new products and enhance existing products. Our R&D expenses were approximately $19.3 million and $11.6 million during the six months ended June 30, 2022 and 2021, respectively, and are likely to grow in the future. Because we account for R&D as an operating expense, these expenditures will adversely affect our results of operations in the future. Further, our R&D program may not produce successful results, and our new products may not achieve market acceptance, create additional revenue, or become profitable.

Although we believe that lidar is an essential technology for autonomous vehicles and other emerging applications, market adoption of lidar is uncertain. If market adoption of lidar does not continue to develop, or adoption is deferred, or otherwise develops more slowly than we expect, our business will be adversely affected.

While our artificial intelligence-driven lidar-based sensing system can be applied to different use cases across end markets, approximately 64% and 70% of our revenue during the six months ended June 30, 2022 and 2021, respectively, was generated from automotive applications with a few customers in the aerospace, delivery, shuttle, railway, mining, and aviation sectors. Despite the fact that the automotive industry has expended considerable effort to research and test lidar products for ADAS and autonomous driving applications, the automotive industry may not introduce lidar products in commercially available vehicles on a timeframe that matches our expectations, or at all. We continually study emerging and competing sensing technologies and methodologies and we may incorporate new sensing technologies to our product portfolio over time. However, lidar products remain relatively new and it is possible that other sensing modalities, or a new disruptive modality based on new or existing technologies, including a combination of technologies, will achieve acceptance or leadership in the ADAS and autonomous driving space. Even if lidar products are used in initial generations of autonomous driving technology and ADAS products, we cannot guarantee that lidar products will be designed into or included in subsequent generations of such commercialized technology. In addition, we expect that initial generations of autonomous vehicles will be focused on limited applications, such as robo-taxis and shuttles, and that mass market adoption of autonomous technology may lag significantly behind these initial applications. The speed of market adoption and growth for ADAS or autonomous vehicles is difficult, if not impossible, to predict, and it is more difficult to predict this market’s future growth in light of the economic consequences of the COVID-19 pandemic and other macroeconomic factors. Although we currently believe we have a differentiated market leading technology for the autonomous vehicle market, by the time mass market adoption of autonomous vehicle technology is achieved, we expect competition among providers of sensing technology based on lidar and other modalities to increase substantially. If, by the time autonomous vehicle technology achieves mass market adoption, commercialization of lidar products is not successful, or not as successful as we or the market expects, or if other sensing modalities gain acceptance by developers of ADAS products, automotive OEMs, regulators, safety organizations, or other market participants, our business, results of operations, and financial condition will be materially and adversely affected.

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

We engage international contract manufacturers, and therefore we may face risks associated with manufacturing operations outside the U.S.

To the extent our manufacturing is done outside of the U.S., we are subject to several inherent risks, including:

•foreign currency fluctuations;

•local economic conditions;

•political instability, including the military actions occurring in the Ukraine;

•import and export requirements;

•foreign government regulatory requirements;

•reduced protection for intellectual property rights in some countries;

•tariffs and other trade barriers and restrictions; and

•potentially adverse tax consequences.

We intend to continue to engage with contract manufacturers outside the U.S., therefore we will be subject to these risks, each of which could increase our costs and decrease our profit margins.

We, our outsourcing partners, and our suppliers rely on complex machinery for production of our lidar solutions, which involves a significant degree of risk and uncertainty in terms of operational performance and costs.

We, our outsourcing partners, and our suppliers rely on complex machinery for the production, assembly, and installation of our lidar solutions, which involve a significant degree of uncertainty and risk in terms of operational performance and costs to maintain. In addition, the cost to procure this machinery can be significant and these costs, in many instances, will be paid by us. Our limited in-house production facility, and the facilities of our outsourcing partners and suppliers, consist of large-scale machinery combining many components. These components may suffer unexpected malfunctions from time to time and will require repairs and spare parts to resume operations, which may not be available when needed, or at all. Unexpected malfunctions of these components may significantly affect intended operational efficiency. Operational performance and maintenance costs can be difficult to predict and are often influenced by factors outside of our control, such as, but not limited to, scarcity of natural resources, environmental hazards and remediation, costs associated with decommissioning of machines, labor disputes and strikes, difficulty or delays in obtaining governmental permits, damages or defects in electronic systems, industrial accidents, fires, seismic activity, and other natural and manufactured disasters. Should such operational risks materialize, it may result in personal injury to or death of workers, loss of production equipment, damage to production facilities, monetary losses, delays, and unanticipated fluctuations in production, environmental damage, administrative fines, increased insurance costs and potential legal liabilities, some of which may be the responsibility of our outsourcing partners and suppliers, but could have a material adverse effect on our business, prospects, financial condition, or operating results.

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

Sales to international customers accounted for 8% and 64% of our revenue for the six months ended June 30, 2022 and 2021, respectively. We are committed to growing our international sales, and while we have committed resources to expanding our international operations and sales channels, these efforts may not be successful. International operations are subject to a number of other risks, including:

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

While we make our strategic planning decisions based on the assumption that the markets we are targeting will grow, our business is dependent, in large part on, and directly affected by, business cycles and other factors affecting the global automotive industry and the global economy generally. Automotive production and sales are highly cyclical and depend on general economic conditions and other factors, including consumer spending and preferences, changes in interest rates and credit availability, changes in inflation rates, as the U.S.and many other countries are now experiencing, consumer confidence, fuel costs, fuel availability, environmental impact, governmental incentives and regulatory requirements, and political volatility, especially in energy-producing countries and growth markets. In addition, the recent outbreak of hostilities between Russia and Ukraine and global reactions thereto have increased U.S. domestic and global energy prices. Oil supply disruptions related to the Russia-Ukraine conflict, and sanctions and other measures taken by the U.S. and its allies, have lead to higher costs for gasoline, food, and goods in the U.S. and exacerbate the inflationary pressures on the economy, with potentially adverse impacts on our customers and on our business, results of operations, and financial condition. Moreover, certain raw materials needed to produce components that are incorporated into our products, and the products of our customers, are primarily derived in the region in which the Russia-Ukraine conflict is occurring. The longer the Russia-Ukraine conflict continues and the more damage to Ukrainian infrastructure that occurs, the greater the impact could be on the supply of such raw materials, and the failure to have access to such raw materials could have an adverse effect on our business and results of operations. In addition, the Cybersecurity and Infrastructure Security Agency, or CISA, has warned all organizations in the U.S. to be on guard against possible cyber attacks coming from Russia which has the potential to disrupt business operations, limit access to essential services, and threaten public safety.

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

We are pursuing opportunities in markets that are undergoing rapid changes, including technological and regulatory changes, and it is difficult to predict the timing and size of the opportunities. For example, autonomous driving and lidar-based ADAS applications require the utilization of complex technology. Because these systems depend on technology from many companies, commercialization of autonomous driving or ADAS products could be delayed or impaired on account of certain technological components not being ready to be deployed in automobiles. We are in the process of developing necessary relationships with commercial partners, which may not result in the commercialization of our technology immediately, or at all. Regulatory, safety, or reliability developments, many of which are outside of our control, could also cause delays or otherwise impair commercial adoption of these new technologies, which will adversely affect our growth. Our future financial performance will depend on our ability to make timely investments in emerging market opportunities. If one or more of these markets experience a shift in customer or prospective customer demand, our products may not compete as effectively, if at all, and they may not be designed into commercialized products. Given the evolving nature of the markets in which we operate, it is difficult to predict customer demand or adoption rates for our products or the future growth of these markets. If demand does not develop or if we cannot accurately forecast customer demand, the size or timing of our markets, inventory requirements, or our future financial results, our business, results of operations, and financial condition will be adversely affected.

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

Although we have and continue to pursue a broad customer base, we are dependent on a collection of customer relationships which are currently in development, with strong purchasing power. For the six months ended June 30, 2022 and 2021, Continental AG accounted for approximately 64% and 13% of our revenue, respectively. The loss of business from any of our major customers (whether by lower overall demand for our products, component shortages that impact our customers’ production plans or product development plans, cancellation of existing contracts or product orders, or the failure to design in our products, or an award of initial or new business) could have a material adverse effect on our business.

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

There is also a risk that one or more of our major customers could be unable to pay our invoices as they become due or that a customer will simply refuse to make such payments if it experiences financial difficulties. If our customers face financial difficulties, they may also cancel current or future product programs that could materially and adversely impact our financial results. If a major customer were to enter into bankruptcy or similar proceedings whereby contractual commitments are subject to a stay and the possibility of modifications, we could be forced to record a substantial loss.

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

In December 2021, we entered into the CSPA with Tumim Stone pursuant to which Tumim Stone committed to purchase, subject to certain limitations, up to $125 million of our common stock should we elect to sell our common stock to them. On May 6, 2022, we filed a Registration Statement on Form S-1, which relates to the offer and resale of up to 30,865,419 shares of our common stock to be purchased by Tumim Stone, pursuant to the CSPA. Should we decide to sell our common stock to Tumim Stone, stockholders will experience dilution of their interest in us, which dilution will be heightened if the price at which we sell the common stock is low, as there is no minimum price at which we can sell our common stock under the CSPA. Moreover, under the CSPA, with some exceptions, we can only sell to Tumim Stone the lesser of: (i) a total of 30,865,419 shares of our common stock or (ii) a number of shares where Tumim Stone would own no more than 9.99% of our outstanding shares, which at August 10, 2022, totaled 159,300,358 shares. At values below $4.05 per share, we would likely not be in a position to realize the full commitment of $125 million under the CSPA and existing stockholders would experience significant dilution. During the six months ended June 30, 2022, the Company issued 435,000 shares of its common stock under the CSPA for proceeds of $1.4 million. Therefore, the actual number of shares we will be able to sell to Tumim Stone, the amount of dilution our stockholders will experience upon the sale of our common stock under the CSPA, and the total proceeds that we will derive from such sales, cannot be determined at this time.

We have identified a material weakness in our internal controls over financial reporting as of December 31, 2021. If we fail to develop and maintain an effective system of internal controls over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us.

In connection with our financial statements close process for the period ended December 31, 2021, we identified a material weakness in the design and operating effectiveness of our internal controls over financial reporting, which remains unremediated as of June 30, 2022. The material weakness identified resulted from a lack of a sufficient number of personnel within our accounting function who possessed an appropriate level of expertise to timely identify, select, and apply GAAP sufficiently to provide reasonable assurances that transactions were appropriately recorded. This resulted in us not having adequate risk assessment and not having adequate design of internal control activities surrounding the financial close and CF Finance Acquisition Corp. III restating previously issued financial statements due to material errors in accounting for SPAC warrants.

A material weakness is a deficiency or combination of deficiencies in internal controls over financial reporting such that there is a reasonable possibility that a material misstatement of our financial statements would not be prevented or detected on a timely basis.

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

If not remediated, this material weakness could result in material misstatements to our annual or interim financial statements that might not be prevented or detected on a timely basis, or in delayed filing of required periodic reports. If we are unable to assert that our internal controls over financial reporting are effective, or when required in the future, if our independent registered public accounting firm is unable to express an unqualified opinion as to the effectiveness of our internal controls over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports, the market price of our common stock could be adversely affected, and we could become the subject of litigation or investigations by Nasdaq, the U.S. Securities and Exchange Commission, or the SEC, or other regulatory authorities, which could require additional financial and management resources.

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

The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal controls over financial reporting. We are continuing to develop and refine our disclosure controls, internal controls over financial reporting, and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we will file with the SEC are recorded, processed, summarized, and reported within the time periods specified in the rules of and on the forms required by the SEC, and that information required to be disclosed in reports under the Exchange Act is accumulated and communicated to our principal executive and financial officers.

Our current controls, and any new controls that we develop, may be inadequate because of changes in conditions in our business. Further, weaknesses in our internal controls may be discovered in the future. Any failure to develop or maintain effective controls, or any difficulties encountered in their implementation or improvement, could adversely affect our operating results or cause us to fail to meet our reporting obligations, and may result in a restatement of our financial statements for prior periods. Any failure to implement and maintain effective internal controls also could adversely affect the results of periodic management evaluations and annual independent registered public accounting firm attestation reports regarding the effectiveness of our internal controls over financial reporting that we are required to include in the periodic reports we will file with the SEC under Section 404 of the Sarbanes-Oxley Act. Ineffective disclosure controls and procedures and a lack of internal controls over financial reporting could also cause investors to lose confidence in our reported financial and other information.

In order to maintain and improve the effectiveness of our disclosure controls and procedures and our internal controls over financial reporting, we have expended, and anticipate that we will continue to expend, significant resources, including accounting-related costs, and provide significant management oversight. Any failure to maintain the adequacy of our internal controls, or consequent inability to produce accurate financial statements on a timely basis, could increase our operating costs and could materially and adversely affect our ability to operate our business. If our internal controls are perceived as inadequate or that we are unable to produce timely or accurate financial statements, investors may lose confidence in our operating results and the price of our common stock could decline.

Our independent registered public accounting firm is not required to formally attest to the effectiveness of our internal controls over financial reporting until after we are no longer an emerging growth company. At such time, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our controls are documented, designed, or operating. Any failure to maintain effective disclosure controls and internal controls over financial reporting could have a material and adverse effect on our business and operating results.

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

As of December 31, 2021, we had approximately $156.6 million of U.S. federal, and approximately $104.6 million of state net operating loss carryforwards available to reduce future taxable income. Of the approximately $156.6 million in U.S. federal net operating loss carryforwards, approximately $114.5 million will be carried forward indefinitely for U.S. federal tax purposes and, of the remainder, approximately $0.1 million, will begin to expire in 2033. All of our U.S. state net operating loss carryforwards will expire between 2029 and 2041. It is possible that we will not generate taxable income in time to use these net operating loss carryforwards before their expiration, or at all. Under legislative changes made in December 2017, U.S. federal net operating losses incurred in 2018 and in future years may be carried forward indefinitely, but the deductibility of such net operating losses is limited. It is uncertain if and to what extent various states will conform to the newly enacted federal tax law. In addition, the federal and state net operating loss carryforwards and certain tax credits may be subject to significant limitations under Section 382 and Section 383 of the U.S. Tax Code, respectively, and similar provisions of state law. Under those sections of the U.S. Tax Code, if a corporation undergoes an “ownership change,” the corporation’s ability to use our pre-change net operating loss carryforwards and other pre-change attributes, such as research tax credits, to offset our post-change income or tax may be limited. In general, an “ownership change” will occur if there is a cumulative change in our ownership by “5-percent shareholders” that exceeds 50 percentage points over a rolling three-year period. Similar rules may apply under state tax laws. We have not yet undertaken an analysis of whether the Business Combination we closed on August 16, 2021 constitutes an “ownership change” for purposes of Section 382 and Section 383 of the U.S. Tax Code. If the Business Combination is determined to constitute an “ownership change,” our profitability may be impacted.

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

In addition, we are also dependent on the services of our other executive officers, including Robert Brown, our Chief Financial Officer, Andrew S. Hughes, our General Counsel, and Thomas R. Tewell, our Chief Operating Officer, as well as our other senior executives, such as Conor Tierney, our Chief Accounting Officer, and T.R. Ramachandran, our Chief Product Officer. The loss of any of our executive officers or other senior executives could adversely affect our business because the loss could make it more difficult to, among other things, compete with other market participants, continue to develop innovative product designs, and retain existing customers or cultivate new ones. Negative public perception of, or negative news related to any of our executive officers or senior executives may adversely affect our brand, relationship with customers, or standing in the industry.

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

The techniques used by cyber attackers change frequently and may be difficult to detect for long periods of time. Although we maintain information technology measures designed to protect us against intellectual property theft, data breaches, and other cyber incidents, such measures will require continual updates and improvements, and we cannot guarantee that such measures will be adequate to detect, prevent, or mitigate cyber incidents. The implementation, maintenance, segregation, and improvement of these systems requires significant management time, support, and cost. Moreover, there are inherent risks associated with developing, improving, expanding, and updating current systems, including the disruption of our data management, procurement, production execution, finance, supply chain, and sales and service processes. These risks may affect our ability to manage our data and inventory; procure parts or supplies; produce, sell, deliver, or service our solutions; adequately protect our intellectual property; or achieve and maintain compliance with, or realize available benefits under, applicable laws, regulations, and contracts. We cannot be sure that the systems upon which we rely, including those of our third-party vendors or suppliers, will be effectively implemented, maintained, or expanded as planned. If we do not successfully implement, maintain, or expand these systems as planned, our operations may be disrupted, our ability to accurately and timely report our financial results could be impaired, and deficiencies may arise in our internal controls over financial reporting, which may impact our ability to certify our financial results. Moreover, our proprietary information or intellectual property could be compromised or misappropriated, and our reputation may be adversely affected. If these systems do not operate as we expect them to, we may be required to expend significant resources to make corrections or find alternative sources for performing these functions. As our reliance on technology has increased, so have the risks posed to our information systems, both internal and those provided by third-party service providers. We have implemented processes, procedures, and internal controls to help mitigate cybersecurity risks and cyber intrusions, but these measures, as well as our increased awareness of the nature and extent of a risk of a cyber-incident, do not guarantee that a cyber-incident will not occur and/or that our financial results, operations, or confidential information will not be negatively impacted by such an incident. Further, the remote working conditions resulting from the COVID-19 pandemic have heightened our vulnerability to a cybersecurity risk or incident.

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

We have in the past and may become involved in legal and regulatory proceedings and commercial or contractual disputes, which could have an adverse effect on our profitability and consolidated financial position.

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

Vehicle regulators globally continue to consider new and enhanced emissions requirements, including electrification, to meet environmental and economic needs as well as pursue new safety standards to address existing and emerging traffic risks. To control new vehicle prices and remain competitive, among other concerns, automotive OEMs may need to dedicate technology and cost additions to new vehicle designs to meet these emissions and safety requirements and postpone the additional costs associated with new autonomous and ADAS features.

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

The success of our products and our business depends in large part on our ability to obtain patents and other intellectual property rights and maintain adequate legal protection for our products in the U.S. and other foreign jurisdictions. We rely on a combination of patent, trademark, copyright, and trade secret laws, as well as confidentiality agreements and other contractual restrictions, to establish and protect our proprietary rights, all of which can only provide limited protection.

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

Although we believe we hold key patents related to our products, a number of companies, both within and outside of the lidar industry, hold other patents covering various aspects of lidar products. In addition to these patents, participants in this industry typically also protect their technology, especially embedded software, through copyrights and trade secrets. As a result, there is frequent litigation based on allegations of infringement, misappropriation, or other violations of intellectual property rights. We have received in the past, and in the future may receive, inquiries from other intellectual property holders and may become subject to claims that we infringe their intellectual property rights, particularly as we expand our presence in the market, expand to new use cases, and face increasing competition. In addition, parties may claim that the names and branding of our products infringe their trademark rights in certain countries or territories. If such a claim were to prevail, we may have to change the names and branding of our products in the affected territories, and we could incur other costs.

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

Our defense of intellectual property rights claims brought against us or our customers, suppliers, or channel partners, whether with or without merit, could be time-consuming, expensive to litigate or settle, divert management resources and attention, and force us to acquire intellectual property rights and licenses, which may involve substantial royalty or other payments and may not be available on acceptable terms, or at all. Further, a party making such a claim, if successful, could secure a judgment that requires us to pay substantial damages or obtain an injunction prohibiting us from continuing to sell certain products. An adverse determination also could invalidate our intellectual property rights and could adversely affect our ability to offer our products to our customers and may require that we procure or develop substitute products that do not infringe, which could require significant effort and expense, or not be possible to develop at all. Any of these events could adversely affect our business, operating results, financial condition, and prospects.

Our intellectual property applications may not issue or be registered, which may have a material adverse effect on our ability to prevent others from commercially exploiting products similar to ours.

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

The market price and trading volume of our common stock may be volatile and could decline significantly.

The stock markets, including Nasdaq on which we list our shares of common stock, have from time to time experienced significant price and volume fluctuations. Even if an active, liquid, and orderly trading market develops and is sustained for our common stock, the market price of our common stock may continue to be volatile and could decline significantly. In addition, the trading volume in our common stock does fluctuate significantly and can cause significant price variations to occur. If the market price of our common stock declines significantly, you may be unable to resell your shares at an attractive price, or at all. We cannot assure you that the market price of our common stock will not fluctuate widely or decline significantly in the future. In the past, securities class action litigation has often been instituted against companies following periods of volatility in the market price of their shares. This type of litigation could result in substantial costs and divert our management’s attention and resources, which could have a material adverse effect on us.

If securities or industry analysts cease publishing research or reports about us, our business, or our market, or if they change their recommendations regarding our common stock adversely, then the price and trading volume of our common stock could decline.

The trading market for our common stock will be influenced by the research and reports that industry or securities analysts may publish about us, our business, our market, or our competitors. If any of the analysts who may cover us change their recommendation regarding our stock adversely, or provide more favorable relative recommendations about our competitors, the price of our common stock would likely decline. If any analyst who may cover us were to cease coverage of us or fail to regularly publish reports on us, we could lose visibility in the financial markets, which could cause our stock price or trading volume to decline.

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

Dated: August 12, 2022

AEye, Inc.

By: /s/ Blair LaCorte
Blair LaCorte
Chief Executive Officer and Director
(Principal Executive Officer)

By: /s/ Robert Brown
Robert Brown
Chief Financial Officer and Treasurer
(Principal Financial Officer)