Form 10-Q
period 2022-09-30
AEye, Inc.
filed 2022-11-10
CIK 1818644

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of November 8, 2022, the registrant had 161,058,732 shares of common stock, $0.0001 par value per share, outstanding.

AEye, Inc.
Quarterly Report on Form 10-Q
For the Quarterly Period Ended September 30, 2022

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

These statements are only predictions based on our current expectations and projections about future events. These statements involve known and unknown risks, uncertainties, and other important factors that could cause our actual results, level of activity, performance, or achievements to differ materially from the results, level of activity, performance, or achievements expressed or implied by the forward-looking statements. Given these risks, uncertainties, and other factors, you should not place undue reliance on these forward-looking statements. These factors include the information set forth in Part 1, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 under the heading “Risk Factors,” and Part II, Item 1A, of this Quarterly Report under the heading “Risk Factors,” which we encourage you to carefully read. Although we believe the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, level of activity, performance, or achievements. We undertake no obligation to update any forward-looking statements made in this Form 10-Q to reflect events or circumstances after the date of this Form 10-Q or to reflect new information or the occurrence of unanticipated events, except as required by law.

PART 1. FINANCIAL INFORMATION
Item 1. Financial statements (Unaudited)

AEYE, INC. CONDENSED CONSOLIDATED BALANCE SHEETS (In thousands, except share and par value)
	September 30, 2022	December 31, 2021
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$58,490	$14,183
Marketable securities	53,699	149,824
Accounts receivable, net	624	4,222
Inventories, net	4,024	4,085
Prepaid and other current assets	5,496	5,051
Total current assets	122,333	177,365
Right-of-use assets	15,847	—
Property and equipment, net	7,621	5,129
Restricted cash	2,150	2,150
Other noncurrent assets	2,739	1,509
Total assets	$150,690	$186,153

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,175	$2,542
Accrued expenses and other current liabilities	9,888	8,739
Contract liabilities	1,518	2,287
Convertible notes	9,512	—
Total current liabilities	22,093	13,568
Operating lease liabilities, noncurrent	17,058	—
Deferred rent, noncurrent	—	3,032
Other noncurrent liabilities	518	786
Total liabilities	39,669	17,386
COMMITMENTS AND CONTINGENCIES (Note 19)
STOCKHOLDERS’ EQUITY:
Preferred stock—$0.0001 par value: 1,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock—$0.0001 par value: 300,000,000 shares authorized; 160,837,846 and 155,137,237 shares issued and outstanding at September 30, 2022 and December 31, 2021	16	16
Additional paid-in capital	339,408	320,937
Accumulated other comprehensive loss	(1,636)	(391)
Accumulated deficit	(226,767)	(151,795)
Total stockholders’ equity	111,021	168,767
Total liabilities and stockholders’ equity	$150,690	$186,153
The accompanying notes are an integral part of these condensed consolidated financial statements.

AEYE, INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (In thousands, except share and per share data) (Unaudited)
	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
REVENUE:
Prototype sales	$652	$127	$1,182	$588
Development contracts	115	—	1,373	615
Total revenues	767	127	2,555	1,203
Cost of revenue	2,708	466	5,617	1,537
Gross loss	(1,941)	(339)	(3,062)	(334)
OPERATING EXPENSES:
Research and development	8,971	7,468	28,309	19,030
Sales and marketing	4,466	2,991	14,405	6,489
General and administrative	7,896	6,086	29,053	13,846
Total operating expenses	21,333	16,545	71,767	39,365
LOSS FROM OPERATIONS	(23,274)	(16,884)	(74,829)	(39,699)
OTHER INCOME (EXPENSE):
Change in fair value of embedded derivative liability and warrant liabilities	16	341	125	222
Gain on PPP loan forgiveness	—	—	—	2,297
Interest income and other	335	69	1,109	74
Interest expense and other	(688)	(919)	(1,338)	(2,871)
Total other income (expense), net	(337)	(509)	(104)	(278)
Provision for income tax expense	13	—	39	—
Net loss	$(23,624)	$(17,393)	$(74,972)	$(39,977)
PER SHARE DATA
Net loss per common share (basic and diluted)	$(0.15)	$(0.15)	$(0.48)	$(0.39)
Weighted average common shares outstanding (basic and diluted)	159,312,203	114,891,595	156,702,000	102,953,263
COMPREHENSIVE LOSS:
Net loss	$(23,624)	$(17,393)	$(74,972)	$(39,977)
Change in net unrealized loss on available-for-sale securities, net of tax	(84)	(42)	(1,322)	(42)
Net losses reclassified into income during the period, net of tax	77	—	77	—
Comprehensive loss	$(23,631)	$(17,435)	$(76,217)	$(40,019)

The accompanying notes are an integral part of these condensed consolidated financial statements.

AEYE, INC. CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) For the nine months ended September 30, 2022 and 2021 (In thousands, except share data) (Unaudited)
	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2021	—	$—	155,137,237	$16	$320,937	$(391)	$(151,795)	$168,767
Stock-based compensation	—	—	—	—	5,340	—	—	5,340
Issuance of common stock upon exercise of stock options	—	—	656,303	—	222	—	—	222
Issuance of common stock upon vesting of restricted stock units	—	—	856,917	—	—	—	—	—
Taxes related to net share settlement of equity awards	—	—	(285,533)	—	(1,149)	—	—	(1,149)
Change in net unrealized loss on available-for-sale securities, net of tax	—	—	—	—	—	(1,056)	—	(1,056)
Net loss	—	—	—	—	—	—	(24,881)	(24,881)
BALANCE—March 31, 2022	—	$—	156,364,924	$16	$325,350	$(1,447)	$(176,676)	$147,243
Stock-based compensation	—	—	—	—	6,557	—	—	6,557
Issuance of common stock upon exercise of stock options	—	—	1,105,298	—	446	—	—	446
Issuance of common stock upon vesting of restricted stock units	—	—	883,318	—		—	—	—
Taxes related to net share settlement of equity awards	—	—	(312,920)	—	(1,431)	—	—	(1,431)
Issuance of common stock under the Common Stock Purchase Agreement	—	—	435,000	—	1,422	—	—	1,422
Issuance of stock upon exercise of public warrants	—	—	10	—	—	—	—	—
Change in net unrealized loss on available-for-sale securities, net of tax	—	—	—	—	—	(182)	—	(182)
Net loss	—	—	—	—	—	—	(26,467)	(26,467)
BALANCE—June 30, 2022	—	$—	158,475,630	$16	$332,344	$(1,629)	$(203,143)	$127,588
Stock-based compensation	—	—	—	—	6,106	—	—	6,106
Issuance of common stock upon exercise of stock options	—	—	1,014,428	—	364	—	—	364
Issuance of common stock upon vesting of restricted stock units	—	—	976,852	—	—	—	—	—
Taxes related to net share settlement of equity awards	—	—	(339,064)	—	(846)	—	—	(846)
Issuance of common stock under the Common Stock Purchase Agreement, net of transaction costs	—	—	710,000	—	1,469	—	—	1,469
Transaction costs related to Common Stock Purchase Agreement	—	—	—	—	(29)	—	—	(29)
Other comprehensive loss, net of tax	—	—	—	—	—	(7)	—	(7)
Net loss	—	—	—	—	—	—	(23,624)	(23,624)
BALANCE—September 30, 2022	—	$—	160,837,846	$16	$339,408	$(1,636)	$(226,767)	$111,021

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
BALANCE—December 31, 2020 (as previously reported)	16,383,725	$62,639	10,838,010	$—	$5,920	$—	$(86,784)	$(18,225)
Retroactive application of recapitalization (Note 2)	(16,383,725)	(62,639)	90,448,635	10	62,629	—	—	—
Balance as of December 31, 2020, as adjusted	—	—	101,286,645	10	68,549	—	(86,784)	(18,225)
Stock-based compensation	—	—	—	—	1,610	—	—	1,610
Issuance of common stock upon exercise of stock options	—	—	171,724	—	85	—	—	85
Repurchase of common stock	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	(11,509)	(11,509)
BALANCE—March 31, 2021	—	$—	101,458,369	$10	$70,244	$—	$(98,293)	$(28,039)
Issuance of common stock upon exercise of stock options	—	—	8,478	—	4	—	—	4
Stock-based compensation	—	—	—	—	2,620	—	—	2,620
Net loss	—	—	—	—	—	—	(11,075)	(11,075)
BALANCE—June 30, 2021	—	$—	101,466,847	$10	$72,868	$—	$(109,368)	$(36,490)
Stock-based compensation	—	—	—	—	2,282	—	—	2,282
Issuance of common stock upon exercise of stock options	—	—	23,917	—	11	—	—	11
Issuance of common stock in lieu of cash retainer	—	—	1,171	—	10	—	—	10
Conversion of convertible notes and accrued interest into Class A common stock	—	—	20,778,097	2	39,093	—	—	39,095
Business Combination and PIPE financing	—	—	31,894,635	3	256,808	—	—	256,811
Offering cost in connection with Business Combination and PIPE financing	—	—	—	—	(52,661)	—	—	(52,661)
Net settlement of common stock and Series A preferred stock warrants	—	—	240,806	—	—	—	—	—
Assumption of the private placement warrant liability in connection with Business Combination	—	—	—	—	(268)	—	—	(268)
Repurchase of stock options	—	—	—	—	(1,500)	—	—	(1,500)
Issuance of common stock upon vesting of restricted stock units	—	—	197,759	—	—	—	—	—
Taxes related to net share settlement of equity awards	—	—	(37,561)	—	(325)	—	—	(325)
Unrealized loss on available-for-sale securities	—	—	—	—	—	(42)	—	(42)
Net loss	—	—	—	—	—	—	(17,393)	(17,393)
BALANCE-September 30, 2021	—	$—	154,565,671	$15	$316,318	$(42)	$(126,761)	$189,530

The accompanying notes are an integral part of these condensed consolidated financial statements.

AEYE, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands) (Unaudited)
	Nine months ended September 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(74,972)	$(39,977)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	794	769
Noncash lease expense relating to operating lease right-of-use assets	993	—
Inventory write-downs, net of scrapped inventory	576	—
Change in fair value of embedded derivative liability and warrant liabilities	(125)	(222)
Noncash gain on PPP loan forgiveness	—	(2,297)
Stock-based compensation	18,003	6,522
Amortization of debt issuance costs	—	725
Amortization of debt discount	—	752
Realized loss on redemption of marketable securities	77	—
Amortization of premiums on marketable securities, net of change in accrued interest	1,211	47
Other	—	286
Changes in operating assets and liabilities:
Accounts receivable, net	3,598	9
Inventories, current and noncurrent, net	(2,256)	(2,197)
Prepaid and other current assets	(445)	(5,305)
Other noncurrent assets	420	(142)
Accounts payable	(1,236)	840
Accrued expenses and other current liabilities	220	1,417
Operating lease liabilities	(983)	—
Deferred rent	—	(400)
Contract liabilities	(1,400)	(415)
Net cash used in operating activities	(55,525)	(39,588)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(3,402)	(713)
Purchase of available-for-sale securities	—	(129,999)
Proceeds from redemptions and maturities of marketable securities	93,592	—
Net cash provided by (used in) operating activities	90,190	(130,712)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	1,032	100
Proceeds from Business Combination and PIPE financing	—	256,811
Transaction costs related to Business Combination and PIPE financing	—	(50,985)
Proceeds from the issuance of convertible notes	10,000	8,045
Proceeds from bank loan	—	10,000
Principal payments on bank loans	—	(13,333)
Payment of debt issuance costs	—	(717)
Repurchase of stock options	—	(1,500)
Taxes paid related to the net share settlement of equity awards	(4,252)	—
Proceeds from issuance of common stock under the Common Stock Purchase Agreement	2,891	—
Stock issuance costs related to the Common Stock Purchase Agreement	(29)	—
Net cash provided by financing activities	9,642	208,421
NET INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	44,307	38,121
CASH, CASH EQUIVALENTS AND RESTRICTED CASH—Beginning of period	16,333	16,497
CASH, CASH EQUIVALENTS AND RESTRICTED CASH—Ending	$60,640	$54,618
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes	$20	$—
Cash paid for interest	$—	$358
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Purchases of property and equipment included in accounts payable and accrued liabilities	$154	$26
Taxes related to net share settlement of equity awards included in accrued liabilities	$9	$325
Operating lease right-of-use assets obtained in exchange for lease obligations upon adoption of ASC 842	$16,284	$—
Operating lease right-of-use assets obtained in exchange for lease obligations	$556	$—
Financings costs included in accounts payable and accrued liabilities	$—	$1,387
Conversion of Series A and Series B preferred stock into Class A common stock	$—	$62,639
Conversion of Convertible notes and accrued interest into Class A common stock	$—	$39,095
Assumption of the private placement warrant liability in connection with Business Combination	$—	$268
Transaction costs paid in 2020, previously recorded to other non-current assets and reclassified to additional paid-in capital in 2021	$—	$289
Issuance of Class A common stock in lieu of cash retainer	$—	$10
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

The Company has funded its operations primarily through the Business Combination and issuances of stock. As of September 30, 2022, the Company’s existing sources of liquidity included cash, cash equivalents, and marketable securities of $112,189. The Company has incurred losses and negative cash flows from operations. As the Company incurs additional losses in the future, it may need to raise additional capital through issuances of equity and debt. However, management believes that the Company’s existing sources of liquidity are adequate to fund its operations for at least the next 12 months.

Reclassification of Prior Year Presentation

Certain prior year amounts have been reclassified for consistency with the current year presentation. Specifically, Amortization of issuance costs is now presented as amortization of debt issuance costs on the consolidated statements of cash flows. Transaction costs related to Business Combination and PIPE Financing paid prior to close is now presented within Transaction costs related to Business Combination and PIPE Financing on the consolidated statements of cash flows. Advances to suppliers has been broken out from Other within Footnote 6, Prepaid and other current assets. Realized losses on sale of investments within Footnote 13, Interest Expense and other is now presented as Amortization of premiums on marketable securities, net of accretion of discounts.

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

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant items subject to such estimates and assumptions include investments, convertible notes, embedded derivative and warrant liabilities, fair value of common stock, and stock-based compensation.

Segment Reporting

The Company manages its business on the basis of one reportable and operating segment. Operating segments are defined as components of an enterprise with separate financial information, and are evaluated regularly by the chief operating decision maker, which is the Company's Chief Executive Officer (“CEO”). The CEO decides how to allocate resources and assesses the Company’s performance based upon consolidated financial information. All of the Company's sales were made to customers (in USD) located in the U.S., Europe, and Asia through AEye, Inc. Of the $7,621 of net property and equipment as of September 30, 2022, $7,531 is located in the U.S., $66 is located in Europe, and $24 is in Asia.

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

The Company’s concentration of risk related to accounts receivable and accounts payable was determined by evaluating the number of customers and vendors accounting for 10% or more of accounts receivable (“AR”) and accounts payable (“AP”). As of September 30, 2022, AEye had three customers, each accounting for 10% or more of AR, and four vendors, each accounting for 10% or more of AP. As of December 31, 2021, AEye had one customer accounting for 10% or more of AR and two vendors accounting for 10% or more of AP. During the nine months ended September 30, 2022 and 2021, the Company did not have any write-offs, and at September 30, 2022 and 2021, did not record an allowance for doubtful accounts as all accounts receivable amounts were expected to be collected.

For the three and nine months ended September 30, 2022 and 2021, revenue from the Company’s major customers representing 10% or more of total revenue was as follows:

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Customer A	9%	*	49%	11%
Customer B	56%	*	18%	*
Customer C	29%	*	*	*
Customer D	*	*	14%	*
Customer E	*	*	*	42%
Customer F	*	35%	*	20%
Customer G	*	16%	*	*
Customer H	*	21%	*	*
Customer I	*	16%	*	*
Customer J	*	13%	*	*

*Customer accounted for less than 10% of total revenue in the period.

Significant Accounting Policies

The Company's significant accounting policies are disclosed in its Annual Report on Form 10-K for the year ended December 31, 2021. Other than the accounting policies discussed below, there have been no material changes to the Company's significant accounting policies during the nine months ended September 30, 2022.

Leases

The Company determines if an arrangement is or contains a lease at inception. The Company evaluates the classification of leases at commencement, and, as necessary, at modification. Operating leases, consisting of office leases, are included in Right-of-use ("ROU") assets, Accrued expenses and other current liabilities, and Operating lease liabilities, noncurrent, on the Company's consolidated balance sheets. The Company did not have any finance leases as of September 30, 2022 and December 31, 2021. ROU assets represent the Company's right to an underlying asset for the lease term, and lease liabilities represent the Company's obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. The operating lease ROU asset also includes any lease payments made prior to lease commencement and initial direct costs and excludes lease incentives. Variable lease payments not dependent on an index or a rate are expensed as incurred and are not included within the ROU asset and lease liability calculation. Variable lease payments primarily include reimbursements of costs incurred by lessors for common area maintenance and utilities. As most of the Company's leases do not include an implicit rate, the Company uses the incremental borrowing rate based on the estimated rate of interest for collateralized borrowing over a similar term of the lease payments at commencement date in determining the present value of future payments. The incremental borrowing rate is a hypothetical rate based on the Company's understanding of what its credit rating would be for a secured borrowing when the lease was executed. The Company's lease term includes the noncancelable period, any rent-free periods provided by the lessor, and options to extend or terminate the lease when it is reasonably certain that it will exercise that option. At lease inception, and in subsequent periods as necessary, the Company estimates the lease term based on its assessment of extension and termination options that are reasonably certain to be exercised. Operating lease expense for lease payments is recognized on a straight-line basis over the lease term and is included in operating expenses on the consolidated statements of operations and comprehensive loss. The Company elected to exclude from its balance sheets recognition of leases having a term of 12 months or less (short-term leases) and elected to not separate lease components and non-lease components for its long-term real estate leases.

Warrant Liability

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant's specific terms and applicable authoritative guidance. The warrants assumed in connection with the 2022 convertible note are accounted for in accordance with ASC 815-40, Derivatives and Hedging—Contracts in Entity’s Own Equity, under which the warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, the Company classifies the warrants as liabilities at their fair value and adjusts the warrants to fair value at each reporting period. This liability is subject to remeasurement at each balance sheet date until exercised, and any change in fair value is recognized in the condensed consolidated statements of operations.

Convertible Notes

The Company elected to early adopt Accounting Standards Update (“ASU”) 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”). The Company has elected to apply the fair value option to the 2022 convertible note on the date that the Company first recognized the convertible note on September 15, 2022. The Company acknowledges that its election to apply the fair value option is irrevocable. The Company recognized costs incurred upon issuance of the 2022 convertible note as an expense in its consolidated income statement for the nine months ended September 30, 2022. The 2022 convertible note will be classified and presented as a current liability on the Consolidated Balance Sheet as of September 30, 2022. Changes in fair value will be recorded in the condensed consolidated statements of operations and changes in fair value related to credit risk will be recorded in other comprehensive loss.

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

In August 2020, the FASB issued ASU 2020-06, which simplifies the guidance on accounting for convertible debt instruments by removing the separation models for: (1) convertible debt with a cash conversion feature; and (2) convertible instruments with a beneficial conversion feature. Also, ASU 2020-06 requires the application of the if-converted method for calculating diluted earnings per share and the treasury stock method will be no longer available. The provisions of ASU 2020-06 are applicable for fiscal years beginning after December 15, 2023 for smaller reporting companies, with early adoption permitted no earlier than fiscal years beginning after December 15, 2020. The Company adopted this standard using the modified retrospective method, effective January 1, 2022, and the Company's adoption did not have a material impact on the consolidated financial statements.

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

Immediately prior to the closing of the Business Combination, all outstanding principal and unpaid accrued interest of the 2020 Notes were ultimately converted into 5,584,308 shares of AEye Technologies’ common stock and subsequently converted to Class A common stock of the Company (see Note 12). Separately, each issued and outstanding share of AEye Technologies’ 16,383,725 redeemable convertible preferred stock was converted into shares of AEye Technologies’ common stock based on a one-to-one ratio. The consolidated financial statements are accounted for with a retrospective application of the Business Combination that results in 16,383,725 shares of redeemable convertible preferred stock converting into common stock of the Company. Upon the closing of the Business Combination, each share of AEye Technologies common stock issued and outstanding was canceled and converted into the right to receive 3.7208 shares of CF III’s common stock (the “Per Share Merger Consideration”).

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

PIPE Subscription Agreement

Contemporaneously with the execution of the Merger Agreement, CF III entered into separate PIPE Subscription Agreements in a private placement with a number of PIPE investors, pursuant to which the PIPE Investors agreed to purchase, and CF III agreed to sell to the PIPE Investors, an aggregate of 22,000,000 shares of common stock, for a purchase price of $10.00 per share and an aggregate purchase price of $220,000. CF III also entered into a PIPE Subscription Agreement for 500,000 shares of common stock, for a purchase price of $10.00 per share and an aggregate purchase price of $5,000 with an investor who defaulted on the Closing under the PIPE Subscription Agreement. The Company has initiated litigation to enforce the terms of that investor's PIPE Subscription Agreement.

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

The Company's financial instruments that are not re-measured at fair value include accounts receivable, prepaid and other current assets, accounts payable, accrued expenses and other current liabilities, 2020 convertible notes, and long-term debt. The carrying values of these financial instruments approximate their fair values.

The Company’s financial assets and liabilities measured at fair value on a recurring basis and the level of inputs used for such measurements were as follows (in thousands):

	Fair Value Measured as of September 30, 2022 Using:
	Adjusted Cost	Unrealized losses	Fair Value	Cash and Cash Equivalent	Marketable Securities
Assets
Level 1
Money market funds	$47,850	$—	$47,850	$47,850	$—
Level 2
Asset-backed securities	$3,509	$(140)	$3,369	$—	$3,369
Corporate bonds	21,867	(410)	21,457	—	21,457
U.S. Government securities	29,959	(1,086)	28,873	—	28,873
Total financial assets	$103,185	$(1,636)	$101,549	$47,850	$53,699
Liabilities
Level 2
Private placement warrant liability	$—	$—	$30	$—	$—
Level 3
Convertible notes	$—	$—	$9,512	$—	$—
Derivative warrant liability	—	—	488	—	—
Total financial liabilities	$—	$—	$10,030	$—	$—

	Fair Value Measured as of December 31, 2021 Using:
	Adjusted Cost	Unrealized losses	Fair Value	Cash and Cash Equivalent	Marketable Securities
Assets
Level 1
Money market funds	$4,863	$—	$4,863	$4,863	$—
Level 2
Asset-backed securities	$26,491	$(68)	$26,423	$—	$26,423
Corporate bonds	48,643	(150)	48,493	—	48,493
Commercial paper	45,145	—	45,145	—	45,145
U.S. Government securities	29,936	(173)	29,763	—	29,763
Total financial assets	$155,078	$(391)	$154,687	$4,863	$149,824
Liabilities
Level 2
Private placement warrant liability	$—	$—	$155	$—	$—
Total financial liabilities	$—	$—	$155	$—	$—

As of September 30, 2022 and December 31, 2021, the Company’s financial assets and liabilities subject to fair value procedures were comprised of the following:

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

2022 Convertible Note: On September 15, 2022, the Company entered into a convertible note agreement with a face value of $10,500,000 (the "2022 Note"). The Company elected the fair value option to account for the 2022 Note. The fair value estimate of the 2022 Note was based on a binomial lattice model, which represents Level 3 measurements. Significant assumptions include the discount rate used in the model. Changes in fair value are recognized in other income (expense) for each reporting period. Refer to Note 12 for details of the terms and conditions of the 2022 Note.

Derivative Warrant Liability: The Company’s derivative warrant liability includes the warrants that were issued by the Company as part of the 2022 Note. The warrants are recorded on the consolidated balance sheets at fair value. The fair value is based on unobservable inputs, which represent Level 3 measurements within the fair value hierarchy. The fair value estimate of the warrants was based on a Monte-Carlo simulation model. Inherent in a Monte-Carlo simulation model are assumptions related to price, volatility, risk-free interest rate, term to expiration, and dividend yield. The price is based on the publicly traded price of our Common Stock as of the measurement date. The Company estimated the volatility for the warrants based on the historical and implied volatilities of the Company's publicly traded warrants under the symbol "LIDRW." The risk-free interest rate is based on interpolated U.S. Treasury rates, commensurate with a similar term to the warrants. The term to expiration was calculated as the contractual term of the warrants of 4 years. Finally, the Company does not anticipate paying a dividend. Any changes in these assumptions can change the valuation significantly. Changes in fair value are recognized in other income (expense) for each reporting period. Derivative Warrant Liability is included within other noncurrent liabilities on the consolidated balance sheets.

Private Placement Warrant Liability: As of September 30, 2022, Level 2 fair value measurements were used for Private Placement Warrant liabilities. Any changes in the fair value of the liability are reflected in Change in fair value of embedded derivative liability and warrant liabilities on the consolidated statements of operations and comprehensive loss. Private Placement Warrant liability is included within other noncurrent liabilities on the consolidated balance sheets.

For the nine months ended September 30, 2022 and year ended December 31, 2021, there were no transfers between Level 1 and Level 2 inputs.

There following table presents a summary of the changes in fair value of the Company's Level 3 financial instruments for the nine months ended September 30, 2022:

	2022 Convertible Note	Derivative Warrant Liability	Total
Balance at December 31, 2021	$—	$—	$—
Additions	9,512	488	10,000
Change in fair value included in other income (expense)	—	—	—
Balance at September 30, 2022	$9,512	$488	$10,000

4.CASH, CASH EQUIVALENTS, AND RESTRICTED CASH

Cash, cash equivalents (which consists entirely of money market funds), and restricted cash as of September 30, 2022 and December 31, 2021 were as follows (in thousands):

	September 30, 2022	December 31, 2021
	(unaudited)
Cash and cash equivalents	$58,490	$14,183
Restricted cash	2,150	2,150
Total cash, cash equivalents, and restricted cash	$60,640	$16,333

5. INVENTORIES

Inventory, net of write-downs, as of September 30, 2022 and December 31, 2021 were as follows (in thousands):

	September 30, 2022	December 31, 2021
	(unaudited)
Raw materials	$2,138	$1,544
Work in-process	1,825	2,447
Finished goods	61	94
Total inventory, net	$4,024	$4,085

The Company also had $1,650 and $0 of non-current inventory (raw materials) classified within Other noncurrent assets on the condensed consolidated balance sheet as of September 30, 2022 and December 31, 2021, respectively.

The Company's inventory as of September 30, 2022 and December 31, 2021 was written down by $1,002 and $1,122, respectively, in order to reduce inventory to the lower of cost or to its net realizable value.

6.PREPAID AND OTHER CURRENT ASSETS

Prepaid and other current assets as of September 30, 2022 and December 31, 2021 were as follows (in thousands):

	September 30, 2022	December 31, 2021
	(unaudited)
Prepaid expenses	$4,404	$3,980
Advances to suppliers	561	745
Demonstration units	319	224
Other	212	102
Total prepaid and other current assets	$5,496	$5,051

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

The components of operating lease expenses for the three and nine months ended September 30, 2022 are as follows (in thousands):

	Three months ended	Nine months ended
	September 30, 2022	September 30, 2022
	(Unaudited)	(Unaudited)
Operating lease cost	$602	$1,780
Variable lease cost	62	171
Total operating lease cost	$664	$1,951

Supplemental cash flow information for the nine months ended September 30, 2022 were as follows (in thousands):

September 30, 2022
(Unaudited)
Cash paid for operating leases included in operating cash flows	$(983)

Supplemental balance sheet information related to operating leases was as follows (in thousands):

As of September 30, 2022
(Unaudited)

Operating lease right-of-use assets	$15,847

Operating lease liabilities:
Operating lease liabilities, current	$2,436
Operating lease liabilities, non-current	17,058
Total operating lease liabilities	$19,494

As of September 30, 2022
(Unaudited)
Weighted average remaining lease term (in years)	9.26
Weighted average discount rate	5.35%

Maturities of lease liabilities were as follows (in thousands):

Operating leases
Years ended:	(Unaudited)
2022 (remaining three months)	$616
2023	2,516
2024	2,570
2025	2,583
2026	2,660
Thereafter	13,817
Total lease payments	24,762
Less amount to discount to present value	(5,268)
Present value of lease liabilities	$19,494

Disclosures under ASC 840, Leases

The Company recognizes rent expense on a straight-line basis over the lease period. Rent expense is principally for leased office space and was $1,421 within operating expenses in the consolidated statements of operations and comprehensive loss for the nine months ended September 30, 2021. Deferred rent liabilities, including unamortized leasehold improvement incentives was $3,776 as of September 30, 2021 within the consolidated balance sheet.

Future minimum payments as of September 30, 2021 under the noncancellable operating leases are as follows (in thousands):

Operating leases
(Unaudited)
Years ended:
2021 (remaining three months)	$575
2022	2,330
2023	2,342
2024	2,412
2025 and after	4,824
Total minimum lease payments	$12,483

8. PROPERTY AND EQUIPMENT, NET

Property and equipment, net as of September 30, 2022 and December 31, 2021 consists of the following (in thousands):

	September 30, 2022	December 31, 2021
	(unaudited)
Machinery and equipment	$2,680	$1,444
Computers, software and related equipment	534	268
Office furniture and equipment	672	341
Vehicles	702	342
Leasehold improvements	4,824	4,725
Construction in progress	1,207	213
Total property and equipment	10,619	7,333
Less accumulated depreciation and amortization	(2,998)	(2,204)
Property and equipment, net	$7,621	$5,129

Depreciation and amortization expense related to property and equipment amounted to $331 and $794 for the three and nine months ended September 30, 2022, respectively. Depreciation and amortization expense related to property and equipment amounted to $271 and $769 for the three and nine months ended September 30, 2021, respectively. Disposals of property and equipment were not material for the three months ended September 30, 2022 and 2021.

9. OTHER NONCURRENT ASSETS

Other noncurrent assets as of September 30, 2022 and December 31, 2021 were as follows (in thousands):

	September 30, 2022	December 31, 2021
	(unaudited)
Non-current inventory	$1,650	$—
Long-term prepaid expenses	856	1,376
Security deposits	233	133
Total other noncurrent assets	$2,739	$1,509

10. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities as of September 30, 2022 and December 31, 2021 were as follows (in thousands):

	September 30, 2022	December 31, 2021
	(unaudited)
Accrued purchases and other	$4,335	$1,947
Operating lease liabilities - current	2,436	—
Accrued bonuses	1,102	3,408
Accrued payroll	1,084	957
Warranty reserve	465	275
Accrued payroll taxes	447	1,547
Income tax payable	19	—
Deferred rent - current	—	605
Accrued expenses and other current liabilities	$9,888	$8,739

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

As of September 30, 2022 and December 31, 2021, there were no borrowings outstanding.

12. CONVERTIBLE NOTES

2020 Convertible Notes

During 2020, the Company entered into various convertible note agreements (“2020 Notes”) under which the Company may issue convertible equity instruments having an aggregate principal amount of up to $40,000, a 3% accruing dividend (“accrued interest”), and a maturity date of October 31, 2021.

In connection with the Business Combination on August 16, 2021, all outstanding principal of $38,045 and unpaid accrued interest on the 2020 Notes were converted into AEye Technologies’ preferred stock and subsequently were converted into 20,778,097 shares of the Company’s Class A common stock. Accordingly, on each of September 30, 2022 and December 31, 2021, the convertible notes balance was $0.

2022 Convertible Note

On September 14, 2022, the Company entered into a Securities Purchase Agreement with an investor allowing for the sale and issue of two convertible notes, each with a principal balance of $10,500 and cash proceeds of $10,000, for a total of $20,000 in proceeds between the two issuances (each, a "Note Closing"). The first Note Closing ("First Closing") occurred on September 15, 2022, and the Company entered into a Senior Unsecured Convertible Note with the investor pursuant to which the Company issued to the investor one convertible note ("2022 Note") with a principal balance of $10,500 for cash proceeds of $10,000. As part of the First Closing, the Company also issued warrants to the investor - see Note 14 for further details. The second Note Closing ("Second Closing") may occur, at the Company's option, no earlier than the ninetieth (90th) calendar day after the First Closing, provided that the Company meets certain equity conditions. Additional warrants would be issued to the investor upon the Second Closing.

The 2022 Note bears interest at an annual rate of 5.0%, in addition to an original issue discount of 4.76%, and has a maturity date of March 15, 2024 ("Maturity Date"). The interest may be settled in cash or shares at the option of the Company and is payable together with monthly redemptions of the outstanding principal amount of the Note.

Beginning December 15, 2022, and the first of each subsequent month (each a "Monthly Redemption Date" or an "Installment Date"), the Company shall redeem the Monthly Redemption Amount until the 2022 Note is fully redeemed, payable in cash or, so long as certain equity conditions are met, shares of Common Stock at the option of the Company. The equity conditions that must be met in order for the Company to settle the Monthly Redemption Amount in shares include requirements for the daily volume weighted average price of the Company's Common Stock to exceed $0.33 and the average daily trading volume of the Company's Common Stock to exceed $500,000 for the twenty (20) trading days prior to the applicable Installment Notice Date (which is the sixth (6th) trading day prior to each Installment Date). The Monthly Redemption Amount, in most instances, will be 1/15th of the original principal amount, plus any amount accelerated pursuant to the 2022 Note, accrued but unpaid interest, and late fees, if any. If the Company elects to settle such redemptions in shares of Common Stock, the number of shares to be settled shall be based on a conversion price equal to the lower of (i) $2.50 or (ii) 95% of the lowest daily volume weighted average price of the Common Stock during the five (5) trading days immediately preceding the applicable Monthly Redemption Date. If the Company elects to settle redemptions in cash, the Monthly Redemption Amount shall include a 5% premium.

The investor is permitted to accelerate up to four (4) Monthly Redemption Amounts in any calendar month. The 2022 Note may also be converted at the option of the investor, in whole or in part, into shares of Common Stock at any time and from time to time.

If, at any time while the 2022 Note is outstanding, the Company carries out one or more capital raises in excess of $5,000,000 in gross proceeds each, the investor shall have the right to require the Company to first use up to 30% of the gross proceeds of each capital raise to redeem all or a portion of the 2022 Note for an amount in cash (such amount, the "Mandatory Redemption Amount") equal to the sum of (a) 1.05 multiplied by the sum of the principal amount subject to the Mandatory Redemption and accrued but unpaid interest and (b) 1.00 multiplied by the sum of the Make-Whole amount, if any, and any other amounts, if any, then owing to the investor in respect of the 2022 Note (a "Mandatory Redemption"). The Make-Whole amount is defined as an amount equal to the additional interest that would accrue under the 2022 Note assuming for calculation purposes that the principal of the 2022 Note remained outstanding through the Maturity Date.

The 2022 Note may not be converted into Common Stock to the extent such conversion would result in the investor and its affiliates having beneficial ownership of more than 9.99% of our then outstanding shares of Common Stock.

The Company and investor entered into a registration rights agreement (the “Registration Rights Agreement”) to which the Company is required to file a registration statement registering the resale by the investor of any shares of the Company’s common stock issuable upon conversion, including the resale of shares issuable upon exercise of the associated warrants. The Company is required to meet certain obligations with respect to the timeliness of the filing and effectiveness of the registration statement. The Company filed such registration statement on October 19, 2022, which was declared effective by the U.S. Securities and Exchange Commission on October 27, 2022.

The Company elected to apply the fair value option to the measurement of the 2022 Note. As a result of adopting the fair value option no embedded derivatives should be bifurcated from the 2022 Note. The Company classifies the 2022 Note as a liability at fair value and will remeasure the 2022 Note to fair value at each reporting period. The total proceeds received from the investor of $10,000 should be allocated between the 2022 Note and the related warrants issued using the relative fair value method at issuance date. This resulted in an initial fair value of $9,512 being allocated to the 2022 Note, and $488 allocated to the associated warrants (see Note 3 for further details). The Company recorded total issuance costs of $381, representing placement agent and legal fees, within Interest expense and other on the consolidated statement of operations. The fair value measurement includes the assumption of accrued interest and expense and thus a separate amount is not reflected on the consolidated statement of operations.

As of September 30, 2022, the 2022 Note has outstanding principal of $10,500 and is recorded as a current liability at the initial fair value of $9,512.

The Company evaluated the Second Closing and associated warrants to be a contingently issuable financial asset with a fair value of zero at inception in accordance with ASC 815-40 Contracts in an Entity's own Equity. The contingently issuable warrants are considered issued for accounting purposes - see Note 14 for further details.

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

This redemption feature embedded in the 2020 Notes is considered to be a derivative that is required to be separately accounted for at fair value and subsequently remeasured to fair value at each reporting date. Accordingly, upon issuance of the 2020 Notes, the Company recognized the fair value associated with the embedded derivative which resulted in an embedded derivative liability of approximately $1,520, with an equal and offsetting debt discount. Upon the closing of the Business Combination on August 16, 2021, the embedded derivative was settled. Accordingly, at September 30, 2022 and December 31, 2021, the fair value of the embedded derivative liability was $0.

13. INTEREST EXPENSE AND OTHER

Interest expense and other for the three months ended September 30, 2022 and 2021 consisted of the following (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Interest on term loan debt	$—	$235	$—	$630
Interest on PPP loan	—	—	—	11
Interest on convertible note	—	134	—	700
Amortization of debt issuance costs	—	288	—	725
Amortization of debt discount	—	209	—	752
Convertible note issuance costs	381	—	381	—
Amortization of premiums on marketable securities, net of accretion of discounts	203	53	811	53
Realized losses on redemptions of marketable securities	77	—	77	—
Common stock purchase agreement costs	—	—	28	—
Other	27	—	41	—
Interest expense and other	$688	$919	$1,338	$2,871

14. STOCKHOLDERS’ EQUITY

Common Stock — The Company is authorized to issue 300,000,000 shares of common stock, par value $0.0001 per share. As of September 30, 2022, the Company had 160,837,846 shares of common stock issued and outstanding.

Preferred Stock — The Company is authorized to issue up to 1,000,000 shares of preferred stock, each with a par value of $0.0001 per share. As of September 30, 2022, no shares of preferred stock were issued and outstanding.

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

Warrants — As of September 30, 2022, the Company had 166,666 Private Placement warrants and 7,666,656 Public warrants outstanding. Each warrant entitles the registered holder to purchase one share of the Company's common stock at a price of $11.50 per share.

On September 15, 2022, in connection with the issuance of the 2022 Note, the Company issued warrants to the investor. The warrants are immediately exercisable and entitle the investor to purchase up to 1,750,000 shares of Common Stock at a price of $3.50 per share, subject to a four (4) year term. As of September 30, 2022, no shares were exercised pursuant to the warrants.

Contingent Warrants — As of September 30, 2022, the Company had 1,750,000 contingently issuable warrants outstanding associated with the potential Second Closing under the Securities Purchase Agreement. These warrants will become exercisable by the investor if and when the Second Closing occurs. They will entitle the investor to purchase up to 1,750,000 shares of Common Stock at a price of $3.50 per share, subject to a four (4) year term.

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

On May 6, 2022, the Company filed a Registration Statement on Form S-1, which relates to the offer and resale of up to 30,865,419 shares of AEye's common stock by Tumim Stone, the selling stockholder. During the nine months ended September 30, 2022, the Company issued 1,145,000 shares of its common stock under the CSPA for proceeds of $2,891.

15. NET LOSS PER SHARE

The following table sets forth the basic and diluted net loss per share attributable to common stockholders for the periods presented (in thousands, except per share data):

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Numerator:
Net loss attributable to common stockholders	$(23,624)	$(17,393)	$(74,972)	$(39,977)
Denominator:
Weighted average common shares outstanding- Basic	159,312,203	114,891,595	156,702,000	102,953,263
Dilutive effect of potential common shares	—	—	—	—
Weighted average common shares outstanding- Diluted	159,312,203	114,891,595	156,702,000	102,953,263

Net loss per share attributable to common stockholders - Basic and Diluted	$(0.15)	$(0.15)	$(0.48)	$(0.39)

Due to net losses for the three and nine months ended September 30, 2022 and 2021, basic and diluted net loss per share were the same, as the effect of all potentially dilutive securities would have been anti-dilutive. The following table sets forth the anti-dilutive common share equivalents for the periods listed:

	Nine months ended September 30,
	2022	2021
Common stock options issued and outstanding	26,082,681	29,405,800
Unvested restricted stock units	13,513,002	1,738,132
Warrants	9,583,322	—
Conversion of convertible notes	9,801,467	—
Total	58,980,472	31,143,932

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

2014 Plan and 2016 Plan

As of August 16, 2021, the Company no longer grants equity awards pursuant to the 2014 Plan or 2016 Plan. The Company had reserved 33,121,391 shares of common stock for issuance under the 2016 Plan and as of September 30, 2022, 1,741,689 RSUs were granted.

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

In connection with the Closing on August 16, 2021, $1,500 was paid to a former executive as consideration for repurchasing 542,615 of his vested options under the Company’s 2016 Plan.

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

As of September 30, 2022, 16,859,757 RSUs were granted to certain individuals under the Incentive Plan.

2022 Employee Stock Purchase Plan

On May 10, 2022, the Company's stockholders approved the 2022 Employee Stock Purchase Plan (the "ESPP"), authorizing 2,000,000 shares of common stock to be reserved for issuance under the ESPP. The first offering to the Company's employees to purchase shares under the ESPP began on November 1, 2022. Each employee who is a participant in the ESPP may purchase shares by authorizing contributions at a minimum of 1% up to a maximum of 10% of his or her compensation for each pay period, to a maximum of $15 per purchase period and $25 per year, which will then be used to purchase shares on the last business day of the purchase period at a price equal to 85% of the fair market value of common stock on the offering date or the exercise date, whichever is less.

A summary of stock option activity related to the Plans as of September 30, 2022 is as follows:

	Outstanding Stock Options	Weighted Average Exercise Price	Weighted Average Contractual Life (Years)	Aggregate Intrinsic Value
Balance at December 31, 2021	29,238,432	$0.48	7.35	$127,345
Granted	—	—
Exercised	(2,776,029)	0.37
Forfeited	(323,910)	0.57
Expired	(55,812)	0.17
Balance at September 30, 2022	26,082,681	$0.49	6.67	$16,011
Vested and expected to vest as of September 30, 2022	26,082,681	$0.49	6.67	$16,011
Vested and exercisable as of September 30, 2022	19,644,436	$0.45	6.29	$12,893

The aggregate intrinsic value is the difference between the current fair value of the underlying common stock and the exercise price for in-the-money stock options.

The following table summarizes the RSU award activity under the Plans:

	Shares	Weighted Average Grant date Fair Value per Share
Unvested at December 31, 2021	7,434,743	$5.80
Granted	10,687,686	3.74
Forfeited	(1,890,852)	4.62
Vested	(2,718,575)	5.20
Unvested at September 30, 2022	13,513,002	$4.27

The total fair value of RSUs that vested during the nine months ended September 30, 2022 was $9,909.

Stock-Based Compensation Expense —The following table summarizes stock-based compensation expense recorded in each component of operating expenses in the Company’s consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2022 and 2021 (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Cost of revenue	$43	$—	$86	$—
Research and development	1,899	665	5,167	2,062
Sales and marketing	1,239	398	3,477	1,171
General and administrative	2,925	1,229	9,273	3,289
Total stock-based compensation	$6,106	$2,292	$18,003	$6,522

No stock options were granted during the nine months ended September 30, 2022 and 2021. As of September 30, 2022, the Company had $6,440 of unrecognized compensation expense for related stock option grants. This cost is expected to be recognized over an estimated weighted average period of 1.53 years. The total unrecognized compensation expense for RSUs was $53,120 as of September 30, 2022 which is expected to be recognized over an estimated weighted average period of 2.66 years.

The Company estimates the fair value of its options on grant date using the Black-Scholes option pricing model, which requires the input of subjective assumptions as discussed below, including the expected stock price volatility over the expected term of the award, actual and projected employee stock option exercise behaviors, the risk-free interest rate for the expected term of the award, and expected dividends. The risk-free interest rate is based on the yields of U.S. Treasury securities with maturities similar to the expected term of the options for each option group. Each of these inputs are based on highly subjective assumptions and require significant judgment. For the three and nine months ended September 30, 2022, the Company granted no new options.

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

17. REVENUE

Sale of Prototypes

The Company recorded revenue for prototype sales of $652 and $1,182 in the three and nine months ended September 30, 2022, respectively, and $127 and $588 in the three and nine months ended September 30, 2021, respectively. These arrangements typically have one performance obligation which is satisfied at the point of delivery or shipment to the customer. The Company does not incur significant contract costs in fulfilling or obtaining their contracts with customers.

Development contracts

The Company has entered into research and development contracts with companies primarily in the automotive industry. Revenue from these contracts is recognized when the Company satisfies performance obligations in the contract, which can result in recognition at either a point in time or over time. The Company assessed the number of performance obligations associated with the promises under each agreement, primarily the delivery of customized 4SightTM perception-related goods and services, and recognized $115 and $1,373 in revenue for performance obligations satisfied during the three and nine months ended September 30, 2022, respectively, in the consolidated statements of operations and comprehensive loss. The Company recognized $0 and $615 in revenue for performance obligations satisfied during the three and nine months ended September 30, 2021, respectively, in the consolidated statements of operations and comprehensive loss.

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

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Revenue by primary geographical market:
United States	$130	$44	$1,777	$431
Germany	12	16	12	516
Europe	610	47	730	111
Asia	15	20	36	145
Total	$767	$127	$2,555	$1,203

Revenue by timing of recognition:
Recognized at a point in time	$652	$127	$1,402	$1,160
Recognized over time	115	—	1,153	43
Total	$767	$127	$2,555	$1,203

Contract Liabilities

Contract liabilities consisted of the following as of September 30, 2022 (in thousands):

As of September 30, 2022
Contract liabilities, current	$1,518
Contract liabilities, noncurrent	—
Total	$1,518

Contract liabilities, noncurrent are included in other noncurrent liabilities on the consolidated balance sheet.

The following table shows the significant changes in contract liabilities balance as of September 30, 2022 and 2021 (in thousands):

	Nine months ended September 30,
	2022	2021
Beginning balance	$2,918	$660
Revenue recognized that was included in the contract liabilities beginning balance	(1,400)	(570)
Increase due to cash received and not recognized as revenue and billings in excess of revenue recognized during the period	—	155
Ending balance	$1,518	$245

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

For the three and nine months ended September 30, 2022, the Company recorded $13 and $39 provision for income taxes, respectively. For the three and nine months ended September 30, 2021, the Company recorded $0 and $0 provision for income taxes, respectively. The change in income tax provision was due to changes in pretax income (loss) in the U.S. and certain foreign entities and changes in tax rates. The income tax rates vary from the federal and state statutory rates due to the valuation allowances on the Company's net operating losses and foreign tax rate differences. The Company computes its quarterly income tax provision by using a forecasted annual effective tax rate and adjusts for any discrete items arising during the quarter. The Company does not provide for federal income taxes on the undistributed earnings of its foreign subsidiaries as such earnings are to be reinvested indefinitely outside the U.S.

19. COMMITMENTS AND CONTINGENCIES

Legal matters

The Company may be subject to legal proceedings and claims that arise in the ordinary course of business. Management is not currently aware of any matters that will have a material effect on the financial position, results of operations, or cash flows of the Company.

20. RELATED PARTIES

Since November 2016, the Company has employed a sibling of Mr. Dussan, the Company’s Chief Technology Officer, who held the position of Director, Human Resources and Sr. Manager of Human Resources at September 30, 2022 and 2021, respectively. For the nine months ended September 30, 2022 and 2021, Mr. Dussan’s sibling received total cash compensation of $121 and $100, respectively. For the nine months ended September 30,

2022 and 2021, Mr. Dussan’s sibling was granted 22,500 and 1,860 RSUs, respectively. In addition, he participates in all other benefits that the Company generally offers to all of its employees.

21. SUBSEQUENT EVENTS

Management has evaluated subsequent events through November 10, 2022 and determined that there were no such events requiring recognition or disclosure in the financial statements.

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

As a result, our adaptive lidar is designed to enable higher levels of autonomy and functionality — SAE Levels 2 through 5 — with the goal of optimizing performance and power, and reducing cost. Our 4Sight™ Intelligent Sensing Platform is software-definable and network-optimized, and leverages deterministic artificial intelligence at the edge. We have made substantial investments in our R&D processes and deliver value to our customers through a combination of sales and direct channels. We perform the majority of our R&D activities in our 56,549 square foot corporate headquarters in Dublin, California. Our modular design facilitates product hardware updates as technologies evolve, and its small size and modest heat generation enable very flexible placement options on the interior or exterior of a vehicle. Our 4Sight™ Intelligent Sensing Platform also leverages a common architecture to create application-specific products across the Automotive, Mobility, and Industrial markets.

Our systems-based approach encourages partnership from the well-established automotive supply chain, including original equipment manufacturers, or OEMs, as well as Tier 1 and Tier 2 suppliers. There is strong alignment between us and our partners given what is required to produce a high-performance automotive-grade product at scale, including quality, reliability, and affordability. Our Tier 1 partners will add value with OEM customers through industrialization, manufacturing, integration, sales, marketing, product liability, and warranty. Our Tier 2 partners will provide automotive-grade sub-components, which are used not only in automotive lidar for ADAS use cases, but also for our products to be sold in the Industrial and Mobility markets. We expect the result will be a high-quality, high-performance product at a low cost, which we believe to be a key enabler in accelerating adoption of lidar across various markets, including the Automotive market and beyond.

In pursuing this strategy, we have partnered with leading Tier 1 automotive suppliers including Continental AG, HELLA GmbH & Co. KGaA, Aisin Corporation, and ZKW Group GmbH (an affiliate of LG Electronics Inc.). One of our Tier 1 partners is currently in the process of bidding for long range lidar series production awards with OEMs that are expected to represent a substantial portion of our 2026 forecasted revenues. The main markets for lidar, including Automotive, Industrial, and Mobility, are projected to see significant growth in both the near and long term. We believe this expected growth will allow us to achieve greater market share as well as pursue specialization opportunities like highway autonomous driving applications that benefit from our products. We expect that lidar will be a required sensing solution across many end markets, and we intend to be the leading solutions provider in these spaces.

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

The Business Combination was accounted for as a reverse recapitalization, in accordance with U.S. GAAP. Under this method of accounting, AEye Technologies was treated as the accounting acquirer, meaning CF III was treated as the acquired company for financial reporting purposes. This determination is primarily based on AEye Technologies’ stockholders comprising a majority of the voting power of the combined entity and having the ability to nominate the majority of the governing body of the combined entity. Additionally, AEye Technologies’ senior management comprises the senior management of the combined entity, and AEye Technologies’ operations comprise the ongoing operations of the combined entity. Accordingly, for accounting purposes, the financial statements of the combined entity will represent a continuation of the financial statements of AEye Technologies, and the Business Combination will be treated as the equivalent of AEye Technologies issuing stock for the net assets of CF III, accompanied by a recapitalization. The most significant change in AEye Technologies’ financial position and results of the business combination was an increase in cash of $256,811, before transaction costs. Total non-recurring transaction costs incurred for this transaction were $52,661.

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

Market Trends and Uncertainties

We anticipate growing demand for our 4SightTM Intelligent Sensing Platform across three major markets - Automotive, Industrial, and Mobility. We also anticipate that the total addressable market for lidar-based perception technology will grow to $42 billion by 2030. Within those markets, we are targeting attractive segments, including advanced driver-assistance systems, or ADAS, autonomous driving, commercial trucking, robo-taxis, and various Industrial and Mobility market segments such as mining, aerospace, defense, shuttles, railway, and intelligent transportation systems, or ITS. This provides us with multiple opportunities for sustained growth by enabling new applications and product features across these market segments. However, as our customers continue R&D projects to commercialize solutions that rely on lidar technology, it is difficult to estimate the timing of ultimate end market and customer adoption. In the Automotive market for example, which accounted for 49% and 64% of our revenue in the nine months ended September 30, 2022 and 2021, respectively, our growth and financial performance will be heavily influenced by our ability to successfully integrate into OEM programs that require years of development, testing, and validation. Because of the size and complexity of these OEM programs, we see our existing Tier 1 partnerships as a substantial competitive advantage given their large scale, mass-production capabilities, and existing OEM customer relationships. Our primary focus in the Automotive market is on ADAS for passenger and commercial vehicle autonomy, particularly highway autonomy applications. We believe that growth in that market is driven by both more stringent safety regulations and consumer demand for vehicles offering increased safety. We will need to anticipate and adapt to any changes in the regulatory environment, as well as changes in consumer demand in order to take advantage of this opportunity.

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

We believe our revenue and profitability will also be dependent upon our success in licensing our technology to Tier 1 automotive suppliers, such as Continental, which represented 49% and 11% of our revenue in the nine months ended September 30, 2022 and 2021, respectively, that intend to use our technology in volume production of lidar sensors for OEMs. Delays of autonomy programs by OEMs that we are currently or will be working with through our Tier 1 partners could result in us being unable to achieve our revenue and profitability targets in the timeframe we anticipate. Our overall revenue and profitability will also be dependent upon both our success in selling our lidar solutions to customers in the Industrial and Mobility markets.

Gross Margin Improvement

Our gross margins will depend on numerous factors, including, among others, the selling price of our products, pricing of our development contracts with customers, royalty rates on licenses we grant to our customers, unit volumes, product mix, component costs, personnel costs, contract manufacturing costs, overhead costs, and product features. In the future, we expect to generate attractive gross margins from licensing our lidar technology and software to our Tier 1 partners in the Automotive market. We also sell our own lidar solutions to customers in the Industrial and Mobility markets utilizing low-cost components that are sourced in part from the Tier 2 automotive supply chain and assembled by our contract manufacturing partners. If our Tier 1 partners in the Automotive market do not achieve the volumes that we expect, then the cost of the components we use to address the Industrial and Mobility markets may be higher than we currently anticipate and may impact our gross margins and our ability to achieve profitability.

To date, our revenue has been generated through development contracts with OEMs and Tier 1 suppliers, as well as unit sales of our products. These development contracts primarily focus on customization of our proprietary 4Sight capabilities to our customers’ applications, typically involving software implementation to assist with sensor connection and control, customization of scan patterns, and enhancement of particular perception capabilities to meet specific customer needs. In general, development contracts that require more complex configurations have higher prices. We expect development contracts to represent a smaller share of our total revenue over time, as we increase our focus on technology licensing and product sales. We expect our gross margins from the sale of products to improve over time as we outsource volume production of our lidar sensors to contract manufacturers, which we anticipate will both increase unit volumes and reduce the cost per unit. In September 2021, we commenced our transition process to contract manufacturers, and we expect the first phase of this transition to be complete in late 2022.

Investment and Innovation

Our proprietary adaptive, intelligent lidar technology delivers industry-leading performance that helps to solve the most difficult challenges in delivering partial or full autonomy. While traditional sensing systems passively collect data, our active 4Sight™ Intelligent Sensing Platform leverages principles from automated targeting systems and biomimicry to scan the environment, while intelligently focusing on what matters most in order to enable safer, smarter, and faster decisions in complex scenarios.

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

Development contracts represented the majority of our total revenues in 2021 and the first three quarters of 2022. Revenue from development contracts are earned from R&D activities and collaboration with OEMs and Tier 1 suppliers. These contracts primarily focus on customization of our proprietary 4Sight capabilities to our customers’ applications, typically involving software implementation to assist with sensor connection and control, customization of scan patterns, and enhancement of perception capabilities to meet specific customer needs. Revenue from development contracts is recognized when we satisfy performance obligations in the contract, which can result in recognition at either a point in time or over time. This assessment is made at the outset of the arrangement for each performance obligation.

Cost of Revenue

Cost of revenue includes the costs directly associated with the production of prototypes and certain costs associated with development contracts. Such costs for prototypes include direct materials, direct labor, indirect labor, inventory write-downs, warranty expense, and allocation of overhead. Costs associated with development contracts include the direct costs and allocation of overhead costs involved in the execution of the contracts.

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
•consulting, accounting, legal, and other professional fees;
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

Change in Fair Value of Warrant Liabilities

Change in fair value of warrants are non-cash changes and primarily consists of changes in fair value related to the warrant liabilities. The warrant liabilities are classified as marked-to-market liabilities pursuant to ASC 480, and the corresponding increase or decrease in value impacts our net loss.

Interest Income, Interest Expense and Other

Interest income consists primarily of interest earned on our cash, cash equivalents, and marketable securities. These amounts will vary based on our cash and cash equivalents balances and market rates. Interest expense consists primarily of convertible note issuance costs and amortization of premiums on marketable securities, net of accretion of discounts.

Upon the closing of the Business Combination, our borrowings were repaid with any remaining debt issuance costs and discounts expensed. The pre-Business Combination convertible notes and accrued interest were settled and converted to Class A common stock. See additional discussion in Note 2 to our condensed consolidated financial statements.

Results of Operations

Comparison of the Three Months Ended September 30, 2022 and 2021

The results of operations presented below should be reviewed in conjunction with the consolidated financial statements and notes included elsewhere in this report. The following table sets forth our consolidated results of operations data for the three months ended September 30, 2022 and 2021 (in thousands, except for percentages):

	Three Months Ended September 30,		Change	Change
	2022	2021	$	%
Prototype sales	$652	$127	$525	413%
Development contracts	115	—	115	100%
Total revenues	767	127	640	504%
Cost of revenue	2,708	466	2,242	481%
Gross (loss) profit	(1,941)	(339)	(1,602)	473%
Research and development	8,971	7,468	1,503	20%
Sales and marketing	4,466	2,991	1,475	49%
General and administrative	7,896	6,086	1,810	30%
Total operating expenses	21,333	16,545	4,788	29%
Loss from operations	(23,274)	(16,884)	(6,390)	38%
Change in fair value of embedded derivative and warrant liabilities	16	341	(325)	(95)%
Interest income and other	335	69	266	386%
Interest expense and other	(688)	(919)	231	(25)%
Total other income (expense), net	(337)	(509)	172	(34)%
Provision for income tax expense	13	—	13	100%
Net loss	$(23,624)	$(17,393)	$(6,231)	36%

Revenue

Prototype Sales

Prototype sales revenue increased by $525, or 413%, to $652 for the three months ended September 30, 2022, from $127 for the three months ended September 30, 2021. This increase was primarily due to an increase in 4Sight M unit sales.

Development Contracts

Development contracts revenue increased by $115 to $115 for the three months ended September 30, 2022, from $0 for the three months ended September 30, 2021. The increase was primarily due to revenue recognized in the current year from a large Tier 1 Automotive Supplier contract.

Cost of Revenue

Cost of revenue increased by $2,242, or 481%, to $2,708 for the three months ended September 30, 2022, from $466 for the three months ended September 30, 2021. This increase was primarily due to the cost of revenue associated with the Tier 1 automotive supplier contract in the current period and increased prototype sales as well as increased labor and warranty costs.

Operating Expenses

Research and Development

Research and development expenses increased by $1,503, or 20%, to $8,971 for the three months ended September 30, 2022, from $7,468 for the three months ended September 30, 2021. This increase was primarily driven by increases in stock-based compensation expense of $1,234, personnel costs of $680, rent and facilities expense of $321, and travel expense of $112. The above mentioned increases were offset by a decrease in third party research and development work and engineering parts of $1,027.

Sales and Marketing

Total sales and marketing expenses increased by $1,475, or 49%, to $4,466 for the three months ended September 30, 2022, from $2,991 for the three months ended September 30, 2021. This increase was primarily due to stock-based compensation expense of $841, travel expense of $174, marketing program spend of $161, information technology expense of $109, and marketing consultant spend of $96.

General and Administrative

Total general and administrative expenses increased by $1,810, or 30%, to $7,896 for the three months ended September 30, 2022, from $6,086 for the three months ended September 30, 2021. This increase was primarily due to an increase in stock-based compensation expense of $1,696, professional accounting and legal fees of $526, and directors' and officers' insurance of $397. These increases were partially offset by a decrease in personnel costs of $756 due to lower accrued payroll.

Change in Fair Value of Embedded Derivative and Warrant Liabilities

Change in fair value of embedded derivative and warrant liabilities decreased by $325, or 95%, to a gain of $16 for the three months ended September 30, 2022, from a gain of $341 for the three months ended September 30, 2021. This decrease was primarily due to a decrease in the fair value of the private warrant liabilities in the current period compared to prior period warrant liability.

Interest Income and Other

Interest income and other increased by $266, or 386%, to $335 for the three months ended September 30, 2022, from $69 for the three months ended September 30, 2021. This increase was primarily due to the interest earned on our marketable securities.

Interest Expense and Other

Interest expense and other decreased by $231, or 25%, to $688 for the three months ended September 30, 2022, from $919 for the three months ended September 30, 2021. This decrease was primarily due to $866 of prior period interest expense not recurring in the current year due to the payoff of the loan balances in the prior year. This is offset by increases of $150 in amortization of premiums on marketable securities, net of accretion of discounts, and $381 of convertible note issuance costs in the current period.

Provision for Income Tax Expense

Provision for income tax expenses increased to $13 for the three months ended September 30, 2022, from $0 for the three months ended September 30, 2021. This increase is due to changes in pretax income (loss) in the U.S. and certain foreign entities and changes in tax rates.

Net Loss

Net loss increased by $6,231, or 36%, to $23,624 for the three months ended September 30, 2022, from $17,393 for the three months ended September 30, 2021. This increase was primarily due to an increase in operating expenses.

Comparison of the Nine Months Ended September 30, 2022 and 2021

The results of operations presented below should be reviewed in conjunction with the consolidated financial statements and notes included elsewhere in this report. The following table sets forth our consolidated results of operations data for the nine months ended September 30, 2022 and 2021 (in thousands, except for percentages):

	Nine Months Ended September 30,		Change	Change
	2022	2021	$	%
Prototype sales	$1,182	$588	$594	101%
Development contracts	1,373	615	758	123%
Total revenues	2,555	1,203	1,352	112%
Cost of revenue	5,617	1,537	4,080	265%
Gross (loss) profit	(3,062)	(334)	(2,728)	817%
Research and development	28,309	19,030	9,279	49%
Sales and marketing	14,405	6,489	7,916	122%
General and administrative	29,053	13,846	15,207	110%
Total operating expenses	71,767	39,365	32,402	82%
Loss from operations	(74,829)	(39,699)	(35,130)	88%
Change in fair value of embedded derivative and warrant liabilities	125	222	(97)	(44)%
Gain on PPP loan forgiveness	—	2,297	(2,297)	(100)%
Interest income and other	1,109	74	1,035	1,399%
Interest expense and other	(1,338)	(2,871)	1,533	(53)%
Total other income (expense), net	(104)	(278)	174	(63)%
Provision for income tax expense	39	—	39	100%
Net loss	$(74,972)	$(39,977)	$(34,995)	88%

Revenue

Prototype Sales

Prototype sales revenue increased by $594, or 101%, to $1,182 for the nine months ended September 30, 2022, from $588 for the nine months ended September 30, 2021. This increase was primarily due to an increase in 4Sight M unit sales.

Development Contracts

Development contracts revenue increased by $758, or 123%, to $1,373 for the nine months ended September 30, 2022, from $615 for the nine months ended September 30, 2021. The increase was primarily due to revenue recognized in the current year from a Tier 1 automotive supplier development contract.

Cost of Revenue

Cost of revenue increased by $4,080, or 265%, to $5,617 for the nine months ended September 30, 2022, from $1,537 for the nine months ended September 30, 2021. This increase was primarily due to the increase in prototype sales and the cost of revenue associated with the Tier 1 automotive supplier development contract.

Operating Expenses

Research and Development

Research and development expenses increased by $9,279, or 49%, to $28,309 for the nine months ended September 30, 2022, from $19,030 for the nine months ended September 30, 2021. This increase was primarily driven by increases in personnel costs of $5,125, stock-based compensation expense of $3,105, rent and facilities expense of $653 information technology expense of $636, and travel expense of $305, partially offset by a decrease in third party research and development work and engineering parts of $868.

Sales and Marketing

Total sales and marketing expenses increased by $7,916, or 122%, to $14,405 for the nine months ended September 30, 2022, from $6,489 for the nine months ended September 30, 2021. This increase was primarily due to increases in personnel costs of $2,877, stock-based compensation expense of $2,306, marketing program spend of $1,096, travel expense of $707, information technology expense of $310, consultant expense of $239, and rent and facilities expense of $223.

General and Administrative

Total general and administrative expenses increased by $15,207, or 110%, to $29,053 for the nine months ended September 30, 2022, from $13,846 for the nine months ended September 30, 2021. This increase was primarily due to increases in stock-based compensation expense of $5,984, professional accounting and legal fees of $3,835, directors' and officers' insurance of $2,923, personnel costs of $1,694, and investor agency and stock-related expenses of $589, and travel expense of $345. These increases were partially offset by decreases in information technology expense of $194.

Change in Fair Value of Embedded Derivative and Warrant Liabilities

Change in fair value of embedded derivative and warrant liabilities decreased by $97, or 44%, to a gain of $125 for the nine months ended September 30, 2022, from a gain of $222 for the nine months ended September 30, 2021. This decrease was primarily due to a decrease in the fair value of the private warrant liabilities in the current period compared to the prior period.

Gain on PPP Loan Forgiveness

Gain on PPP loan forgiveness decreased by $2,297 to $0 for the nine months ended September 30, 2022, from $2,297 for the nine months ended September 30, 2021. In June 2021, the full principal and interest of the PPP loan was forgiven.

Interest Income and Other

Interest income and other increased by $1,035 to $1,109 for the nine months ended September 30, 2022, from $74 for the nine months ended September 30, 2021. This increase was primarily due to the interest earned on our marketable securities.

Interest Expense and Other

Interest expense and other decreased by $1,533, or 53%, to $1,338 for the nine months ended September 30, 2022, from $2,871 for the nine months ended September 30, 2021. This decrease was primarily due to $2,818 of prior period interest expense not recurring in the current year due to the payoff of the loan balances in the prior year. This is offset by increases of $758 in amortization of premiums on marketable securities, net of accretion of discounts, and $381 of convertible note issuance costs in the current period.

Provision for Income Tax Expense

Provision for income tax expenses increased to $39 for the nine months ended September 30, 2022, from $0 for the nine months ended September 30, 2021. This increase is primarily due to changes in pretax income (loss) in the U.S. and certain foreign entities and changes in tax rates.

Net Loss

Net loss increased by $34,995, or 88%, to $74,972 for the nine months ended September 30, 2022, from $39,977 for the nine months ended September 30, 2021. This increase was primarily due to an increase in operating expenses.

Liquidity and Capital Resources

Sources of Liquidity

Our capital requirements will depend on many factors, including sales volume, the timing and extent of spending to support R&D efforts, investments in information technology systems, the expansion of sales and marketing activities, increased costs as we continue to hire additional personnel, and market adoption of new and enhanced products and features. As of September 30, 2022, our cash, cash equivalents, and marketable securities totaled $112.2 million.

To date, our principal sources of liquidity have been proceeds received from the issuance of equity. In December 2021, we entered into a Common Stock Purchase Agreement, or CSPA, with Tumim Stone Capital LLC, or Tumim Stone, pursuant to which we have the right, but not the obligation, to issue and sell to Tumim Stone, over a 36-month period, up to $125,000 of the Company’s common stock. On May 6, 2022, the Company filed a Registration Statement on Form S-1, which related to the offer and resale of up to 30,865,419 shares of our common stock to be purchased by Tumim Stone, pursuant to the CSPA. As of September 30, 2022, 1,145,000 shares were issued under this CSPA. In September 2022, we entered into a Securities Purchase Agreement ("SPA") with an investor allowing for the sale and issuance of two convertible notes, each with cash proceeds of $10,000, for a total of $20,000 in proceeds between the two issuances (each, a "Note Closing"). On September 15, 2022, we closed the first Note Closing with the investor and received cash proceeds of $10,000. The second Note Closing may occur, at our option, after the ninetieth (90th) calendar day after the first Note Closing and provided that we meet certain equity conditions. Until we can generate sufficient revenue from the sale of our products to cover operating expenses, working capital, and capital expenditures, we expect the funds raised in the Business Combination and PIPE financing, as well as any future funds from the CSPA and SPA, and other potential sources of capital, to fund our near-term cash needs.

If we are required to raise additional funds by issuing equity securities, dilution of stockholders will result. Any debt securities issued may also have rights, preferences, and privileges senior to those of holders of our common stock. The terms of debt securities or borrowings could impose significant restrictions on our operations. The credit market and financial services industry have in the past, and may in the future, experience periods of uncertainty that could impact the availability and cost of equity and debt financing.

For the nine months ended September 30, 2022 and 2021, we had a net loss of $74,972 and $39,977, respectively. We anticipate that we will continue to incur losses for at least the next several years. We expect that our research and development, selling and marketing, and general and administrative expenses will continue to be significant and, as a result, we may need additional capital resources to fund our operations. We believe that the net proceeds from the Business Combination and CSPA, together with our existing cash, cash equivalents, and marketable securities, will enable us to fund our operating expenses, working capital, and capital expenditure requirements for a period of at least twelve months from September 30, 2022. Our plans for the use of cash in the long-term (beyond the twelve months indicated above) are similarly related to funding operating expenses, working capital, and capital expenditure requirements as we continue to scale the business. For additional information regarding our cash requirements from lease obligations and contractual obligations, see Notes 7 and 19 to the Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report on Form 10-Q.

Cash Flow Summary

	Nine months ended September 30,
	2022	2021
	(in thousands)
Net cash provided by (used in):
Operating activities	$(55,525)	$(39,588)
Investing activities	$90,190	$(130,712)
Financing activities	$9,642	$208,421

Operating Activities

For the nine months ended September 30, 2022, net cash used in operating activities was $55,525. Factors affecting our operating cash flows during this period were a net loss of $74,972, offset by stock-based compensation of $18,003, depreciation and amortization of $794, inventory write-downs of $576, and amortization of premiums on marketable securities, net of changes in accrued interest, of $1,211. Within operating activities, the net changes in operating assets and liabilities were cash used of $2,082, primarily driven by increases in inventories and prepaid and other current assets of $2,256 and $445, respectively, and decreases in accounts payable, contract liabilities, and operating lease liabilities of $1,236, $1,400, and $983, respectively, offset by cash provided by decreases in accounts receivable of $3,598 and increases in accrued expenses and other current liabilities of $220.

For the nine months ended September 30, 2021, net cash used in operating activities was $39,588. Factors affecting our operating cash flows during this period were net loss of $39,977 and a gain on PPP loan forgiveness of $2,297, offset by stock-based compensation of $6,522, depreciation and amortization of $769, and amortization of debt issuance costs of $725. Within operating activities net changes in operating assets and liabilities were cash provided of $6,193, primarily driven by increases in prepaid and other current assets of $5,305 and inventory of $2,197, partially offset by increases in accrued expenses and other current liabilities of $1,417, and accounts payable of $840.

Investing Activities

For the nine months ended September 30, 2022, net cash provided by investing activities was $90,190. The primary factor affecting net cash provided by investing activities during this period were the proceeds from redemption of marketable securities of $93,592, offset by purchases of property and equipment of $3,402.

For the nine months ended September 30, 2021, net cash used in investing activities was $130,712. The primary factor affecting net cash used in investing activities during this period was the purchase of available-for-sale securities of $129,999.

Financing Activities

For the nine months ended September 30, 2022, net cash provided by financing activities was $9,642. The primary factors affecting our financing cash flows during this period were proceeds from the issuance of convertible notes of $10,000 and proceeds from the exercise of the CSPA of $2,891, partially offset by payments for taxes related to net settlement of equity awards of $4,252.

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

During the nine months ended September 30, 2022, there were no significant changes in our critical accounting policies and estimates as compared to those previously disclosed in "Critical Accounting Policies and Estimates" in "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in our 2021 Annual Report on Form 10-K.

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

We are an “emerging growth company” as defined in Section 2(a) of the Securities Act, and we have elected to take advantage of the benefits of the extended transition period for new or revised financial accounting standards. Following the closing of the Business Combination, we will remain an emerging growth company until the earliest of (i) the last day of the fiscal year in which the market value of common stock that is held by non-affiliates exceeds $700 million as of the end of that year’s second fiscal quarter, (ii) the last day of the fiscal year in which the Company has total annual gross revenue of $1.07 billion or more during such fiscal year (as indexed for inflation), (iii) the date on which the Company has issued more than $1.0 billion in non-convertible debt in the prior three-year period, or (iv) December 31, 2025. We expect to continue to take advantage of the benefits of the extended transition period, although we may decide to adopt such new or revised accounting standards early to the extent permitted by such standards. This may make it difficult or impossible to compare our financial results with the financial results of another public company that is either not an emerging growth company or is an emerging growth company that has chosen not to take advantage of the extended transition period exemptions because of the potential differences in accounting standards used.

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

Interest Rate Risk

As of September 30, 2022, we had cash, cash equivalents, and marketable securities of $112,189, which consisted primarily of deposits in our bank accounts, money market funds, and marketable securities. Such interest-earning instruments carry a degree of interest rate risk. Our 2022 Convertible Note bears a fixed interest rate, and therefore is not subject to interest rate risk. Our investment policy is focused on the preservation of capital and supporting our liquidity needs. We invest in highly rated securities, while limiting the amount of credit exposure to any one issuer, other than the U.S. government. A hypothetical 10% change in interest rates would not have a material impact on our financial condition or results of operations due to the short-term nature of our cash, cash equivalents, and marketable securities.

Credit Risk

Our concentration of credit risk is determined by evaluating each customer and each vendor that accounts for more than 10% of our accounts receivable and accounts payable, respectively. As of September 30, 2022, there were three customers each accounting for 10% or more of our accounts receivable and four vendors accounting for 10% or more of our accounts payable.

We perform credit evaluations as needed and generally do not require collateral for our customers. We analyze accounts receivable, historical percentages of uncollectible accounts, and changes in payment history when evaluating the adequacy of the allowance for doubtful accounts for potential credit losses on customers’ accounts. At September 30, 2022 and 2021, we did not have write-offs and did not record an allowance for doubtful accounts on the consolidated balance sheets.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have evaluated the effectiveness of our disclosure controls and procedures as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the fiscal quarter ended September 30, 2022. Based on this review, our principal executive officer and principal financial officer have concluded that these disclosure controls and procedures were not effective as of September 30, 2022 due to the material weakness in our internal controls over financial reporting that was disclosed in Part II, Item 9A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (the "2021 Annual Report").

Management’s Report on Internal Controls Over Financial Reporting

As discussed in the 2021 Annual Report, we completed the Business Combination on August 16, 2021. Prior to the Business Combination, we were a special purpose acquisition company formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, or other similar business combination with one or more target businesses. As a result, previously existing internal controls are no longer applicable or comprehensive enough as of the assessment date as our operations prior to the Business Combination were insignificant compared to those after the Business Combination was completed. The design and implementation of our internal controls over financial reporting after the Business Combination has required and will continue to require significant time and resources from management and other personnel. Because of this, the design and ongoing development of our framework for implementation and evaluation of internal controls over financial reporting is in its preliminary stages. As a result, management was unable, without incurring unreasonable effort or expense, to complete an assessment of our internal controls over financial reporting as of December 31, 2021.

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

Changes in Internal Controls Over Financial Reporting

Our management continued to take action to remediate the material weakness during the quarterly period ended September 30, 2022. However, the material weakness will not be considered remediated until management designs and implements effective controls that operate for a sufficient period of time and management has concluded, through testing, that these controls are effective.

Beginning January 1, 2022, we implemented ASC 842, Leases. We implemented changes to our processes and control activities related to recognizing operating lease right-of-use assets and operating lease liabilities with lease terms of more than 12 months.

Other than as described above, there was no change in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarterly period ended September 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

•Our business could be materially and adversely affected by the current global COVID-19 pandemic, other epidemics or outbreaks, as well as other global events and macroeconomic factors, such as the war in Ukraine.

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

We have incurred net losses in each year since our inception. In the nine months ended September 30, 2022 and 2021, we incurred net losses of approximately $75.0 million and $40.0 million, respectively. We expect that we will continue to incur significant losses through at least 2024 as we:

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

As of September 30, 2022, we had an accumulated deficit of approximately $226.8 million. Even if we are able to increase sales or licensing of our products, there can be no assurance that we will be commercially successful. Since we will incur the costs and expenses from these efforts prior to receiving incremental revenues with respect thereto, our losses in future periods will be significant. If our products do not achieve sufficient market acceptance, we will not become profitable. If we fail to become profitable, or if we are unable to fund our continuing losses, we may be unable to continue our business operations. There can be no assurance that we will ever achieve or sustain profitability.

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

The ongoing COVID-19 pandemic has disrupted and affected our business operations, which has led to business and supply chain disruptions. For example, our offices and R&D and manufacturing locations have been, and continue to be, impacted due to national and regional government declarations requiring closures, quarantines, and travel restrictions, although those government-imposed restrictions have begun to ease in some parts of the world. However, given the unpredictable nature of COVID-19 and its variants, including Delta, Omicron, and other variants and subvariants, it is difficult, if not impossible, to predict, whether those government-imposed restrictions will be reimposed at previous levels or enhanced in one or more ways impacting our business operations or those of third parties upon which we rely. The ongoing COVID-19 pandemic, including associated business interruptions and recovery, as well as other possible epidemics or outbreaks of other contagions could result in a material adverse impact on our or our current or anticipated customers’ or suppliers’ business operations, including reduction or suspension of operations in the U.S. or other parts of the world. Our design and engineering operations, among others, cannot all be conducted remotely and often require on-site access to materials and equipment. We have customers, suppliers, and partners with international operations, and our customers, suppliers, and partners also depend on suppliers and manufacturers worldwide, which means that our business and prospects could be affected by the continuation or worsening of the COVID-19 pandemic anywhere in the world. Depending upon the duration of the ongoing COVID-19 pandemic and the associated business interruptions, our customers, suppliers, manufacturers, and partners may suspend or delay their engagement with us. We and our customers’ and suppliers’ response to the ongoing COVID-19 pandemic may prove to be inadequate and they may be unable to continue their respective operations in the manner they had prior to the outbreak or the worsening of the outbreak, and we may consequently endure interruptions, reputational harm, delays in our product development, and shipments, all of which could have an adverse effect on our business, operating results, and financial condition. In addition, when the pandemic subsides, we cannot assure you as to the timing of any economic recovery, which could have a material adverse effect on our target markets and our business.

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

In the future, we will likely require additional capital in order to respond to market timing delays, technological advancements, competitive dynamics or technologies, customer demands, business opportunities, challenges, acquisitions, or unforeseen circumstances, and we may determine to engage in equity or debt financings or enter into credit facilities for other reasons. In order to further business relationships with current or potential customers or partners, we may issue equity or equity-linked securities to such current or potential customers or partners. We may not be able to timely secure additional debt or equity financing on favorable terms, or at all. If we raise additional capital through the issuance of equity or convertible debt or other equity-linked securities or if we issue equity or equity-linked securities to current or potential customers to further business relationships, our existing stockholders would likely experience dilution, which may be significant. Any debt financing obtained by us in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital or to pursue business opportunities, including potential acquisitions. If we are unable to obtain adequate financing or financing on terms satisfactory to us, when we require it, our ability to continue to support our business and to respond to business challenges could be significantly limited.

The market price and trading volume of our common stock may be volatile and could decline significantly.

The stock markets, including Nasdaq on which we list our shares of common stock, have from time to time experienced significant price and volume fluctuations. Even if an active, liquid, and orderly trading market develops and is sustained for our common stock, the market price of our common stock may continue to be volatile and could decline significantly. Since October 14, 2022, our stock has closed below $1.00 per share. If the closing bid price of our common stock continues to remain below $1.00, we will be subject to a remediation period of up to approximately one year to remedy compliance with this Nasdaq listing condition. In addition, the trading volume in our common stock does fluctuate significantly and can cause significant price variations to occur. Although our trading volume does fluctuate, it has recently declined. If the market price of our common stock declines significantly, you may be unable to resell your shares at an attractive price, or at all. We cannot assure you that the market price of our common stock will not fluctuate widely or decline significantly in the future.

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

Our future growth depends on penetrating new markets, adapting existing products to new applications and customer requirements, and introducing new products that achieve market acceptance. We plan to incur substantial and increasing R&D costs as part of our efforts to design, develop, manufacture, and commercialize new products and enhance existing products. Our R&D expenses were approximately $28.3 million and $19.0 million during the nine months ended September 30, 2022 and 2021, respectively, and are likely to grow in the future. Because we account for R&D as an operating expense, these expenditures will adversely affect our results of operations in the future. Further, our R&D program may not produce successful results, and our new products may not achieve market acceptance, create additional revenue, or become profitable.

Although we believe that lidar is an essential technology for autonomous vehicles and other emerging applications, market adoption of lidar is uncertain. If market adoption of lidar does not continue to develop, or adoption is deferred, or otherwise develops more slowly than we expect, our business will be adversely affected.

While our artificial intelligence-driven lidar-based sensing system can be applied to different use cases across end markets, approximately 49% and 64% of our revenue during the nine months ended September 30, 2022 and 2021, respectively, was generated from automotive applications with a few customers in the aerospace, delivery, shuttle, railway, mining, and aviation sectors. Despite the fact that the automotive industry has expended considerable effort to research and test lidar products for ADAS and autonomous driving applications, the automotive industry may not introduce lidar products in commercially available vehicles on a timeframe that matches our expectations, or at all. We continually study emerging and competing sensing technologies and methodologies and we may incorporate new sensing technologies to our product portfolio over time. However, lidar products remain relatively new and it is possible that other sensing modalities, or a new disruptive modality based on new or existing technologies, including a combination of technologies, will achieve acceptance or leadership in the ADAS and autonomous driving space. Even if lidar products are used in initial generations of autonomous driving technology and ADAS products, we cannot guarantee that lidar products will be designed into or included in subsequent generations of such commercialized technology. In addition, we expect that initial generations of autonomous vehicles will be focused on limited applications, such as robo-taxis and shuttles, and that mass market adoption of autonomous technology may lag significantly behind these initial applications. The speed of market adoption and growth for ADAS or autonomous vehicles is difficult, if not impossible, to predict, and it is more difficult to predict this market’s future growth in light of the economic consequences of the COVID-19 pandemic and other macroeconomic factors. Although we currently believe we have a differentiated market leading technology for the autonomous vehicle market, by the time mass market adoption of autonomous vehicle technology is achieved, we expect competition among providers of sensing technology based on lidar and other modalities to increase substantially. If, by the time autonomous vehicle technology achieves mass market adoption, commercialization of lidar products is not successful, or not as successful as we or the market expects, or if other sensing modalities gain acceptance by developers of ADAS products, automotive OEMs, regulators, safety organizations, or other market participants, our business, results of operations, and financial condition will be materially and adversely affected.

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

Sales to international customers accounted for 30% and 64% of our revenue for the nine months ended September 30, 2022 and 2021, respectively. We are committed to growing our international sales, and while we have committed resources to expanding our international operations and sales channels, these efforts may not be successful. International operations are subject to a number of other risks, including:

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

While we make our strategic planning decisions based on the assumption that the markets we are targeting will grow, our business is dependent, in large part on, and directly affected by, business cycles and other factors affecting the global automotive industry and the global economy generally. Automotive production and sales are highly cyclical and depend on general economic conditions and other factors, including consumer spending and preferences, changes in interest rates and credit availability, changes in inflation rates, as the U.S. and many other countries are now experiencing, consumer confidence, fuel costs, fuel availability, environmental impacts, governmental incentives and regulatory requirements, and political volatility, especially in energy-producing countries and growth markets. In addition, the recent outbreak of hostilities between Russia and Ukraine and global reactions thereto have increased U.S. domestic and global energy prices. Oil supply disruptions related to the Russia-Ukraine conflict, and sanctions and other measures taken by the U.S. and its allies, have led to higher costs for gasoline, food, and goods in the U.S. and exacerbate the inflationary pressures on the economy, with potentially adverse impacts on our customers and on our business, results of operations, and financial condition. Moreover, certain raw materials needed to produce components that are incorporated into our products, and the products of our customers, are primarily derived in the region in which the Russia-Ukraine conflict is occurring. The longer the Russia-Ukraine conflict continues and the more damage to Ukrainian infrastructure that occurs, the greater the impact could be on the supply of such raw materials, and the failure to have access to such raw materials could have an adverse effect on our business and results of operations. In addition, the Cybersecurity and Infrastructure Security Agency, or CISA, has warned all organizations in the U.S. to be on guard against possible cyber attacks coming from Russia which has the potential to disrupt business operations, limit access to essential services, and threaten public safety.

Automotive production and sales can also be affected by our automotive OEM and Tier 1 supplier customers’ ability to continue operating in response to challenging economic conditions and in response to labor relations issues, regulatory requirements, trade agreements, and other factors, such as the unavailability of unrelated components in the assembly of automobiles, an example of which is the current shortage of semiconductors necessary for automobile production. The volume of automotive production in North America, Europe, and the rest of the world has fluctuated, sometimes significantly, from year to year, and we expect such fluctuations to give rise to fluctuations in the demand for our products and licenses of our technology. Any significant adverse change in any of these factors may result in a reduction in automotive sales and production by our automotive OEM and Tier 1 supplier customers and could have a material adverse effect on our business, results of operations, and financial condition.

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

Although we have and continue to pursue a broad customer base, we are dependent on a collection of customer relationships which are currently in development, with strong purchasing power. For the nine months ended September 30, 2022 and 2021, Continental AG accounted for approximately 49% and 11% of our revenue, respectively. The loss of business from any of our major customers (whether by lower overall demand for our products, component shortages that impact our customers’ production plans or product development plans, cancellation of existing contracts or product orders, or the failure to design in our products, or an award of initial or new business) could have a material adverse effect on our business.

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

In December 2021, we entered into the CSPA with Tumim Stone pursuant to which Tumim Stone committed to purchase, subject to certain limitations, up to $125 million of our common stock should we elect to sell our common stock to them. On May 6, 2022, we filed a Registration Statement on Form S-1, which relates to the offer and resale of up to 30,865,419 shares of our common stock to be purchased by Tumim Stone, pursuant to the CSPA. Should we decide to sell our common stock to Tumim Stone, stockholders will experience dilution of their interest in us, which dilution will be heightened if the price at which we sell the common stock is low, as there is no minimum price at which we can sell our common stock under the CSPA. Moreover, under the CSPA, with some exceptions, we can only sell to Tumim Stone the lesser of: (i) a total of 30,865,419 shares of our common stock or (ii) a number of shares where Tumim Stone would own no more than 9.99% of our outstanding shares, which at November 8, 2022, totaled 161,058,732 shares. At values below $4.05 per share, we would likely not be in a position to realize the full commitment of $125 million under the CSPA and existing stockholders would experience significant dilution. During the nine months ended September 30, 2022, the Company issued 1,145,000 shares of its common stock under the CSPA for proceeds of $2.9 million. Therefore, the actual number of shares we will be able to sell to Tumim Stone, the amount of dilution our stockholders will experience upon the sale of our common stock under the CSPA, and the total proceeds that we will derive from such sales, cannot be determined at this time.

The Securities Purchase Agreement, or SPA, we entered into with 3i, LP, or 3i, in September 2022, contemplates the ability for us to borrow up to $21 million, however, due to contractual limitations contained in the SPA, we may be unable to borrow the full amount contemplated by the transaction, and we may not have the option to repay the loan with stock if certain requirements are not met.

In September 2022, we entered into a SPA with 3i pursuant to which 3i committed to lend to us up to $21 million. The transaction contemplated that the borrowings would occur in two tranches, each in the gross amount of $10.5 million. The first tranche, in the gross amount of $10.5 million, was lent to us at or about the time we entered into the SPA. The second tranche under the SPA, can be drawn at our option, however, our ability to exercise that option is conditioned on a number of events occurring, including, without limitation, (i) no uncured event of default, as defined, (ii) there being a sufficient number of authorized but unissued shares of our common stock available for issuance, which is not currently the case and will likely require our stockholders to approve the additional shares, which approval may not occur, (iii) the daily volume weighted average price of our common stock must exceed $1.50 for the twenty (20) trading days prior to draw, however, our stock has closed below $1.50 since September 12, 2022; (iv) the average daily trading volume of our common stock must exceed $1.5 million for the twenty (20) trading days prior to the draw, which has not occurred recently, and (v) the outstanding balance of the first tranche must be less than $2 million, which under the amortization schedule for the loan, unless accelerated by the lender or us, to the extent permitted, will not occur until the end of 2023. These conditions can be waived by the lender, but the lender has no obligation to do so. In addition, to use equity rather than cash to repay the principal and interest under the note, we must meet certain requirements, including that the average daily trading volume of our common stock exceed $500,000 for the 20 trading days prior to the due date. Our average daily trading volume has not consistently exceeded $500,000, and we can provide no assurances that we will be able to meet this condition prior to any of the payment dates under the note. Unless the lender waives this condition, we will be required to make the payments under the note in cash.

We have identified a material weakness in our internal controls over financial reporting as of December 31, 2021. If we fail to develop and maintain an effective system of internal controls over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us.

In connection with our financial statements close process for the period ended December 31, 2021, we identified a material weakness in the design and operating effectiveness of our internal controls over financial reporting, which remains unremediated as of September 30, 2022. The material weakness identified resulted from a lack of a sufficient number of personnel within our accounting function who possessed an appropriate level of expertise to timely identify, select, and apply GAAP sufficiently to provide reasonable assurances that transactions were appropriately recorded. This resulted in us not having adequate risk assessment and not having adequate design of internal control activities surrounding the financial close and CF Finance Acquisition Corp. III restating previously issued financial statements due to material errors in accounting for SPAC warrants.

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

Most of our products, or the components thereof, are manufactured abroad. Relying on foreign-produced products subjects us to risks relating to changes in import duties, quotas, the potential for introduction of U.S. taxes on imported goods, the potential loss of “most favored nation” status with the U.S., and freight cost increases, as well as economic and political uncertainties. We may also experience shipment delays caused by shipping port constraints, labor strikes, work stoppages, acts of war, including the current conflict in Ukraine, and terrorism, or other supply chain disruptions, including those caused by extreme weather, natural disasters, and pandemics or other public health concerns. Specifically, the ongoing COVID-19 pandemic has caused delays in the manufacturing and shipping of our products and the associated raw materials. To the extent the COVID-19 pandemic results in continuation or worsening of manufacturing and shipping delays and constraints, our suppliers will continue to have challenges obtaining the materials necessary for the production of our products.

If any of these or other factors, including trade tensions between the U.S. and other nations, including China and Russia, were to cause a disruption of trade from other countries, and in particular, Taiwan, our ability to source products, components, or raw materials could be adversely affected. We may need to seek alternative suppliers or vendors, which may not be available, or make changes to our operations, any of which could have a material adverse effect on our business, results of operations, or financial condition. Also, the prices charged by foreign manufacturers for production or the acquisition of raw materials or components, may be affected by the fluctuation of their local currency against the U.S. dollar, which could cause the cost of our products to increase and negatively impact our business. In addition, if the supply of components for our products becomes more limited than we anticipated, competition to acquire the limited supply of components will drive prices higher than planned, negatively impacting our cash flows and gross margins.

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

In addition, we are also dependent on the services of our other executive officers, including Robert Brown, our Chief Financial Officer, and Andrew S. Hughes, our General Counsel, as well as our other senior executives, such as Conor Tierney, our Chief Accounting Officer, and T.R. Ramachandran, our Chief Product Officer. The loss of any of our executive officers or other senior executives could adversely affect our business because the loss could make it more difficult to, among other things, compete with other market participants, continue to develop innovative product designs, and retain existing customers or cultivate new ones. Negative public perception of, or negative news related to any of our executive officers or senior executives may adversely affect our brand, relationship with customers, or standing in the industry.

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

We are at risk for interruptions, outages, and breaches of our operational systems, including our business, financial, accounting, product development, and production processes, owned by us or our suppliers; our facility security systems, owned by us or our suppliers; our in-product technology owned by us or our suppliers; the integrated software in our lidar solutions; or the data that we process or our suppliers process on our behalf. A cyber incident is considered to be any adverse event that threatens the confidentiality, integrity, or availability of our information resources. These incidents may be an intentional attack or an unintentional event and could involve gaining unauthorized access to our information systems or those of our third-party vendors for purposes of misappropriating assets, stealing confidential information, corrupting data, or causing operational disruption. Such cyber incidents could materially disrupt operational systems; result in loss of intellectual property, trade secrets, or other proprietary or competitively sensitive information; compromise certain information of employees, suppliers, or others; jeopardize the security of our facilities; or affect the performance of in-product technology and the integrated software in our lidar solutions. A cyber incident could be caused by disasters, insiders (through inadvertence or with malicious intent), or malicious third parties (including nation-states or nation-state supported actors) using sophisticated, targeted methods to circumvent firewalls, encryption, and other security defenses, including hacking, fraud, trickery, phishing, or other forms of deception. The risks of a cybersecurity breach against companies based in the U.S., like us, may be enhanced as a byproduct of the on-going war in Ukraine. Despite careful security and controls design, our information technology systems and the systems used by our third-party vendors, may be subject to security breaches and cyberattacks the result of which could include disrupted operations, misstated or unreliable financial data, liability for stolen assets or information, increased cybersecurity protection and insurance costs, litigation, and damage to business relationships.

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

Federal, state, and local regulators impose more stringent compliance and reporting requirements in response to product recalls and safety issues in the automotive industry. As the cars that utilize our sensors go into production, we will be subject to the existing stringent requirements of the National Traffic and Motor Vehicle Safety Act of 1966, or the Vehicle Safety Act, including a duty to report, subject to strict timing requirements, safety defects with our products. The Vehicle Safety Act imposes potentially significant civil penalties for violations, including the failure to comply with such reporting actions. We are also subject to the existing U.S. Transportation Recall Enhancement, Accountability and Documentation Act, or TREAD, which requires equipment manufacturers, such as us, to comply with “early warning” requirements by reporting certain information to the National Highway Traffic Safety Administration, or NHTSA, such as information related to defects or reports of injury related to our products. TREAD imposes criminal liability for violating such requirements if a defect subsequently causes death or bodily injury. In addition, the Vehicle Safety Act authorizes NHTSA to require a manufacturer to recall and repair vehicles that contain safety defects or fail to comply with U.S. federal motor vehicle safety standards. Sales into foreign countries may be subject to similar regulations. If we cannot rapidly address any safety concerns or defects with our products, our business, results of operations, and financial condition may be adversely affected.

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

Most of the members of our management team have limited experience managing a publicly traded company, interacting with public company investors, and complying with the increasingly complex laws pertaining to public companies. Additionally, many members of our management team were recently hired, including our Chief Executive Officer, Blair LaCorte, who joined us in 2017 and became Chief Executive Officer in 2020; our Chief Financial Officer, Robert Brown, who joined us in November 2020; our General Counsel, Andrew Hughes, who joined us in March 2021; our Chief Product Officer, T.R. Ramachandran, who joined us in November 2021; and our Chief Accounting Officer, Conor Tierney, who joined us in January 2022. Our management team may not successfully or efficiently manage their new roles and responsibilities. Our transition to being a public company subjects us to significant regulatory oversight and reporting obligations under federal securities laws and the continuous scrutiny of securities analysts and investors. These new obligations and constituents will require significant attention from our senior management and could divert their attention away from the day-to-day management of our business, which could adversely affect our business, financial condition, and operating results.

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

Dated: November 10, 2022

AEye, Inc.

By: /s/ Blair LaCorte
Blair LaCorte
Chief Executive Officer and Director
(Principal Executive Officer)

By: /s/ Robert Brown
Robert Brown
Chief Financial Officer and Treasurer
(Principal Financial Officer)