Form 10-K
period 2022-12-31
AEye, Inc.
filed 2023-03-16
CIK 1818644

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of June 30, 2022 (the last business day of the registrant's most recently completed second fiscal quarter), the registrant had 107,232,863 shares of voting common stock that were held by non-affiliates. The approximate aggregate market value of shares held by non-affiliates was $205 million.
As of March 10, 2023, the registrant had 168,762,257 shares of common stock, $0.0001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement relating to the 2023 Annual Meeting of Stockholders, are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such Proxy Statement, or an amendment to this Annual Report on Form 10-K, will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended December 31, 2022.

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

We were founded in 2013 by Luis Dussan, our Chief Technology Officer, to create a deterministic AI-driven sensing system that performs better than the human eye and visual cortex. Mr. Dussan’s experience developing mission-critical targeting systems for fighter jets and ground troops on behalf of the U.S. military provided him with the background to develop a differentiated approach to visual sensing. While traditional sensing systems passively collect data, our active 4SightTM Intelligent Sensing Platform leverages principles from automated targeting systems and biomimicry to scan the environment, while intelligently focusing on what matters in order to enable safer, smarter, and faster decisions in complex scenarios. From our inception, our culture drew from esteemed scientists and electro-optics engineers from the National Aeronautics and Space Administration, or NASA, Lockheed Martin Corporation, Northrop Grumman Corporation, the U.S. Air Force, and the Defense Advanced Research Projects Agency, or DARPA, to create the highest performing sensing and perception system for the most challenging situations, ensuring the highest levels of safety for autonomous driving.

As a result, our adaptive lidar is designed to enable higher levels of autonomy and functionality — SAE Levels 2 through 5 — with the goal of optimizing performance, power, and reducing cost. Our 4Sight Intelligent Sensing Platform is software-definable and network-optimized, and leverages deterministic artificial intelligence at the edge. We have made substantial investments in our R&D processes and deliver value to our customers through a combination of sales and direct channels. We perform the majority of our R&D activities in our 56,549 square foot corporate headquarters in Dublin, California. Our modular design facilitates product hardware updates as technologies evolve, and its small size and modest heat dissipation enable very flexible placement options on the interior or exterior of a vehicle. 4Sight also leverages a common architecture to create application-specific products across the Automotive and Industrial markets.

Our systems-based approach encourages partnership from the well-established automotive supply chain, including original equipment manufacturers, or OEMs, as well as Tier 1 and Tier 2 OEM suppliers. There is strong alignment between us and our partners given what is required to produce high-performance automotive grade products at scale, including quality, reliability, and affordability. Our Tier 1 partners will add value with OEM customers through industrialization, manufacturing, integration, sales, marketing, product liability, and warranty. Our Tier 2 partners will provide automotive-grade sub-components, which are used not only in automotive lidar for ADAS use cases, but also for our products to be sold in the Industrial market. We expect the result will be a high-

quality, high-performance product at the right price point, which we believe to be a key enabler in accelerating adoption of lidar across various markets in Automotive and beyond.

In pursuing this strategy, we have partnered with leading Tier 1 automotive suppliers, including Continental, who is in the process of bidding for long range lidar series production awards with OEMs that are expected to represent a substantial portion of our future revenues. The main markets for lidar, including Automotive and Industrial, are projected to see significant growth in both the near and long term. We believe this expected growth will allow us to capture significant market share as well as pursue specialization opportunities like highway autonomous driving applications that benefit from our products. We expect that lidar will be a required sensing solution across many end markets, and we intend to be the leading solutions provider in these spaces.

Market Outlook/Overview

We believe that lidar will be a required sensing solution across many end markets. We broadly define our two key end markets as Automotive and Industrial.

Automotive

We believe that lidar will be a critical component of ADAS and fully autonomous driving or self-driving systems. Applications for the Automotive end market include lidar sensors and software for passenger and commercial vehicles. Automotive and commercial vehicle OEMs are expected to introduce lidar sensors to add ADAS features and improve safety for passengers and pedestrians. For vehicles to achieve greater autonomous functionality and perform those functions at higher speeds, we believe long-range lidar will be necessary. Our sensors were designed to search, detect, acquire, and track small objects at long distances. We may also introduce other mid- and short-range lidar systems based on the same 4Sight Intelligent Sensing Platform. Our system is particularly well-suited to reduce the intensive compute (and associated power and latency) requirements of autonomous systems because our platform handles critical data processing at the sensor level, thereby allowing the self-driving system to focus limited compute resources on the vehicle's path planning. We believe that our strategy to partner with Tier 1 automotive suppliers to produce high-quality, long-range lidar at scale will drive adoption of lidar in series production across major global OEMs.

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

•Commercial vehicle ADAS — hub-to-hub autonomy in commercial vehicles, such as short- and long-range delivery vehicles, enabled by lidar, promises similar technological utility to that in passenger vehicles. Importantly, however, the value that a commercial vehicle operator derives from commercial ADAS is driven by increased utility and safety through reduced risk from driver fatigue. We believe that adoption rates for long-range lidar will be higher in commercial vehicles initially due to the significant share of time that highway driving represents for commercial customers.

Industrial

We believe there are a broad range of use cases for lidar in Industrial markets, including but not limited to rail, construction, mining, agriculture, aerospace, defense, and intelligent transportation systems.

•Rail — detecting and acquiring railway debris at long distances to stop the train to prevent derailment; assessing tracks for maintenance needs; and monitoring platform safety.

•Construction, Mining, & Agriculture — detecting and acquiring obstacles, pedestrians, and animals in the path of large, autonomous construction and mining vehicles and agricultural equipment.

•Aerospace & Defense — detecting wires or other obstacles above ground for helicopters; automating logistics vehicles for the military; enabling mid-air refueling.

•Intelligent Transportation Systems (ITS) — intersection traffic management, tolling automation, smart mobility infrastructure, autonomous/smart parking, and work zone safety.

Commercial

Overview

We employ two different go-to-market models: one model addresses the traditional Automotive end market and the other model addresses the Industrial end market.

We employ a channel model in the traditional Automotive market by working through Tier 1 suppliers that sell products to OEM customers. Those Tier 1 suppliers will industrialize, manufacture, and sell lidar sensor solution units to OEMs that incorporate our proprietary design and software. We expect that we will receive royalty payments from those Tier 1 suppliers for each unit they sell to their OEM customers. Royalties may take the form of a fixed amount per unit, a percentage of the average selling price of the sensor, profit-sharing, or some combination of these methods. We work alongside our Tier 1 supplier partners to quote new business according to the OEM’s specifications. Our announced Tier 1 supplier engagements include Continental. We are also currently engaged in partnership discussions with other Tier 1 suppliers.

For the Industrial market, we either sell directly to the customer or through systems integrators. Contract manufacturers with whom we have agreements, assemble, test, and deliver these products. Direct sales constitute sales of units to upgrade systems or otherwise add on to an existing product, while systems integrators will build our technology into mass produced systems, such as autonomous mining haulers, locomotives, or intelligent transportation systems.

Our lidar products employ a single product platform that is based on components sourced from an established Tier 2 automotive supply chain to drive down costs and increase reliability. We expect to utilize those same components to address the Industrial market, which enables us to leverage our volume in automotive, and drive costs down for the products made by our contract manufacturing partners.

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

The laser we utilize is a 1550nm fiber laser. The 1550nm wavelength provides a photon budget far exceeding (>100x) 905nm lasers, and because 1550nm is a retina-safe wavelength, more energy can be utilized by lidar solutions using 1550nm lasers.

We leverage custom high resonance micro-electro-mechanical systems, or MEMS, for agile scanning over a wide field of view. The MEMS that we use are extremely small when compared to competing MEMS-based lidar solutions, and when coupled with the extremely high resonant frequency at which they can operate, our MEMS meet and exceed shock and vibration requirements for the Automotive and Industrial markets.

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

4Sight Intelligent Sensing Platform

4Sight is our proprietary lidar intelligent sensing platform. This intelligence is enabled by our patented bistatic architecture, which keeps the transmit and receive channels separate, allowing 4Sight to optimize for both. As each laser pulse is transmitted, the receiver is told where and when to look for its return. Ultimately, this establishes the 4Sight platform as active — allowing it to focus on what matters most in a vehicle’s surroundings.

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

3.Responsive 4Sight: With Responsive 4Sight, scan patterns are created at design and run time. In this level, the entire platform is completely software-configurable and situationally aware, adjusting, in real time, how it scans the scene, where to apply density and extra power, and what scan rate to employ. In this level, deterministic feedback loops or other sensors, such as camera and radar, inform the lidar to interrogate objects discretely or via dense, dynamic regions of interest, or ROIs, at various points throughout the scene. It can also dynamically alter its scan pattern on the fly. The system is intelligent, with the ability to interrogate the scene, and perpetually optimize its own scan patterns and data collection to focus on the information that matters most and respond based on firmware feedback.

4.Predictive 4Sight: Predictive 4Sight (motion forecasting) can take what is offered in Responsive 4Sight but look ahead enabling even smarter interrogation. In this level, basic perception can be distributed to the edge of the sensor network. Predictive 4Sight seeks to understand the motion of everything it sees, thereby enabling the system to deliver more information with less data by focusing its energy on the most important objects in a scene while paying attention to everything else in its periphery. Predictive 4Sight can “sense” (i.e., predict) where an object will be at different times in the future, enabling the vehicle to solve challenging edge cases.

4Sight for Automotive

Built on a modular architecture, the 4Sight series is easily customizable to address the specific design requirements for multiple Automotive OEMs. Industrialized, manufactured, tested, and validated by our Tier 1 partners, the 4Sight series features industry leading, long-range ADAS performance, designed to address the need for high-performance applications. 4Sight is built on our patented 1550nm, solid-state, active lidar. We expect that the 4Sight solutions for Automotive will generally utilize one of the first three software levels described above: 4Sight at Design, Triggered 4Sight, or Responsive 4Sight.

We believe the unique combination of features of 4Sight include:

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

•Size, Weight, and Power (“SWaP”) optimized; and

•Functional Safety (“FuSa”)/Safety of the Intended Functionality (“SOTIF” or ISO 21448) compliant for signal path — providing necessary determinism for testing and validation.

4Sight for Industrial

Built on our unique 4Sight Intelligent Sensing Platform, 4Sight meets the diverse array of performance and functional requirements for the Industrial market with our industry-leading lidar performance, integrated intelligence, advanced vision capabilities, and unmatched reliability and safety. 4Sight is a cost-effective, customizable perception solution that leverages the complete 4Sight software platform and includes a comprehensive software development kit for an extensible roadmap to autonomous functionality. 4Sight for the Industrial market may utilize any of the four software levels described above: 4Sight at Design, Triggered 4Sight, Responsive 4Sight, or Predictive 4Sight.

Flexible sensor location within the car

Our design allows for unique flexibility with respect to sensor placement for two key reasons. First, our performance is not significantly impaired by first surfaces, such as stray light reflected off of a windshield or the plastic used in the fascia or headlight. Second, the unit’s power requirements and small form factor makes it easier for OEM designers to integrate our sensors into a variety of locations in a vehicle, such as behind the windshield. Competing solutions, on the other hand, may need to be integrated into the roof of the car in order to resolve challenges with excess heat or size. As a result, OEMs that install competing products may need to substantially alter the physical appearance of their vehicles to accommodate those products.

Competition

Lidar-based perception solutions for autonomous applications is an emerging market with a wide variety of possible applications across many different markets. We face competition from numerous companies worldwide that are developing lidar solutions, and some of these solutions may use a similar wavelength or scanning methodology.

For example, we and at least one of our major competitors both use lasers that have a 1550nm wavelength. Other competitors use MEMS-based scanning technologies, but we believe our MEMS solution is uniquely robust due its small size and high resonant frequency. In addition to companies focused specifically on developing lidar solutions, we also face competition from current or potential partners and customers that may be developing lidar solutions internally. We believe that many of the other companies developing lidar solutions are focused on shorter-range sensors that passively collect data, and most of these sensors utilize 905nm lasers that limit their performance. We believe that we are differentiated from competitors by virtue of our active, embedded artificial intelligence approach that enables our lidar sensors to dynamically adapt to changing environments. In addition, we believe that our product design delivers longer range and higher resolution than many of our competitors. This is possible, in part, because we utilize 1550nm lasers that enable our lidar solutions to achieve a higher photon budget than many of our competitors that rely upon 905nm lasers. While 1550nm lasers are more costly than 905nm lasers on a per unit basis, 1550nm lasers have much higher performance and our product only requires one such laser. Some 905nm systems utilize up to 128 lasers and still don’t attain the performance results we achieve with a single 1550 nm laser. As a result, we believe that we are able to compete favorably in the lidar market, particularly in market segments such as highway autonomous driving applications that can benefit from our active, long-range, high-resolution capabilities.

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

As of March 1, 2023, we owned 60 U.S. and foreign issued patents and we had 83 pending U.S. and foreign patent applications, with three patent applications in the drafting stage. In addition, we have two registered and two pending trademark applications. Our patents and patent applications cover a broad range of system level and component level aspects of our key technology including, among other things, bistatic lidar system architecture, laser, scanner, receiver, and perception technology.

Sales and Marketing

We utilize a combination of channel (indirect) sales and direct sales methods. In the Automotive market, we work with Tier 1 partners that are suppliers to OEMs. We intend to license our lidar designs and other intellectual property to these Tier 1 partners, who will then industrialize and sell our technology to their OEM customers. While we intend to use Tier 1 partners as our sales channel, we also maintain direct contact with the OEMs, which better enables us to understand their specific product requirements and facilitate the implementation of our product design into their vehicles. Working with Tier 1 partners allows us to use this existing automotive value chain and provides us with an opportunity to increase our penetration of the Automotive market more rapidly than would otherwise be possible. This, in turn, will substantially reduce our investment in sales and marketing, and it will also substantially reduce the associated costs for manufacturing, working capital, validation, and testing, as well as the overhead of product liability and warranty over the life of the multiyear series production programs with OEMs. In the Industrial market, we use the same supply chain to manufacture through global contract manufacturers, and we will sell our products primarily through system integrator channel partners that may integrate our lidar sensor and software as part of a larger solution for an end customer. We also intend to sell directly to certain customers for situations in which a system integrator relationship is either not present or not required.

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

Human Capital Resources

We believe that our culture is one of our competitive advantages. We have emphasized a collaborative, team-oriented, performance-based culture with a strong focus on both the development of differentiated technology and the success of our customers. Our leadership team has come from sectors including aerospace and defense, semiconductors, software, computer hardware, management consulting, and private equity. As of December 31, 2022, we had over 160 employees worldwide. The majority of our employees are in the R&D function. We also engage numerous consultants and contractors to supplement our regular full-time workforce. None of our employees are represented by a labor union, and we consider our employee relations to be good. To date, we have not experienced any work stoppages.

Facilities

Our corporate headquarters is located in Dublin, California, where we lease 56,549 square feet pursuant to a lease that expires on December 1, 2026. The Dublin facility contains engineering, R&D, operations, customer support, marketing, and administrative functions. We also lease 10,198 square feet of office space in a facility in Palm Bay, Florida pursuant to a lease which expires on August 14, 2027. The Florida facility contains R&D functions. In addition, we also lease office/building space around the world, primarily in North America, Europe, and Asia. We believe our existing facilities are in good condition and suitable for the conduct of our business.

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

Recent Developments

DGCL 205 Petition

On August 12, 2021, CF Finance Acquisition Corp. III, or the Pre-Merger Company, our predecessor, held a special meeting of stockholders to approve certain matters related to the business combination between the Pre-Merger Company and AEye Technologies, Inc. Among the proposals presented to the Pre-Merger Company stockholders were proposals to (i) adopt a certificate of amendment to the Pre-Merger Company’s amended and restated certificate of incorporation to increase the number of authorized shares of its Class A Common Stock from 200,000,000 to 300,000,000, or the Authorized Share Amendment, and (ii) amend and restate the charter in connection with the business combination, which included eliminating its Class B Common Stock immediately prior to the closing of the business combination after giving effect to the conversion of each outstanding share of Class B Common Stock into one share of its Class A Common Stock, or the Class B Elimination Amendment. The proposals each received approval from the holders of a majority of the Pre-Merger Company’s outstanding shares of Class A Common Stock and Class B Common Stock, voting together as a single class, that were outstanding as of the record date for such special meeting. Following the special meeting, the business combination was closed and the Pre-Merger Company changed its name to "AEye, Inc."

A recent ruling by the Court of Chancery of the State of Delaware, or Chancery Court, introduced uncertainty as to whether Section 242(b)(2) of the General Corporation Law of the State of Delaware, or DGCL, would have required the Authorized Share Amendment to be approved by a separate vote of the majority of the Pre-Merger Company’s then-outstanding shares of Class A Common Stock and the Class B Elimination Amendment to be approved by a separate vote of the majority of the Pre-Merger Company’s then-outstanding shares of Class B Common Stock.

Although we received no demands or inquiries from our stockholders regarding the potential uncertainty surrounding our Second Amended and Restated Certificate of Incorporation, or our Charter, which was adopted at the special meeting, and our own analysis determined that a separate class vote to adopt the Charter was not necessary, in light of the recent Chancery Court decision, and to resolve any potential uncertainty with respect to our Charter, or our capital structure, on February 23, 2023, we filed a petition in the Chancery Court under Section 205 of the DGCL, our Section 205 Petition, to seek validation of the Authorized Share Amendment, our Charter, and the shares we issued in reliance thereon. Section 205 permits the Chancery Court, in its discretion, to validate potentially defective corporate acts after considering a variety of factors. Concurrently with the filing of our Section 205 Petition, we filed a motion to expedite the hearing, which was granted. The hearing was set for March 14, 2023.

At the March 14, 2023 hearing on our Section 205 Petition, no objections were filed and the court granted our petition. The court order declared our Charter to be valid and effective as of the date and time it was originally filed and that all shares of our capital stock that we have issued in reliance on our Charter were valid as of the date such shares were issued, thereby eliminating any uncertainty with respect to our Charter or any shares we have issued or may issue in the future in reliance thereon.

Silicon Valley Bank Closure

On March 10, 2023, Silicon Valley Bank, or SVB, was closed by the California Department of Financial Protection and Innovation, and the Federal Deposit Insurance Corporation, or FDIC, was appointed as receiver. We have deposit accounts at SVB. The standard deposit insurance amount is up to $250 thousand per depositor, per insured bank, for each account ownership category. As of March 10, 2023, we had approximately $9.6 million in deposit accounts at SVB, of which approximately $2.2 million was held as collateral for letters of credit under our lease agreement. We do not maintain any other material accounts or lines of credit with SVB. On March 12, 2023, the U.S. Treasury, Federal Reserve, and FDIC announced that SVB depositors will have access to all of their money starting March 13, 2023. We began the process of withdrawing our deposits from SVB on March 13, 2023.

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

Item 1B. Unresolved Staff Comments

None.

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

Summary of Risk Factors

As noted above, our business is subject to numerous risks and uncertainties, including those highlighted in this “Risk Factors” section that represent challenges that we face in connection with the successful implementation of our strategy and growth of our business. The occurrence of one or more of the events or circumstances described in the section titled “Risk Factors,” alone or in combination with other events or circumstances may have an adverse effect on our business, financial condition, results of operations, and prospects. Such risks include, but are not limited to:

•We are an early stage company with a history of losses and we expect to incur significant expenses and continuing losses for at least the next several years.

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

•Our business could be materially and adversely affected by the lingering and continuing impacts of the global COVID-19 pandemic, other epidemics or outbreaks, as well as other global events and macroeconomic factors, such as the war in Ukraine.

•Our products require key components and critical raw materials and our inability to reduce and control the cost of such components and raw materials could negatively impact the adoption of our products and, accordingly, our financial condition and operating results.

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

Risk Factors Relating to Our Business and Industry

We are an early stage company with a history of losses and we expect to incur significant expenses and continuing losses for at least the next several years.

We have incurred net losses in each year since our inception. In the twelve months ended December 31, 2022 and 2021, we incurred net losses of approximately $98.7 million and $65.0 million, respectively. We expect that we will continue to incur significant losses for at least the next several years as we:

•continue to utilize our third-party partners for design, testing and commercialization;

•expand our operations and supply chain capabilities to produce our lidar solutions, including costs associated with outsourcing the production of our lidar solutions which, in some instances, requires significant upfront payments by us;

•expand our design, development, and servicing capabilities;

•build up inventories of parts and components for our lidar solutions;

•produce an inventory of our lidar solutions and potentially significant negative impacts to revenues and margins on existing products as we introduce new products;

•increase our sales and marketing activities and develop our distribution infrastructure; and

•increase our general and administrative spending to meet the requirements of operating as a public company.

As of December 31, 2022, we had an accumulated deficit of approximately $250.5 million. Even if we are able to increase sales or licensing of our products, there can be no assurance that we will be commercially successful. Since we will incur the costs and expenses from these efforts prior to receiving incremental revenues with respect thereto, our losses in future periods will be significant. In the past, design wins, the first step towards commercialization with a particular OEM, have taken longer than originally expected, Such delays, including if delays occur in the future, will impact the timing of our revenue. If our products do not achieve sufficient market acceptance, we will not become profitable. If we fail to become profitable, or if we are unable to fund our continuing losses, we may be unable to continue our business operations. There can be no assurance that we will ever achieve or sustain profitability.

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

•effectively manage our growth and business operations, including the lingering impacts of the COVID-19 pandemic on our business as well as other macroeconomic factors, such as the war in Ukraine;

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

We intend to raise additional capital in order to execute our business plan and to respond to changing market conditions, which additional capital may not be available on terms acceptable to us, or at all.

We intend to raise additional capital in order to respond to market timing delays, technological advancements, competition, competitive technologies, customer demands, business opportunities, other challenges, potential acquisitions, and unforeseen circumstances, and we may determine to engage in equity or debt financings or enter into credit facilities for other reasons. In order to further business relationships with current or potential customers or partners, we may issue equity or equity-linked securities to such customers or partners. Despite the need for additional capital, we may not be able to timely secure additional debt or equity financing on favorable terms, or at all. If we raise additional capital through the issuance of equity or convertible debt or other equity-linked securities or if we issue equity or equity-linked securities to current or potential customers to further our business relationships, our existing stockholders would likely experience dilution, which may be significant. Any debt financing obtained by us in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital or to pursue business opportunities, including potential acquisitions. If we are unable to obtain adequate financing or financing on terms satisfactory to us, when we require it, our ability to continue to support our business and to respond to business challenges could be significantly limited.

The market price and trading volume of our common stock may be volatile and could decline significantly.

The stock markets, including Nasdaq on which we list our shares of common stock, have from time to time experienced significant price and volume fluctuations. Even if an active, liquid, and orderly trading market develops and is sustained for our common stock, the market price of our common stock may continue to be volatile and could decline significantly. Most recently, since December 6, 2022, our stock has closed below $1.00 per share. As previously disclosed, on January 20, 2023, we received notice from Nasdaq that we were no longer in compliance with the $1.00 per share minimum bid price requirement for continued listing on Nasdaq. Although the notification does not have an immediate impact on our Nasdaq listing, we were given a period of 180 calendar days, or until July 19, 2023, to regain compliance with the requirement. If we do not regain compliance by July 19, 2023, we may be eligible for a second 180-day compliance period. If we are unable to regain compliance with the requirement during the compliance period, we will be subject to delisting from Nasdaq. In addition, the trading volume of our common stock may fluctuate significantly, which can have significant impact on the price of our common stock. If the market price of our common stock declines significantly, you may be unable to resell your shares at an attractive price, or at all. We cannot assure you that the market price of our common stock will not fluctuate widely or decline significantly in the future.

Our business could be materially and adversely affected by the lingering impact of the global COVID-19 pandemic or other epidemics and outbreaks.

The COVID-19 pandemic had disrupted and affected our business operations, which has led to business and supply chain disruptions. The lingering effects of the pandemic are likely to continue to disrupt our business and supply chain in the future. For example, our offices and R&D and manufacturing locations had been, and may continue to be, impacted due to national and regional government declarations requiring closures, quarantines, and travel restrictions, although nearly all government-imposed restrictions have been significantly reduced in most parts of the world. However, given the unpredictable nature of COVID-19 and its variants, it is difficult, if not impossible, to predict, whether any government-imposed restrictions will be reimposed at previous levels or enhanced in one or more ways impacting our business operations or those of third parties upon which we rely. The COVID-19 pandemic, including associated business interruptions and recovery, as well as other possible epidemics or outbreaks of other contagions could result in a material adverse impact on our or our current or anticipated customers’ or suppliers’ business operations, including reduction or suspension of operations in the U.S. or other parts of the world. Our design and engineering operations, among others, cannot all be conducted remotely and often require on-site access to materials and equipment. We have customers, suppliers, and partners with international operations, and our customers, suppliers, and partners also depend on suppliers and manufacturers worldwide, which means that our business and prospects could be affected by the lingering effects of the COVID-19 pandemic anywhere in the world. Depending upon the duration of the lingering effects of the COVID-19 pandemic and the associated business interruptions, our customers, suppliers, manufacturers, and partners may suspend or delay their engagements with us. We and our customers’ and suppliers’ response to the lingering effects of the COVID-19 pandemic may prove to be inadequate and they may be unable to continue their respective operations in the manner they had prior to the outbreak or the worsening of the outbreak, and we may consequently endure interruptions, reputational harm, delays in our product development, and shipments, all of which could have an adverse effect on our business, operating results, and financial condition. In addition, we cannot assure you as to the timing of the economic recovery given the lingering effects of the pandemic, which could have a material adverse effect on our target markets and our business.

If our deterministic artificial intelligence-driven sensing system is not selected for inclusion in ADAS technology by automotive OEMs or their suppliers, our business will be materially and adversely affected.

Automotive OEMs and their suppliers design and develop ADAS technology over several years. These automotive OEMs and suppliers undertake extensive testing or qualification processes prior to placing orders for large quantities of products, such as our active lidar products, because such products will function as part of a larger system or platform and must meet specifications that we do not control or dictate. We have spent, and will continue to spend significant time and resources to have our products selected by automotive OEMs and their suppliers, which we refer to as a “design win.” In the case of autonomous driving and ADAS technology, a design win means our active lidar product has been selected for use in a particular vehicle model or models. If we do not achieve a design win with respect to a particular vehicle model, we may not have an opportunity to supply our products to the automotive OEM or its supplier for that vehicle model for a period of many years. In many cases, this period can be as long as five to seven years (or more). If our products are not selected by an automotive OEM or our suppliers for one vehicle model or if our products are not successful in that vehicle model, it is less likely that our product will be deployed in other vehicle models of that automotive OEM. If we fail to obtain design wins for a significant number of vehicle models from one or more automotive OEMs or their suppliers, our business, results of operations, and financial condition will be materially and adversely affected. Our business model for the Automotive market is based on our relationships with Tier 1 suppliers. If these relationships do not materialize, automotive OEMs may be less inclined to select our products for use in their vehicle models. The period of time from a design win to implementation is long and we are subject to the risks of cancellation or postponement of the contract or unsuccessful implementation.

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

The production of our components is dependent on sourcing certain key components and raw materials at acceptable price levels. We have experienced, and may continue to experience, supply chain-induced shortages of key components, leading to a scarcity of such components, a limited availability of such components at greatly inflated prices, or both. If we or our licensees or contract manufacturers are unable to adequately reduce and control the costs of such key components, they will be unable to realize manufacturing costs targets, which could reduce the market adoption of our products, damage our reputation with current or prospective customers, and have an adverse effect on our brand, business, prospects, financial condition, and operating results.

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

We expect to continue to incur substantial R&D costs and devote significant resources to identifying and commercializing new products, which could significantly reduce our profitability and may never result in revenue to us.

Our future growth depends on penetrating new markets, adapting existing products to new applications and customer requirements, and introducing new products that achieve market acceptance. We plan to continue to incur substantial and increasing R&D costs as part of our efforts to design, develop, manufacture, and commercialize new products and enhance existing products. Our R&D expenses were approximately $37.6 million and $26.5 million during the twelve months ended December 31, 2022 and 2021, respectively, and are likely to grow in the future. Because we account for R&D as an operating expense, these expenditures will adversely affect our results of operations in the future. Further, our R&D program may not produce successful results, and our new products may not achieve market acceptance, create additional revenue, or become profitable.

Although we believe that lidar is an essential technology for autonomous vehicles and other emerging applications, market adoption of lidar is uncertain. If market adoption of lidar does not continue to develop, or adoption is deferred, or otherwise develops more slowly than we expect, our business will be adversely affected.

While our artificial intelligence-driven lidar-based sensing system can be applied to different use cases across end markets, approximately 52% and 76% of our revenue during the twelve months ended December 31, 2022 and 2021, respectively, was generated from automotive applications with other customers in the aerospace, delivery, shuttle, railway, mining, toll, and aviation sectors. Despite the fact that the automotive industry has expended considerable effort to research and test lidar products for ADAS and autonomous driving applications, the automotive industry may not introduce lidar products in commercially available vehicles on a timeframe that matches our expectations, or at all. We continually study emerging and competing sensing technologies and methodologies and we may incorporate new sensing technologies to our product portfolio over time. However, lidar products remain relatively new and it is possible that other sensing modalities, or a new disruptive modality based on new or existing technologies, including a combination of technologies, will achieve acceptance or leadership in the ADAS and autonomous driving space. Even if lidar products are used in initial generations of autonomous driving technology and ADAS products, we cannot guarantee that lidar products will be designed into or included in subsequent generations of such commercialized technology. In addition, we expect that initial generations of autonomous vehicles will be focused on limited applications, such as robo-taxis and shuttles, and that mass market adoption of autonomous technology may lag significantly behind these initial applications. The speed of market adoption and growth for ADAS or autonomous vehicles is difficult, if not impossible, to predict, and it is more difficult to predict this market’s future growth in light of the economic consequences of the lingering effects of the COVID-19 pandemic and other macroeconomic factors. Although we currently believe we have a differentiated market leading technology for the autonomous vehicle market, by the time mass market adoption of autonomous vehicle technology is achieved, we expect competition among providers of sensing technology based on lidar and other modalities to increase substantially. If, by the time autonomous vehicle technology achieves mass market adoption, commercialization of lidar products is not successful, or not as successful as we or the market expects, or if other sensing modalities gain acceptance by developers of ADAS products, automotive OEMs, regulators, safety organizations, or other market participants, our business, results of operations, and financial condition will be materially and adversely affected.

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

Addressing these requirements can be time-consuming and costly. The market for lidar technology is relatively new, rapidly developing, and unproven in many markets or industries. Many of our prospective customers are still in the testing and development phases and we cannot be certain that they will commercialize products or systems with our lidar products, or at all. We cannot be certain that lidar will be sold into these markets, or that lidar will be sold into any markets at scale. Adoption of lidar products, including our products, will depend on numerous factors, including whether the technological capabilities of lidar and lidar-based products meet users’ current or anticipated needs, whether the benefits associated with designing lidar into larger sensing systems outweighs the costs, complexity, and time needed to deploy such technology or replace or modify existing systems that may have used other modalities, such as cameras and radar, whether users in other applications can move beyond the testing and development phases and proceed to commercializing systems supported by lidar technology and whether lidar developers such as us can keep pace with the expected rapid technological change in certain developing markets, and the global response to the lingering effects of the COVID-19 pandemic, and other macroeconomic factors, and the length of any associated economic recovery. If lidar technology does not achieve commercial success, or if adoption of lidar is deferred or the market otherwise develops at a pace slower than we expect, our business, results of operations, and financial condition will be materially and adversely affected.

We may experience difficulties in managing our growth and expanding our operations.

Over the long term, we expect to experience significant growth in the scope and nature of our operations. Our ability to manage our operations and future growth will require us to continue to improve our operational, financial, and management controls, legal and compliance programs, and reporting systems. We may not be able to implement improvements in an efficient or timely manner and may discover deficiencies in existing controls, programs, systems, and procedures, which could have an adverse effect on our business, reputation, and financial results.

We rely on third-party suppliers and because some of the raw materials and key components in our products come from limited or single source suppliers, we are susceptible to supply shortages, longer than anticipated lead times for components, and supply changes, any of which could disrupt our supply chain and could delay deliveries of our products to customers.

Most of the components that go into the manufacturing of our solutions are sourced from third-party suppliers. To date, we have produced our products in relatively limited quantities for use in R&D programs. Although we do not have any experience in managing our supply chain to manufacture and deliver our products at scale, our future success will depend on our ability to do so. Some of the key components used to manufacture our products come from limited or single source suppliers. We are therefore subject to the risk of shortages and long lead times in the supply of these components and the risk that our suppliers discontinue or modify components used in our products. As we rely on a global supply chain, the lingering effects of the COVID-19 pandemic, other epidemics and outbreaks, should they materialize, and other macroeconomic factors may adversely affect our ability to source components in a timely or cost-effective manner from our third-party suppliers due to, among other things, work stoppages or interruptions. For example, our products depend on lasers. Any shortage in the availability of these lasers could materially and adversely affect our ability to manufacture our solutions. In addition, the lead times associated with certain components are lengthy and preclude rapid changes in quantities and delivery schedules. While we have entered into agreements with some suppliers for the supply of certain components at set prices, such quantities are limited given we are not yet producing at scale. Therefore, we have in the past experienced, and may in the future experience, component shortages and significant price fluctuations of key components and materials, and the predictability of the availability and pricing of these components may be limited.

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

Because our sales have been primarily to customers making purchases for R&D projects and customers’ current orders are project-based, we expect our results of operations to continue to fluctuate on a quarterly and annual basis, which could cause our stock price to fluctuate or decline.

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

•the duration of the lingering effects of the global COVID-19 pandemic and the time it takes for economic recovery;

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

We rely on artificial intelligence and machine learning models in the development of our solutions for vehicle autonomy, ADAS, and industrial applications. The models that we use are developed or trained using various data sets. If the models are incorrectly designed, the data we use to train them is incomplete, inadequate, or biased in some way, or if we do not have sufficient rights to use the data on which our models rely, the performance of our products, services, and business, as well as our reputation, could suffer or we could incur liability through the violation of laws, third-party privacy, or other rights, or contracts to which we are a party.

Our outsourced manufacturing business model for the industrial market may not be successful, which could harm our ability to deliver products and recognize revenue in the industrial market.

Our manufacturing strategy for the industrial market has always been focused on outsourcing volume manufacturing to contract manufacturers while maintaining the design, engineering, prototyping, testing, and pilot manufacturing in-house at our facility in Dublin, California. We currently have agreements with certain third-party manufacturers to provide contract manufacturing, testing, and delivery of certain of our products.

Reliance on third-party manufacturers reduces our control over the manufacturing process, including reduced control over quality, product costs, and product supply and timing. We may experience delays in shipments or issues concerning product quality from our third-party manufacturers. If any of our third-party manufacturers experience interruptions, delays, or disruptions in supplying our products, including by natural disasters, the lingering effects of the global COVID-19 pandemic, or if other epidemics or outbreaks of other contagions materialize, increased military conflict, especially in Eastern Europe, or work stoppages or capacity constraints, our ability to ship products would be delayed. In addition, unfavorable economic conditions could result in financial distress among third-party manufacturers upon which we rely, thereby increasing the risk of disruption of supplies necessary to fulfill our production requirements and meet customer demands. Additionally, if any of our third-party manufacturers experience quality control problems in their manufacturing operations and our products do not meet customer or regulatory requirements, we could be required to cover the cost of repair or replacement of any defective products. These delays or product quality issues could have an immediate and material adverse effect on our ability to fulfill orders and could have a negative effect on our operating results. In addition, such delays or issues with product quality could adversely affect our reputation and our relationship with our channel partners. If our third-party manufacturers experience financial, operational, manufacturing capacity, or other difficulties, or experience shortages in required components, or if they are otherwise unable or unwilling to continue to manufacture our products in required volumes or at all, our supply may be disrupted, we may be required to seek alternate manufacturers, and we may be required to re-design our products. It would be time-consuming, and could be costly and impracticable, to begin to use new manufacturers or designs, and such changes could cause significant interruptions in supply and could have an adverse effect on our ability to meet our scheduled product deliveries, and may subsequently lead to the loss of sales. While we take measures to protect our trade secrets, the use of third-party manufacturers may also risk disclosure of our innovative and proprietary manufacturing methodologies, which could adversely affect our business.

We may engage international contract manufacturers, and therefore we may face risks associated with manufacturing operations outside the United States.

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

•tariffs and other trade barriers and restrictions; and

•potentially adverse tax consequences.

We intend to engage with contract manufacturers outside the United States, therefore we will be subject to these risks, each of which could increase our costs and decrease our profit margins.

We, our outsourcing partners, and our suppliers rely on complex machinery for production of our lidar solutions, which involves a significant degree of risk and uncertainty in terms of operational performance and costs.

We, our outsourcing partners, and our suppliers rely on complex machinery for the production, assembly, and installation of our lidar solutions, which involve a significant degree of uncertainty and risk in terms of operational performance and maintenance costs. In addition, the cost to procure such machinery can be significant and, in many instances, such costs will be paid by us. Our limited in-house production facility, and the facilities of our outsourcing partners and suppliers, consist of large-scale machinery combining many components. These components may suffer unexpected malfunctions from time to time and will require repairs and spare parts to resume operations, which may not be available when needed. Unexpected malfunctions of these components may significantly affect intended operational efficiency. Operational performance and costs can be difficult to predict and are often influenced by factors outside of our control, such as, but not limited to, scarcity of natural resources, environmental hazards and remediation, costs associated with decommissioning of machines, labor disputes and strikes, difficulty or delays in obtaining governmental permits, damages or defects in electronic systems, industrial accidents, fires, seismic activity, and other natural and manufactured disasters. Should such operational risks materialize, it may result in personal injury to or death of workers, loss of production equipment, damage to production facilities, monetary losses, delays, and unanticipated fluctuations in production, environmental damage, administrative fines, increased insurance costs and potential legal liabilities, some of which may be the responsibility of our outsourcing partners and suppliers, but could have a material adverse effect on our business, prospects, financial condition, or operating results.

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

Sales to international customers accounted for 32% and 26% of our revenue during the twelve months ended December 31, 2022 and 2021, respectively. We are committed to growing our international sales, and while we have committed resources to expanding our international operations and sales channels, these efforts may not be successful. International operations are subject to a number of other risks, including:

•exchange rate fluctuations;

•political and economic instability, international terrorism, and anti-American sentiment, particularly in emerging markets;

•global or regional health crises, such as the lingering effects of the COVID-19 pandemic or other epidemics or outbreaks of other contagions;

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

Our customers intend to use our solutions in autonomous driving and ADAS applications; the operation of motor vehicles, even with our solutions embedded, presents the risk of significant injury, including fatalities. We may be subject to claims if a product using our active lidar technology is involved in an accident and persons are injured or purport to be injured. Any insurance that we carry may not be sufficient or it may not apply to all situations. Similarly, our customers could be subjected to claims as a result of such accidents and bring legal claims against us to attempt to hold us liable. In addition, if lawmakers or governmental agencies were to determine that the use of our products, autonomous driving, or certain other ADAS applications, increased the risk of injury to all or a subset of our customers, they may pass laws or adopt regulations that limit the use of our products, increase the liability associated with the use of our products, or regulate the use of or delay the deployment of autonomous driving and ADAS technology. Any of these events could adversely affect our brand, relationships with customers, operating results, or financial condition.

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

To ensure adequate inventory, we must forecast inventory needs and expenses, place orders sufficiently in advance with our suppliers and manufacturing partners, and manufacture products based on our estimates of future demand for particular products. Fluctuations in the adoption of lidar products may affect our ability to forecast our future operating results, including revenue, gross margins, cash flows, and profitability. Our ability to accurately forecast demand for our products could be affected by many factors, including the accuracy of the forecasts that we receive from our customers, the rapidly changing nature of the autonomous driving and ADAS markets in which we operate, the uncertainty surrounding the market acceptance and commercialization of lidar technology, the emergence of new markets, an increase or decrease in customer demand for our products or for products and services of our competitors, product introductions by competitors, the lingering effects of the COVID-19 pandemic, other epidemics or outbreaks of other contagions should they materialize, any work stoppages or interruptions, unanticipated changes in general market conditions, and the general weakening of economic conditions or consumer confidence, which may be exacerbated by the on-going military actions in Ukraine. If our lidar products are commercialized in autonomous driving and ADAS applications, both of which are experiencing rapid growth in demand, we may face challenges acquiring adequate supplies to manufacture our products and/or we and our manufacturing partners may not be able to manufacture our products at a rate necessary to satisfy the levels of demand, which would negatively affect our revenue. This risk may be enhanced by the fact that we may not carry or be able to obtain for our manufacturing partners a significant level of inventory to satisfy short-term increases in demand. If we fail to accurately forecast customer demand, we may experience excess inventory levels or a shortage of products available-for-sale.

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

We may experience declines in the average selling prices of our products generally as our customers seek to commercialize autonomous systems at prices low enough to achieve market acceptance or due to competitive pressures. In order to sell products that have a falling average unit selling price and maintain margins at the same time, we will need to continually reduce product and manufacturing costs. To manage manufacturing costs, we and our Tier 1 partners must continually engineer the most cost-effective design for our products. In addition, we continuously drive initiatives to reduce assembly cost, improve efficiency, reduce the cost of materials, use fewer materials, and further lower overall product costs by carefully managing component prices, inventory, and shipping costs. We also need to continually introduce new and competitive products in order to maintain our overall gross margin. We may also experience declines in fees or royalties from licensing our technology as customers reduce the prices of products incorporating our licensed technology in order to achieve market acceptance or due to competitive pressures. If we are unable to manage the cost structure of our products, successfully introduce new products with higher gross margins, and develop new technology that we can license at attractive royalty rates, our revenue and overall gross margin would likely decline.

Adverse conditions in the automotive industry or downturns in domestic or global economic conditions, or other macroeconomic factors more generally, could have adverse effects on our results of operations.

While we make our strategic planning decisions based on the assumption that the markets we are targeting will grow, our business is dependent, in large part on, and directly affected by, business cycles and other factors affecting the global automotive industry and the global economy generally. Automotive production and sales are highly cyclical and depend on general economic conditions and other factors, including consumer spending and preferences, changes in interest rates (which have recently seen significant increases) and credit availability, changes in inflation rates (which the U.S. has recently experienced), consumer confidence, fuel costs, fuel availability, environmental impact, governmental incentives and regulatory requirements, and political volatility, especially in energy-producing countries and growth markets. Increases in interest rates, especially if coupled with reduced government spending and volatility in financial markets, may have the effect of further increasing economic uncertainty and heightening these risks, which may impact our ability to raise additional capital in the future. The March 2023 failure of Silicon Valley Bank and its potential near- and long-term effects on the technology industry and its participants such as our vendors, suppliers, and investors, may also adversely affect our operations and stock price. In addition, the recent outbreak of hostilities between Russia and Ukraine and global reactions thereto have increased U.S. domestic and global energy prices. Oil supply disruptions related to the Russia-Ukraine conflict, and sanctions and other measures taken by the U.S. and its allies, could lead to higher costs for gas, food, and goods in the U.S. and exacerbate the inflationary pressures on the economy, with potentially adverse impacts on our customers and on our business, results of operations, and financial condition. Moreover, certain raw materials needed to produce components that are incorporated into our products, and the products of our customers, are primarily derived in the region in which the Russia-Ukraine conflict is occurring. The longer the Russia-Ukraine conflict continues and the more damage to Ukrainian infrastructure that occurs, the greater the impact could be on the supply of such raw materials, and the failure to have access to such raw materials could have an adverse effect on our business and results of operations. In addition, the Cybersecurity and Infrastructure Security Agency, or CISA, has warned all organizations in the U.S. to be on guard against possible cyber attacks coming from Russia which has the potential to disrupt business operations, limit access to essential services, and threaten public safety.

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

Although we have and continue to pursue a broad customer base, we are dependent on a collection of customer relationships which are currently in development with strong purchasing power. Continental AG accounted for approximately 51% and 55% of our annual revenue in the years ended December 31, 2022 and 2021, respectively. The loss of business from any of our major customers (whether by lower overall demand for our products, component shortages that impact our customers’ production plans or product development plans, cancellation of existing contracts or product orders, or the failure to design in our products, or an award of initial or new business) could have a material adverse effect on our business.

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

In December 2021, we entered into the CSPA with Tumim Stone pursuant to which Tumim Stone committed to purchase, subject to certain limitations, up to $125 million of our common stock should we elect to sell our common stock to them. On May 6, 2022, we filed a Registration Statement on Form S-1, which relates to the offer and resale of up to 30,865,419 shares of our common stock to be purchased by Tumim Stone, pursuant to the CSPA. Should decide to sell our common stock to Tumim Stone, stockholders will experience dilution of their interest in us, which dilution will be heightened if the price at which we sell common stock is low, as there is no minimum price at which we can sell our common stock under the CSPA. Moreover, under the CSPA, with some exceptions, we can only sell to Tumim Stone the lesser of: (i) a total of 30,865,419 shares of our common stock or (ii) a number of shares where Tumim Stone would own no more than 9.99% of our outstanding shares, which at March 10, 2023 was 168,762,257 shares. At values below $4.05 per share, we would likely not be in a position to realize the full commitment of $125 million under the CSPA and existing stockholders would experience significant dilution. During the year ended December 31, 2022, the Company issued 1,145,000 shares of its common stock under the CSPA for proceeds of $2.9 million. Therefore, the actual number of shares we will be able to sell to Tumim Stone, the amount of dilution our stockholders will experience upon the sale of our common stock under the CSPA, and the total proceeds that we will derive from such sales, cannot be determined at this time.

The Securities Purchase Agreement, or SPA, we entered into with 3i, LP, or 3i, in September 2022, contemplates the ability for us to borrow up to $21 million; however, due to contractual limitations contained in the SPA, we may be unable to borrow the full amount contemplated under the SPA, and we may not have the option to repay the loan to 3i with stock if certain requirements are not met.

In September 2022, we entered into a SPA with 3i pursuant to which 3i committed to lend to us up to $21 million pursuant to related promissory notes. The transaction contemplated that the borrowings would occur in two tranches, each in the gross amount of $10.5 million. The first tranche, in the gross amount of $10.5 million, was lent to us at or about the time we entered into the SPA. The second tranche under the SPA, can be drawn at our option, subject to satisfaction of certain conditions specified in the SPA, including, without limitation, (i) absence of an uncured event of default, as defined, (ii) there being a sufficient number of authorized but unissued shares of our common stock available for issuance, (iii) the daily volume weighted average price of our common stock exceeding $1.50 for the twenty (20) trading days prior to the draw of the second tranche, (iv) the average daily trading volume of our common stock exceeding $1.5 million for twenty (20) days prior to the draw of the second tranche, and (v) the outstanding balance of the first tranche being less than $2 million. These conditions can be waived by the lender, but the lender has no obligation to do so. A number of the foregoing conditions are not satisfied as of March 10, 2023, and we can provide no assurance that such conditions will be satisfied in the future so we may borrow an additional $10.5 million under the SPA. In addition, to use equity rather than cash to repay the principal and interest under the promissory note, we must meet certain requirements, including that the average daily trading volume of our common stock exceeding $500,000 for the twenty (20) trading days prior to the due date of the promissory note. Our average daily trading volume has not consistently exceeded $500,000, and we can provide no assurances that we will be able to meet this condition prior to any of the payment dates under the promissory note. Unless the lender waives this condition, we will be required to make the payments under the promissory note in cash.

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

A significant portion of the components used in our products are manufactured abroad, which subjects us to various international risks and costs, including foreign trade issues, currency exchange rate fluctuations, shipment delays, supply chain disruptions, and political instability, any of which could adversely affect our business and financial condition.

Most of our products, and the components thereof, are manufactured abroad. Relaying on foreign-produced products subjects us to risks relating to changes in import duties, quotas, the potential for introduction of U.S. taxes on imported goods, the potential loss of “most favored nation” status with the U.S., and freight cost increases, as well as economic and political uncertainties. We may also experience shipment delays caused by shipping port constraints, labor strikes, work stoppages, acts of war, including the current conflict in Ukraine, and terrorism, or other supply chain disruptions, including those caused by extreme weather, natural disasters, and pandemics or other public health concerns. Specifically, the lingering effects of the COVID-19 pandemic has caused delays in the manufacturing and shipping of our products and the associated raw materials. To the extent the lingering effects of the COVID-19 pandemic results in continuation or worsening of manufacturing and shipping delays and constraints, our suppliers will continue to have challenges obtaining the materials necessary for the production of our products.

If any of these or other factors, including trade tensions between the U.S. and other nations, including China and Russia, as a result of the war in Ukraine or otherwise, were to cause a disruption of trade from other countries, and in particular, Taiwan, our ability to source products, components, or raw materials could be adversely affected. We may need to seek alternative suppliers or vendors, which may not be available, or make changes to our operations, any of which could have a material adverse effect on our business, results of operations, or financial condition. Also, the prices charged by foreign manufacturers for production or the acquisition of raw materials or components, may be affected by the fluctuation of their local currency against the U.S. dollar, which could cause the cost of our products to increase and negatively impact our business. In addition, if the supply of components for our products becomes more limited than we anticipated, competition to acquire the limited supply of components will drive prices higher than planned, negatively impacting our cash flows and gross margins.

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

On December 22, 2017, the Tax Cuts and Jobs Act of 2017, or the Tax Act, was signed into law making significant changes to the U.S. Tax Code. In particular, sweeping changes were made to the U.S. taxation of foreign operations. Changes include, but are not limited to, a permanent reduction to the corporate income tax rate, limiting interest deductions, adopting elements of a territorial tax system, assessing a repatriation tax or “toll-charge” on undistributed earnings and profits of U.S.-owned foreign corporations, and introducing certain anti-base erosion provisions, including a new minimum tax on global intangible low-taxed income, or GILTI, and base erosion and anti-abuse tax, or BEAT. The new legislation had no effect on our 2022 or 2021 provision for income taxes because we generated net tax losses and offset our deferred tax assets on the consolidated balance sheets with a full valuation allowance due to our current loss position and forecasted losses for the near future. The overall impact of this tax reform is uncertain, and our business and financial condition, including with respect to our non-U.S. operations, could be adversely affected.

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

As of December 31, 2022, we had approximately $184 million of U.S. federal, and approximately $128 million of state net operating loss carryforwards available to reduce future taxable income. Of the approximately $184 million in U.S. federal operating loss carryforwards, approximately $172 million will be carried forward indefinitely for U.S. federal tax purposes and approximately $12 million will begin to expire in 2033. All of our U.S. state net operating loss carryforwards will expire between 2029 and 2042. It is possible that we will not generate taxable income in time to use these net operating loss carryforwards before their expiration, or at all. Under legislative changes made in December 2017, U.S. federal net operating losses incurred in 2018 and in future years may be carried forward indefinitely, but the deductibility of such net operating losses is limited. It is uncertain if and to what extent various states will conform to the newly enacted federal tax law. In addition, the federal and state net operating loss carryforwards and certain tax credits may be subject to significant limitations under Section 382 and Section 383 of the U.S. Tax Code, respectively, and similar provisions of state law. Under those sections of the U.S. Tax Code, if a corporation undergoes an “ownership change,” the corporation’s ability to use our pre-change net operating loss carryforwards and other pre-change attributes, such as research tax credits, to offset our post-change income or tax may be limited. In general, an “ownership change” will occur if there is a cumulative change in our ownership by “5-percent shareholders” that exceeds 50 percentage points over a rolling three-year period. Similar rules may apply under state tax laws.

We are highly dependent on the services of our executive officers, in particular Luis Dussan, one of our founders and Chief Technology Officer, and Matthew Fisch, our Chief Executive Officer.

We are highly dependent on our executive officers, in particular, one of our founders, Luis C. Dussan, our Chief Technology Officer and Matthew Fisch, our Chief Executive Officer. Mr. Dussan created our solution platform and remains deeply involved in our business, particularly in technology development. Mr. Fisch recently joined us to lead our growth and expansion strategy and his exceptional leadership skills, technical knowledge, and industry insight are critical to us.

In addition, we are also dependent on the services of our other executive officers, including Robert A, Brown, our Chief Financial Officer, Andrew S. Hughes, our General Counsel, and T. R. Ramachandran, our Chief Operating Officer, as well as our other senior executives, such as Conor Tierney, our Chief Accounting Officer. The loss of any of our executive officers or other senior executives could adversely affect our business because the loss could make it more difficult to, among other things, compete with other market participants, continue to develop innovative product designs, and retain existing customers or cultivate new ones. Negative public perception of, or negative news related to any of our executive officers or senior executives may adversely affect our brand, relationship with customers, or standing in the industry.

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

A significant natural disaster, such as an earthquake, fire, flood, hurricane, or significant power outage or other similar events, such as infectious disease outbreaks or pandemic events, including the lingering effects of the COVID-19 pandemic, could have an adverse effect on our business and operating results. The lingering effects of the COVID-19 pandemic may have the effect of heightening many of the other risks described in this “Risk Factors” section, such as the demand for our products, our ability to achieve or maintain profitability, and our ability to raise additional capital in the future. Our corporate headquarters and major operations are located in the San Francisco Bay Area of California, which experienced, and could experience again, a high number of COVID-19 pandemic cases and is also a region known for significant seismic activity. In addition, natural disasters, acts of terrorism, or war could cause disruptions in our operations, our or our customers’ or channel partners’ businesses, our suppliers’ businesses, or the economy as a whole. We also rely on information technology systems to communicate among our workforce and with third parties. Any disruption to our communications, whether caused by a natural disaster or by manufactured problems, such as power disruptions, could adversely affect our business. We do not have a formal disaster recovery plan or policy in place and do not currently require that our suppliers have such plans or policies in place. To the extent that any such disruptions result in delays or cancellations of orders or impede our suppliers’ ability to timely deliver components, or the deployment of our products, our business, operating results, and financial condition would be adversely affected.

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

We, as well as our suppliers and partners, are subject to cybersecurity risks to operational systems, security systems, infrastructure, integrated software in our lidar solutions, and the data processed by those solutions, and any material failure, weakness, interruption, cyber event, incident, or breach of security could adversely affect our business by causing a disruption of our operations, a compromise or corruption of our confidential or other business-critical information, and/or damage our business relationships, all of which could negatively impact our business financial condition, and operating results.

We are at risk for interruptions, outages, and breaches of our operational systems, including our business, financial, accounting, product development, and production processes, owned by us, our suppliers. or our partners; our facility security systems, owned by us, our suppliers, or our partners; our in-product technology owned by us, our suppliers, or our partners; the integrated software in our lidar solutions; or the data that we process or our suppliers process on our behalf. In mid-2022, our partner, Continental, experienced a cyberattack in which data was improperly taken from their servers. To date, Continental has not notified us that any data belonging to us was compromised. A cyber incident is considered to be any adverse event that threatens the confidentiality, integrity, or availability of our information resources. These incidents may be an intentional attack or an unintentional event and could involve gaining unauthorized access to our information systems or those of our third-party vendors for purposes of misappropriating assets, stealing confidential information, corrupting data, or causing operational disruption. Such cyber incidents could materially disrupt operational systems; result in loss of intellectual property, trade secrets or other proprietary or competitively sensitive information; compromise certain information of employees, suppliers, or others; jeopardize the security of our facilities; or affect the performance of in-product technology and the integrated software in our lidar solutions. A cyber incident could be caused by disasters, insiders (through inadvertence or with malicious intent), or malicious third parties (including nation-states or nation-state supported actors) using sophisticated, targeted methods to circumvent firewalls, encryption, and other security defenses, including hacking, fraud, trickery, phishing, or other forms of deception. The risks of a cybersecurity breach against companies based in the U.S., like us, may be enhanced as a byproduct of the on-going war in Ukraine, or by state-sponsored actors, primarily located in, or sponsored by, China, Russia, or North Korea. Despite careful security and controls design, our information technology systems and the systems used by our third-party vendors, may be subject to security breaches and cyberattacks the result of which could include disrupted operations, misstated or unreliable financial data, liability for stolen assets or information, increased cybersecurity protection and insurance costs, litigation, and damage to business relationships.

The techniques used by cyber attackers change frequently and may be difficult to detect for long periods of time. Continental, for example, failed to notice the mid-2022 breach for about one month. Although we maintain information technology measures designed to protect us against intellectual property theft, data breaches, and other cyber incidents, such measures will require continual updates and improvements, and we cannot guarantee that such measures will be adequate to detect, prevent, or mitigate cyber incidents. The implementation, maintenance, segregation, and improvement of these systems requires significant management time, support, and cost. Moreover, there are inherent risks associated with developing, improving, expanding, and updating current systems, including the disruption of our data management, procurement, production execution, finance, supply chain, and sales and service processes. These risks may affect our ability to manage our data and inventory; procure parts or supplies; produce, sell, deliver, or service our solutions; adequately protect our intellectual property; or achieve and maintain compliance with, or realize available benefits under, applicable laws, regulations, and contracts. We cannot be sure that the systems upon which we rely, including those of our third-party vendors or suppliers, will be effectively implemented, maintained, or expanded as planned. If we do not successfully implement, maintain, or expand these systems as planned, our operations may be disrupted, our ability to accurately and timely report our financial results could be impaired, and deficiencies may arise in our internal control over financial reporting, which may impact our ability to certify our financial results. Moreover, our proprietary information or intellectual property could be compromised or misappropriated, and our reputation may be adversely affected. If these systems do not operate as we expect them to, we may be required to expend significant resources to make corrections or find alternative sources for performing these functions. As our reliance on technology has increased, so have the risks posed to our information systems, both internal and those provided by third-party service providers. We have implemented processes, procedures, and internal controls to help mitigate cybersecurity risks and cyber intrusions, but these measures, as well as our increased awareness of the nature and extent of a risk of a cyber-incident, do not guarantee that a cyber-incident will not occur and/or that our financial results, operations, or confidential information will not be negatively impacted by such an incident. Further, the remote working conditions resulting from the cultural shifts during and after the COVID-19 pandemic have heightened our vulnerability to a cybersecurity risk or incident.

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

Our cash and cash equivalents could be adversely affected if the financial institutions in which we hold our cash and cash equivalents fail.

We regularly maintain cash balances at third-party financial institutions, including Silicon Valley Bank, in excess of the Federal Deposit Insurance Corporation insurance limit. Any failure of a depositary institution to return any of our deposits, or if a depository institution is subject to other adverse conditions in the financial or credit markets, could impact access to our invested cash or cash equivalents and could adversely impact our operating liquidity and financial performance.

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

We have been and may be, from time to time, involved in litigation, regulatory proceedings, and commercial or contractual disputes that may be significant. These matters may include disputes with our suppliers and customers, intellectual property claims, stockholder litigation, government investigations, class action lawsuits, personal injury claims, environmental issues, customs and value-added tax disputes, and employment and tax issues. Recently, we discovered that there may have been some uncertainty with respect to the validity of our Second Amended and Restated Certificate of Incorporation, which was approved by our stockholders at the special meeting of stockholders held on August 12, 2021. While this matter has been resolved, we cannot provide assurances that other matters similar in nature may not arise in the future.

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

Most of the members of our management team have limited experience managing a publicly traded company, interacting with public company investors, and complying with the increasingly complex laws pertaining to public companies. Additionally, many members of our management team were recently hired, including our Chief Executive Officer, Matthew Fisch, who joined us in February 2023; our Chief Financial Officer, Robert Brown, who joined us in November 2020; our General Counsel, Andrew Hughes, who joined us in March 2021; our Chief Operating Officer, T.R. Ramachandran, who joined us in November 2021; and our Chief Accounting Officer, Conor Tierney, who joined us in January 2022. Our management team may not successfully or efficiently manage their new roles and responsibilities. Our transition to being a public company subjects us to significant regulatory oversight and reporting obligations under federal securities laws and the continuous scrutiny of securities analysts and investors. These new obligations and constituents will require significant attention from our senior management and could divert their attention away from the day-to-day management of our business, which could adversely affect our business, financial condition, and operating results.

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

If securities or industry analysts cease publishing research or reports about us, our business, our competitors, or our market, or if they change their recommendations regarding our common stock adversely, then the price and trading volume of our common stock could decline.

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

Item 2. Properties

Our corporate headquarters is located in Dublin, California, where we lease 56,549 square feet pursuant to a lease that expires on December 1, 2026. The Dublin facility contains engineering, R&D, operations, customer support, marketing, and administrative functions. We also lease 10,198 square feet of office space in a facility in Palm Bay, Florida pursuant to a lease which expires on August 14, 2027. The Florida facility contains R&D functions. In addition, we also lease office/building space around the world, primarily in North America, Europe and Asia. We believe our existing facilities are in good condition and suitable for the conduct of our business.

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

On August 12, 2021, CF Finance Acquisition Corp. III, or the Pre-Merger Company, our predecessor, held a special meeting of stockholders to approve certain matters related to the business combination between the Pre-Merger Company and AEye Technologies, Inc. Among the proposals presented to the Pre-Merger Company stockholders were proposals to (i) adopt a certificate of amendment to the Pre-Merger Company’s amended and restated certificate of incorporation to increase the number of authorized shares of its Class A Common Stock from 200,000,000 to 300,000,000, or the Authorized Share Amendment, and (ii) amend and restate the charter in connection with the business combination, which included eliminating its Class B Common Stock immediately prior to the closing of the business combination after giving effect to the conversion of each outstanding share of Class B Common Stock into one share of its Class A Common Stock, or the Class B Elimination Amendment. The proposals each received approval from the holders of a majority of the Pre-Merger Company’s outstanding shares of Class A Common Stock and Class B Common Stock, voting together as a single class, that were outstanding as of the record date for such special meeting. Following the special meeting, the business combination was closed and the Pre-Merger Company changed its name to "AEye, Inc."

A recent ruling by the Court of Chancery of the State of Delaware, or Chancery Court, introduced uncertainty as to whether Section 242(b)(2) of the General Corporation Law of the State of Delaware, or DGCL, would have required the Authorized Share Amendment to be approved by a separate vote of the majority of the Pre-Merger Company’s then-outstanding shares of Class A Common Stock and the Class B Elimination Amendment to be approved by a separate vote of the majority of the Pre-Merger Company’s then-outstanding shares of Class B Common Stock.

Although we received no demands or inquiries from our stockholders regarding the potential uncertainty surrounding our Second Amended and Restated Certificate of Incorporation, or our Charter, which was adopted at the special meeting, and our own analysis determined that a separate class vote to adopt the Charter was not necessary, in light of the recent Chancery Court decision, and to resolve any potential uncertainty with respect to our Charter, or our capital structure, on February 23, 2023, we filed a petition in the Chancery Court under Section 205 of the DGCL, our Section 205 Petition, to seek validation of the Authorized Share Amendment, our Charter, and the shares we issued in reliance thereon. Section 205 permits the Chancery Court, in its discretion, to validate potentially defective corporate acts after considering a variety of factors. Concurrently with the filing of our Section 205 Petition, we filed a motion to expedite the hearing, which was granted. The hearing was set for March 14, 2023.

At the March 14, 2023 hearing on our Section 205 Petition, no objections were filed and the court granted our petition. The court order declared our Charter to be valid and effective as of the date and time it was originally filed and that all shares of our capital stock that we have issued in reliance on our Charter were valid as of the date such shares were issued, thereby eliminating any uncertainty with respect to our Charter or any shares we have issued or may issue in the future in reliance thereon.

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

Stockholders

As of March 10, 2023, we had approximately 75 holders of record of our common stock and thousands of additional beneficial holders. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

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

Overview

This overview provides a high-level discussion of our operating results and some of the trends that affect our business. We believe that an understanding of these trends is important to understanding our financial results for fiscal year 2022, as well as our future prospects. This summary is not intended to be exhaustive, nor is it intended to be a substitute for the detailed discussion and analysis provided elsewhere in this Annual Report, including our consolidated financial statements and accompanying notes.

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

The Business Combination was accounted for as a reverse recapitalization, in accordance with U.S. GAAP. Under this method of accounting, AEye Technologies was treated as the accounting acquirer, meaning CF III was treated as the acquired company for financial reporting purposes. This determination is primarily based on AEye Technologies’ stockholders comprising a relative majority of the voting power of the combined entity and having the ability to nominate the majority of the governing body of the combined entity. Additionally, AEye Technologies’ senior management comprises the senior management of the combined entity and AEye Technologies’ operations comprise the ongoing operations of the combined entity. Accordingly, for accounting purposes, the financial statements of the combined entity will represent a continuation of the financial statements of AEye Technologies, and the Business Combination will be treated as the equivalent of AEye Technologies issuing stock for the net assets of CF III, accompanied by a recapitalization. The most significant change in AEye Technologies’ financial position and results of the business combination was an increase in cash of $256,811 before transaction costs. Total non-recurring transaction costs incurred for this transaction were $52,661.

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

Key Factors Affecting AEye’s Operating Results

We believe that our future performance and success depends to a substantial extent on our ability to capitalize on the following opportunities, which in turn is subject to significant risks and challenges, including those discussed below and the risk factors described in the section of this Annual Report on Form 10-K entitled “Risk Factors.”

We are subject to those risks common in the technology industry and also those risks common to early stage companies including, but not limited to, the possibility of not being able to successfully develop or commercialize our products; secure additional capital in a timely manner in order to meet operating cash flow needs; secure a "design win" with automotive OEMs and their suppliers; attract new customers and retain our existing customers; develop and protect our intellectual property; comply with existing and new or modified laws and regulations applicable to our business; maintain and enhance the value of our reputation and brand; hire, integrate, and retain talented people at all levels of our organization; and successfully develop new solutions to enhance the experience of, and deliver value to, our customers.

Market Trends and Uncertainties

We anticipate growing demand for our 4SightTM Intelligent Sensing Platform across two major markets, Automotive and Industrial. We also anticipate the total addressable market for lidar-based perception technology will grow to $42 billion by 2030. Within those markets, we are targeting attractive segments including advanced driver-assistance systems, or ADAS, autonomous driving, commercial trucking, robo-taxis, and various Industrial market segments such as mining, aerospace, defense, railway, and intelligent transportation systems, or ITS. This provides us with multiple opportunities for sustained growth by enabling new applications and product features across these market segments. However, as our customers continue R&D projects to commercialize solutions that rely on lidar technology, it is difficult to estimate the timing of ultimate end market and customer adoption. In the Automotive market for example, which accounted for 52% and 76% of revenue in 2022 and 2021, respectively, our growth and financial performance will be heavily influenced by our ability to successfully integrate into OEM programs that require years of development, testing, and validation. Because of the size and complexity of these OEM programs, we see our existing Tier 1 partnerships as a substantial competitive advantage given their large scale, mass-production capabilities, and existing OEM customer relationships. Our primary focus in the Automotive market is on ADAS for passenger and commercial vehicle autonomy, particularly highway autonomy applications. We believe that growth in that market is driven by both more stringent safety regulations and consumer demand for vehicles offering increased safety. We will need to anticipate and adapt to any changes in the regulatory environment, as well as changes in consumer demand in order to take advantage of this opportunity.

Additionally, we are increasing our investments in international operations and partnerships that will position us to expand our business globally and meet growing demand in international markets. This is an important part of our core strategy and may expose us to additional factors such as foreign currency risk, additional operating costs, and other risks and challenges that may impact our ability to meet projected sales and margin targets.

Partnerships and Commercialization

Our technology is designed to be a key enabler of in certain Automotive and Industrial market applications. Because our technology must be integrated into a broader solution by our customers, it is critical that we achieve design wins with these customers. The timing of these design wins varies based on the market and application. Achieving a design win with an OEM within the Automotive market may take considerably longer than a design win with customers in the Industrial market. We consider design wins to be critical to our future success, although the revenue generated by each design win and the time necessary to achieve such a win can vary significantly, making it difficult to predict our financial performance.

We believe our revenue and profitability will also be dependent upon our success in licensing our technology to Tier 1 automotive suppliers, such as Continental, which represented 51% and 55% of 2022 and 2021 revenue, respectively, that intend to use our technology in volume production of lidar sensors for OEMs. Delays of autonomy programs by OEMs that we are currently or will be working with through our Tier 1 partners could result in us being unable to achieve our revenue and profitability targets in the timeframe we anticipate. Our overall revenue and profitability will also be dependent upon both our success in selling our lidar solutions to customers in the Industrial market.

Gross Margin Improvement

Our gross margins will depend on numerous factors, including, among others, the selling price of our products, pricing of our development contracts with customers, royalty rates on licenses we grant to our customers, unit volumes, product mix, component costs, personnel costs, contract manufacturing costs, overhead costs, and product features. In the future, we expect to generate attractive gross margins from licensing our lidar technology and software to our Tier 1 partners in the Automotive market. We also sell our own lidar solutions to customers in the Industrial market utilizing lower-cost components that are sourced, in part, from the Tier 2 automotive supply chain and assembled by our contract manufacturing partners. If our Tier 1 partners in the Automotive market do not achieve the volumes that we expect, then the cost of the components we use to address the Industrial market may not decrease to the extent we anticipate and may impact our gross margins and our ability to achieve profitability in the future.

To date, our revenue has been generated through development contracts with OEMs and Tier 1 suppliers, as well as unit sales of our products to Industrial customers. These development contracts primarily focus on customization of our proprietary 4Sight capabilities to our customers’ applications, typically involving software implementation to assist with sensor connection and control, customization of scan patterns, and enhancement of particular perception capabilities to meet specific customer needs. In general, development contracts that require more complex configurations have higher prices. We expect development contracts to remain a significant part of our business in the near-term, but represent a smaller share of our total revenue over time, as we increase our focus on technology licensing and product sales. We expect our gross margins from the sale of products to improve over time as we outsource volume production of our lidar sensors to contract manufacturers, which we anticipate will both increase unit volumes and reduce the cost per unit. In September 2021, we commenced our transition process to contract manufacturers, and we completed the first phase of this transition in late 2022.

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

Components of Results of Operations

Total Revenues

We categorize our revenue as (1) prototype sales and (2) development contracts. In 2022 and 2021, our prototype sales revenue primarily related to unit sales of the company’s 4Sight product. Revenue from prototype sales is typically recognized at a point in time when the control of goods is transferred to the customer, generally upon delivery or shipment to the customer.

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

Cost of Revenue

Cost of revenue includes the costs directly associated with the production of prototypes and certain costs associated with development contracts. Such costs for prototypes include direct materials, direct labor, indirect labor, inventory write downs, warranty expense, and allocation of overhead. Costs associated with development contracts include the direct costs and allocation of overhead costs involved in the execution of the contracts.

Operating Expenses

Research and Development

Our research and development, or R&D efforts are focused primarily on hardware, software, and system engineering related to the design and development of our advanced lidar solutions. R&D expenses include:

•personnel-related expenses, including salaries, benefits, bonuses, and stock-based compensation expense;
•third-party engineering and contractor costs;

•lab equipment;
•engineering parts and test units;
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

General and Administrative

Our general and administrative, or G&A, spending supports all business functions. G&A expenses include:

•personnel-related costs, including salaries, benefits, bonuses, and stock-based compensation expense for executive, finance, legal, human resources, technical support, and other administrative personnel;
•consulting, accounting, audit, legal, and other professional fees;
•insurance premiums, software and computer equipment costs, general office expenses; and
•allocated overhead expenses.

We expect our G&A expenses to increase for the foreseeable future as we support the growth of our business, and as a result of operating as a public company, including additional costs and expenses associated with compliance with the rules and regulations of the SEC, legal, audit, insurance, investor relations, and other administrative and professional services.

Change in Fair Value of Convertible Note, Embedded Derivative Liability, and Warrant Liabilities

Changes in fair value of the convertible note, embedded derivative, and warrant liabilities are the result of the change in fair value at each reporting date. The convertible note, embedded derivative, and warrant liabilities are recorded at fair value for each reporting period, and the changes in fair value are reported as other income (expense) during the period. We have also elected to record interest expense on the 2022 convertible note as changes in fair value. Upon the closing of the Business Combination, the embedded derivative was settled, the pre-combination common stock warrants and Series A preferred stock warrants were net settled and converted to Class A common stock and private placement warrants were acquired.

Interest Income, Interest Expense and Other

Interest income consists primarily of interest earned on our cash, cash equivalents, and marketable securities. These amounts will vary based on our cash and cash equivalents balances and market rates. Interest expense consists primarily of convertible note issuance costs and amortization of premiums on marketable securities, net of accretion discounts.

Upon the closing of the Business Combination, our borrowings were repaid with any remaining debt issuance costs and discounts expensed. The pre-Business Combination convertible notes and accrued interest were settled and converted to Class A common stock. See additional discussion in Note 2 to our consolidated financial statements.

Results of Operations

Comparison of the Years Ended December 31, 2022 and 2021

The results of operations presented below should be reviewed in conjunction with the consolidated financial statements and notes included elsewhere in this report. The following table sets forth our consolidated results of operations data for the years ended December 31, 2022 and 2021 (in thousands, except for percentages):

	Year ended December 31,		Change	Change
	2022	2021	$	%
Prototype sales	$1,743	$1,004	$739	74%
Development contracts	1,904	2,003	(99)	(5)%
Total revenue	3,647	3,007	640	21%
Cost of revenue	8,732	3,637	5,095	140%
Gross loss	(5,085)	(630)	(4,455)	707%
Research and development	37,644	26,543	11,101	42%
Sales and marketing	19,317	10,548	8,769	83%
General and administrative	36,762	25,514	11,248	44%
Total operating expenses	93,723	62,605	31,118	50%
Loss from operations	(98,808)	(63,235)	(35,573)	56%
Change in fair value of convertible note, embedded derivative liability, and warrant liabilities	(14)	223	(237)	(106)%
Gain on PPP loan forgiveness	—	2,297	(2,297)	(100)%
Interest income and other	1,545	561	984	175%
Interest expense and other	(1,379)	(4,857)	3,478	(72)%
Total other income (expense), net	152	(1,776)	1,928	(109)%
Provision for income tax expense	58	—	58	100%
Net loss	$(98,714)	$(65,011)	$(33,703)	52%

Revenue

Prototype Sales

Prototype sales increased by $739, or 74%, to $1,743 for the year ended December 31, 2022 from $1,004 for the year ended December 31, 2021. This increase was primarily due to an increase in 4Sight unit sales.

Development Contracts

Development contracts decreased by $99, or 5%, to $1,904 for the year ended December 31, 2022, from $2,003 for the year ended December 31, 2021. The decrease was primarily due to less revenue recognized in the current year from a large Tier 1 Automotive Supplier contract.

Cost of Revenue

Cost of revenue increased by $5,095, or 140%, to $8,732 for the year ended December 31, 2022, from $3,637 for the year ended December 31, 2021. This increase was primarily due to the cost of revenue associated with the Tier 1 Automotive Supplier contract in the current period, increased prototype sales, and increased labor and warranty costs.

Operating Expenses

Research and Development

Research and development expenses increased by $11,101, or 42%, to $37,644 for the year ended

December 31, 2022, from $26,543 for the year ended December 31, 2021. This increase was primarily driven by increases in stock-based compensation expense of $5,026, personnel costs of $4,804, information technology expense of $780, engineering parts of $757, rent and facilities expense of $953, and travel expense of $377. These increases were offset by decreases in third party research and development work of $1,530.

Sales and Marketing

Total sales and marketing expenses increased by $8,769, or 83%, to $19,317 for the year ended December 31, 2022, from $10,548 for the year ended December 31, 2021. This increase was primarily due to increases in stock-based compensation of $3,315, personnel costs of $2,813, marketing program spend of $973, travel expense of $809, information technology expense of $428, and rent and facilities expense of $306.

General and Administrative

Total general and administrative expenses increased by $11,248, or 44%, to $36,762 for the year ended December 31, 2022, from $25,514 for the year ended December 31, 2021. This increase was primarily due to an increase in stock-based compensation of $5,471, directors' and officers' insurance premium of $2,467, professional accounting and legal fees of $2,387, investor and stock related expenses of $622, and travel expense of $348.

Change in Fair Value of Convertible Note, Embedded Derivative, and Warrant Liabilities

Change in fair value of convertible note, embedded derivative, and warrant liabilities (see Note 3) decreased by $237, or 106%, to $14 for the year ended December 31, 2022, from $223 for the year ended December 31, 2021. This decrease was primarily due to a decrease in the fair values of the warrant liabilities compared to prior period, offset by an increase in fair value of the 2022 convertible note.

Gain on PPP Loan Forgiveness

Gain on PPP loan forgiveness decreased by $2,297, or 100%, for the year ended December 31, 2022. In June 2021 the full principal and interest of the PPP loan was forgiven.

Interest Income and Other

Interest income and other increased by $984, or 175%, to $1,545 for the year ended December 31, 2022, from $561 for the year ended December 31, 2021. This increase was primarily due to the interest earned on our marketable securities of $1,545.

Interest Expense and Other

Interest expense and other decreased by $3,478, or 72%, to $1,379 for the year ended December 31, 2022, from $4,857 for the year ended December 31, 2021. This decrease was primarily due to $2,818 of prior period interest expense not recurring in the current year due to the payoff of the loan balances in the prior year, as well as $1,583 of costs associated with the Tumim Stone Common Stock Purchase Agreement in the prior year which did not recur in the current year. This is offset by $474 in convertible note issuance costs and an increase of $322 in amortization of premiums on marketable securities, net of accretion of discounts, in the current period.

Provision for Income Tax Expense

Provision for income tax expenses increased to $58 for the year ended December 31, 2022, from $0 for the year ended December 31, 2021. This increase is due to changes in pretax income (loss) in the U.S. and certain foreign entities and changes in tax rates.

Net Loss

Net loss increased by $33,703, or 52%, to $98,714 for the year ended December 31, 2022, from $65,011 for the year ended December 31, 2021. This increase was primarily due to an increase in operating expenses.

Liquidity and Capital Resources

Sources of Liquidity

Our capital requirements will depend on many factors, including sales volume, the timing and extent of spending to support R&D efforts, investments in information technology systems, the expansion of sales and marketing activities, and market adoption of new and enhanced products and features. As of December 31, 2022, our cash, cash equivalents, and marketable securities totaled $94.2 million.

To date, our principal sources of liquidity have been proceeds received from the issuance of equity. In December 2021, we entered into a Common Stock Purchase Agreement, or CSPA, with Tumim Stone Capital LLC, or Tumim Stone, pursuant to which we have the right, but not the obligation, to issue and sell to Tumim Stone over a 36-month period up to $125,000 of the Company’s common stock. On May 6, 2022, the Company filed a Registration Statement on Form S-1, which related to the offer and resale of up to 30,865,419 shares of our common stock to be purchased by Tumim Stone, pursuant to the CSPA. As of December 31, 2022, 1,145,000 shares were issued under this CSPA. In September 2022, we entered into a Securities Purchase Agreement, or SPA, with an investor allowing for the sale and issuance of two convertible notes, each with cash proceeds of $10,000, for a total of $20,000 in proceeds between the two issuances (each, a "Note Closing"). On September 15, 2022, we closed the first Note Closing with the investor and received proceeds of $9,850 (net of fees paid to the investor). The second Note Closing may occur, at our option, after the ninetieth (90th) calendar day after the first Note Closing provided that we meet certain equity conditions. Until we can generate sufficient revenue from the sale of our products to cover operating expenses, working capital, and capital expenditures, we expect the funds raised in the Business Combination and PIPE financing, as well as any future funds from the CSPA and SPA, and other potential sources of capital, to fund our near-term cash needs.

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

For the years ended December 31, 2022 and 2021, we had a net loss of $98,714 and $65,011, respectively. We anticipate that we will continue to incur losses for at least the next several years. We expect that our research and development, selling and marketing, and general and administrative expenses will continue to be significant and, as a result, we may need additional capital resources to fund our operations. We believe that the net proceeds from the Business Combination, CSPA, and SPA, together with our existing cash, cash equivalents, and marketable securities will enable us to fund our operating expenses, working capital, and capital expenditure requirements for a period of at least twelve months from the date of this Annual Report on Form 10-K. Our plans for the use of cash in the long-term (beyond twelve months from this Annual Report) are similarly related to funding operating expenses and capital expenditure requirements as we continue to scale the business. For additional information regarding our cash requirements from lease obligations and contractual obligations, see Notes 7 and 21 in the Notes to the Consolidated Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K.

On March 10, 2023, Silicon Valley Bank, or SVB, was closed by the California Department of Financial Protection and Innovation, and the Federal Deposit Insurance Corporation, or FDIC, was appointed as receiver. We have deposit accounts at SVB. The standard deposit insurance amount is up to $250 thousand per depositor, per insured bank, for each account ownership category. As of March 10, 2023, we had approximately $9.6 million in deposit accounts at SVB, of which approximately $2.2 million is held as collateral for a letter of credit under our lease agreements. We do not maintain any other material accounts or lines of credit with SVB. On March 12, 2023, the U.S. Treasury, Federal Reserve, and FDIC announced that SVB depositors will have access to all of their money starting March 13, 2023.

Cash Flow Summary

	Twelve months ended December 31,
	2022	2021
	(in thousands)
Net cash provided by (used in):
Operating activities	$(71,649)	$(55,703)
Investing activities	$68,463	$(151,546)
Financing activities	$8,067	$207,084

Operating Activities

For the year ended December 31, 2022, net cash used in operating activities was $71,649. Factors affecting our operating cash flows during this period were net loss of $98,714, offset by stock-based compensation of $23,959, depreciation and amortization of $1,422, noncash lease expense of $1,338, amortization of premiums on marketable securities, net of change in accrued interest, of $1,086, inventory write-downs of $675, and issuance costs of $474. Within operating activities, the net changes in operating assets and liabilities were cash used of $1,980, primarily driven by increases in inventories and prepaid and other current assets of $2,634 and $1,130, respectively, and decreases in operating lease liabilities and contract liabilities of $1,341 and $1,931, respectively. Cash used was offset by cash provided by decreases in accounts receivable and other noncurrent assets of $3,605 and $527, respectively, and increases in accounts payable of $839.

For the year ended December 31, 2021, net cash used in operating activities was $55,703. Factors affecting our operating cash flows during this period were net loss of $65,011 and gain on PPP loan forgiveness of $2,297, offset by stock-based compensation of $10,018 and depreciation and amortization of $1,014. Within operating activities, the net changes in operating assets and liabilities were cash used of $4,064, primarily driven by increases in prepaids and other current assets of $3,655, accounts receivable of $5,496, and accounts payable of $557.

Investing Activities

For the year ended December 31, 2022, net cash provided by investing activities was $68,463. The primary factors affecting net cash provided by investing activities during this period were proceeds from redemptions and maturities of marketable securities of $96,592, offset by the purchases of available-for-sale debt securities of $23,929 and property and equipment purchases of $4,200.

For the year ended December 31, 2021, net cash used in investing activities was $151,546. The primary factor affecting net cash used in investing activities during this period was the purchase of available-for-sale debt securities of $150,525.

Financing Activities

For the year ended December 31, 2022, net cash provided by financing activities was $8,067. The primary factors affecting our financing cash flows during this period were net proceeds from the issuance of convertible notes of $9,850, proceeds from issuance of common stock under the CSPA of $2,891, and proceeds from the exercise of stock options of $1,174, offset by taxes paid related to the net share settlement of equity awards of $4,621 and payments for convertible note redemptions of $874.

For the year ended December 31, 2021, net cash provided by financing activities was $207,084. The primary factors affecting our financing cash flows during this period were the proceeds from the Business Combination and PIPE financing of $256,811 and proceeds from a bank loan of $10,000, partially offset by transaction costs related to the Business Combination of $52,372 and principal payments on bank loans of $13,333.

Critical Accounting Policies and Estimates

Our consolidated financial statements are in accordance with GAAP. We are required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated financial statements, the reported amounts of revenues and expenses during the reporting periods, fair value measures, and the related disclosures in the consolidated financial statements. Our actual results may differ significantly from these estimates due to changes in judgments, assumptions and conditions as a result of unforeseen events or otherwise, which could have a material impact on our financial position and results of operations. We believe our critical accounting policies involve the greatest degree of judgement and complexity and have the greatest potential impact on our consolidated financial statements.

Revenue

We recognize revenues from R&D and development arrangements with OEMs and suppliers to the OEMs and from the sale of prototype products. Revenue represents the amount of expected consideration we are entitled to receive upon the transfer of promised goods or services in the ordinary course of our activities and is recorded net of sales taxes. We recognize revenue when performance obligations are satisfied by transferring control of a promised good or service to a customer. For performance obligations that are satisfied at a point in time, we also consider the following indicators to assess whether control of a promised good or service is transferred to the customer: (i) right to payment; (ii) transfer of legal title; (iii) physical possession; (iv) significant risks and rewards of ownership; and (v) acceptance of the goods or service. For performance obligations satisfied over time, we recognize revenue over time by measuring the progress toward complete satisfaction of a performance obligation.

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

Recent Accounting Pronouncements

See Note 1 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for recently adopted accounting pronouncements and recently issued accounting pronouncements not yet adopted as of the date of this Annual Report on Form 10-K.

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

Interest Rate Risk

As of December 31, 2022, we had cash, cash equivalents, and marketable securities of $94,199, which consisted primarily of deposits in our bank accounts, money market funds, and marketable securities. Such interest-earning instruments carry a degree of interest rate risk. Our 2022 Convertible Note bears a fixed interest rate, and therefore is not subject to interest rate risk. Our investment policy is focused on the preservation of capital and supporting our liquidity needs. We invest in highly rated securities, while limiting the amount of credit exposure to any one issuer other than the U.S. government. A hypothetical 10% change in interest rates would not have a material impact on our financial condition or results of operations due to the short-term nature of our cash, cash equivalents and marketable securities.

Credit Risk

Our concentration of credit risk is determined by evaluating each customer and each vendor that accounts for more than 10% of our accounts receivable and accounts payable, respectively. As of December 31, 2022, there were four customers each accounting for 10% or more of our accounts receivable and two vendors each accounting for 10% or more of our accounts payable.

We perform credit evaluations as needed and generally do not require collateral for our customers. We analyze accounts receivable, historical percentages of uncollectible accounts, and changes in payment history when evaluating the adequacy of the allowance for doubtful accounts for potential credit losses on customers’ accounts. At December 31, 2022 and 2021, we did not have write-offs and did not record an allowance for doubtful accounts on the consolidated balance sheets.

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

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of AEye, Inc. and subsidiaries (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of operations and comprehensive loss, stockholders’ equity (deficit), and cash flows for each of the two years in the period ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ DELOITTE & TOUCHE LLP

San Francisco, California

March 15, 2023

We have served as the Company’s auditor since 2018.

AEYE, INC. CONSOLIDATED BALANCE SHEETS (In thousands, except share and par value)
	As of December 31,
	2022	2021
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$19,064	$14,183
Marketable securities	75,135	149,824
Accounts receivable, net	617	4,222
Inventories, net	4,553	4,085
Prepaid and other current assets	6,181	5,051
Total current assets	105,550	177,365
Right-of-use assets	15,502	—
Property and equipment, net	7,665	5,129
Restricted cash	2,150	2,150
Other noncurrent assets	2,473	1,509
Total assets	$133,340	$186,153

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	3,218	$2,542
Accrued expenses and other current liabilities	9,764	8,739
Contract liabilities	987	2,287
Convertible notes	8,594	—
Total current liabilities	22,563	13,568
Operating lease liabilities, noncurrent	16,681	—
Deferred rent, noncurrent	—	3,032
Other noncurrent liabilities	126	786
Total liabilities	39,370	17,386
COMMITMENTS AND CONTINGENCIES (Note 21)
STOCKHOLDERS’ EQUITY:
Preferred stock—$0.0001 par value: 1,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock—$0.0001 par value: 300,000,000 shares authorized; 163,099,124 and 155,137,237 shares issued and outstanding at December 31, 2022 and 2021	16	16
Additional paid-in capital	345,742	320,937
Accumulated other comprehensive loss	(1,279)	(391)
Accumulated deficit	(250,509)	(151,795)
Total stockholders’ equity	93,970	168,767
Total liabilities and stockholders’ equity	$133,340	$186,153
The accompanying notes are an integral part of these consolidated financial statements.

AEYE, INC. CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (In thousands, except share and per share data)
	Twelve Months Ended December 31,
	2022	2021
REVENUE:
Prototype sales	$1,743	$1,004
Development contracts	1,904	2,003
Total revenue	3,647	3,007
Cost of revenue	8,732	3,637
Gross loss	(5,085)	(630)
OPERATING EXPENSES:
Research and development	37,644	26,543
Sales and marketing	19,317	10,548
General and administrative	36,762	25,514
Total operating expenses	93,723	62,605
LOSS FROM OPERATIONS	(98,808)	(63,235)
OTHER INCOME (EXPENSE):
Change in fair value of convertible note, embedded derivative liability, and warrant liabilities	(14)	223
Gain on PPP loan forgiveness	—	2,297
Interest income and other	1,545	561
Interest expense and other	(1,379)	(4,857)
Total other income (expense), net	152	(1,776)
Provision for income tax expense	58	—
Net loss	$(98,714)	$(65,011)
Change in net unrealized loss on available-for-sale securities, net of tax	(940)	(391)
Change in fair value due to instrument-specific credit risk, net of tax	(25)	—
Net losses reclassified into income during the period, net of tax	77	—
Comprehensive loss	$(99,602)	$(65,402)
PER SHARE DATA
Net loss per common share (basic and diluted)	$(0.63)	$(0.60)
Weighted average common shares outstanding (basic and diluted)	157,368,707	109,055,894

The accompanying notes are an integral part of these consolidated financial statements.

AEYE, INC. CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) (In thousands, except share data)
	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
BALANCE—December 31, 2021	—	$—	155,137,237	$16	$320,937	$(391)	$(151,795)	$168,767
Stock-based compensation	—	—	—	—	23,959	—	—	23,959
Issuance of common stock upon exercise of stock options	—	—	3,219,957	—	1,174	—	—	1,174
Issuance of common stock upon vesting of restricted stock units	—	—	3,908,031	—	—	—	—	—
Taxes related to net share settlement of equity awards	—	—	(1,340,810)	—	(3,790)	—	—	(3,790)
Issuance of common stock under the Common Stock Purchase Agreement	—	—	1,145,000	—	2,891	—	—	2,891
Transaction costs related to the Common Stock Purchase Agreement	—	—	—	—	(29)	—	—	(29)
Issuance of common stock upon exercise of public warrants	—	—	10	—	—	—	—	—
Conversions of convertible note into common stock	—	—	1,029,699	—	600	—	—	600
Other comprehensive loss, net of tax	—	—	—	—	—	(888)	—	(888)
Net loss	—	—	—	—	—	—	(98,714)	(98,714)
BALANCE—December 31, 2022	—	—	163,099,124	16	$345,742	$(1,279)	$(250,509)	$93,970

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
BALANCE—December 31, 2020 (as previously reported)	16,383,725	$62,639	10,838,010	$—	$5,920	$—	$(86,784)	$(18,225)
Retroactive application of recapitalization (Note 2)	(16,383,725)	(62,639)	90,448,635	10	62,629	—	—	—
Balance as of December 31, 2020, as adjusted (Note 2)	—	—	101,286,645	10	68,549	—	(86,784)	(18,225)
Stock based compensation	—	—	—	—	10,018	—	—	10,018
Issuance of common stock upon exercise of stock options	—	—	312,037	—	150	—	—	150
Conversion of convertible notes and accrued interest into Class A common stock	—	—	20,778,097	2	39,093	—	—	39,095
Business combination and PIPE financing	—	—	31,894,635	3	256,808	—	—	256,811
Transaction costs related to Business Combination and PIPE financing	—	—	—	—	(52,661)	—	—	(52,661)
Net settlement of common stock and Series A preferred stock warrants	—	—	240,806	—	—	—	—	—
Assumption of the private placement warrant liability in connection with Business Combination	—	—	—	—	(268)	—	—	(268)
Commitment shares for Common Stock Purchase Agreement	—	—	302,634	—	1,583	—	—	1,583
Repurchase of stock options	—	—	—	—	(1,500)	—	—	(1,500)
Issuance of common stock upon vesting of restricted stock units	—	—	448,604	1	—	—	—	1
Taxes related to net share settlement of equity awards	—	—	(126,221)	—	(835)	—	—	(835)
Unrealized loss on available-for-sale debt securities	—	—	—	—	—	(391)	—	(391)
Net Loss	—	—	—	—	—	—	(65,011)	(65,011)
BALANCE—December 31, 2021	—	—	155,137,237	16	$320,937	$(391)	$(151,795)	$168,767

The accompanying notes are an integral part of these consolidated financial statements.

AEYE, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands)
	Twelve months ended December 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(98,714)	$(65,011)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,422	1,014
Noncash lease expense relating to operating lease right-of-use assets	1,338	—
Noncash common stock purchase agreement costs	—	1,583
Inventory write-downs, net of scrapped inventory	675	1,203
Change in fair value of convertible note, embedded derivative liability, and warrant liabilities	14	(223)
Noncash gain on PPP loan forgiveness	—	(2,297)
Stock-based compensation	23,959	10,018
Convertible note issuance costs	474	—
Amortization of debt issuance costs	—	725
Amortization of debt discount	—	752
Realized loss on redemption of marketable securities	77	—
Amortization of premiums on marketable securities, net of change in accrued interest	1,086	310
Other	—	287
Changes in operating assets and liabilities:
Accounts receivable, net	3,605	(4,066)
Inventories, current and noncurrent, net	(2,634)	(2,633)
Prepaid and other current assets	(1,130)	(3,655)
Other noncurrent assets	527	(1,483)
Accounts payable	839	557
Accrued expenses and other current liabilities	85	5,496
Operating lease liabilities	(1,341)	—
Deferred rent	—	(538)
Contract liabilities	(1,931)	2,258
Net cash used in operating activities	(71,649)	(55,703)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(4,200)	(1,021)
Proceeds from redemptions and maturities of marketable securities	96,592	—
Purchase of available-for-sale securities	(23,929)	(150,525)
Net cash provided by (used in) investing activities	68,463	(151,546)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	1,174	150
Proceeds from Business Combination and PIPE financing	—	256,811
Transaction costs related to Business Combination and PIPE financing	—	(52,372)
Proceeds from the issuance of convertible notes	9,850	8,045
Payments for convertible note redemptions	(874)	—
Payment of 2022 convertible note issuance costs	(324)	—
Proceeds from bank loan	—	10,000
Principal payments on bank loans	—	(13,333)
Payment of debt issuance costs	—	(717)
Taxes paid related to the net share settlement of equity awards	(4,621)	—
Repurchase of stock options	—	(1,500)
Proceeds from issuance of common stock under the Common Stock Purchase Agreement	2,891	—
Payment of transaction costs related to the Common Stock Purchase Agreement	(29)	—
Net cash provided by financing activities	8,067	207,084
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	4,881	(165)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH—Beginning of period	16,333	16,498
CASH, CASH EQUIVALENTS AND RESTRICTED CASH—Ending	$21,214	$16,333
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$133	$358
Cash paid for income taxes	20	—
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Purchases of property and equipment included in accounts payable and accrued liabilities	28	270
Operating lease right-of-use assets obtained in exchange for lease obligations upon adoption of ASC 842	16,284	—
Conversion of Series A and Series B preferred stock into Class A common stock	—	62,639
Conversion of convertible notes and accrued interest into Class A common stock	600	39,095
Operating lease right-of-use assets obtained in exchange for lease obligations	556	—
Taxes related to net share settlement of equity awards included in accrued liabilities	4	835
Assumption of the private placement warrant liability in connection with Business Combination	—	268
Transaction costs paid in 2020, previously recorded to other non-current assets and reclassified to additional paid-in capital in 2021	—	289

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

The Company has funded its operations primarily through the Business Combination and issuances of stock. As of December 31, 2022, the Company’s existing sources of liquidity included cash, cash equivalents and marketable securities of $94.2 million. The Company has incurred losses and negative cash flows from operations. As the Company incurs additional losses in the future, it may need to raise additional capital through issuances of equity and debt. However, management believes that the Company’s existing sources of liquidity are adequate to fund its operations for at least the next 12 months.

Reclassification of Prior Year Presentation

Certain prior year amounts have been reclassified for consistency with the current year presentation. Advances to suppliers has been broken out from Other within Footnote 6, Prepaid and other current assets. Amortization of premiums on marketable securities, net within Footnote 13, Interest Expense and Other is now presented as Amortization of premiums on marketable securities, net of accretion and discounts.

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

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant items subject to such estimates and assumptions include investments, fair value of the 2022 convertible note, embedded derivative and warrant liabilities, and stock-based compensation.

Segment Reporting

The Company manages its business on the basis of one reportable and operating segment. Operating segments are defined as components of an enterprise with separate financial information, and are evaluated regularly by the chief operating decision maker, which is the Company's Chief Executive Officer (“CEO”). The CEO decides how to allocate resources and assesses the Company’s performance based upon consolidated financial information. All of the Company's sales were made to customers (in USD) located in the U.S., Europe, and Asia through AEye, Inc. Of the $7,665 of net property and equipment as of December 31, 2022, $7,207 is located in the United States, $108 is located in Europe, and $350 is located in Asia.

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

Restricted Cash

Restricted cash of $2,150 and $2,150 as of December 31, 2022 and 2021, respectively consists of funds that are contractually restricted as to usage or withdrawal due to a contractual agreement. The Company has a letter of credit to the amount of $2,150 with Silicon Valley Bank as security for the payment of rent on its headquarters in Dublin, CA which require lease payments through 2026.

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

The Company’s concentration of risk related to accounts receivable and accounts payable was determined by evaluating the number of customers and vendors accounting for 10% or more of accounts receivable (“AR”) and accounts payable (“AP”). As of December 31, 2022, AEye had four customers, each accounting for 10% or more of AR and two vendors, each accounting for 10% or more of AP. As of December 31, 2021, AEye had one customer accounting for 10% or more of AR and two vendors accounting for 10% or more of AP. During the years ended December 31, 2022 and 2021, the Company did not have any write offs of accounts receivable and at December 31, 2022 and 2021, did not record an allowance for doubtful accounts as all accounts receivable amounts were expected to be collected.

For the years ended December 31, 2022 and 2021, revenue from the Company’s major customers representing 10% or more of total revenue was as follows:

	Twelve months ended December 31,
	2022	2021
Customer A	51%	55%
Customer B	13%	*
Customer C	10%	*
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

If necessary, accounts receivable are reduced by an allowance for doubtful accounts, which is the Company’s best estimate of the amount of credit losses inherent in its existing accounts receivable. The Company reviews the need for an allowance for doubtful accounts quarterly based on historical experience with each customer and the specifics of each arrangement. During the years ended December 31, 2022 and 2021, the Company did not have any write-offs and at December 31, 2022 and 2021 did not record an allowance for doubtful accounts as all accounts receivable amounts are expected to be collected.

Inventories, net

Inventories consist of raw materials, work in progress, and finished goods. Inventories are stated at the lower of cost and net realizable value and costs are computed under the standard cost method. Inventories that are not expected to be consumed in the next 12 months are classified within Other noncurrent assets. Prototype inventory cost consists of the associated raw material, direct labor, indirect labor and other overhead costs. The Company evaluates the need for inventory write-downs associated with obsolete, slow moving, and non-sellable inventory by reviewing estimated net realizable values on a periodic basis and records a provision for excess and obsolete inventory to adjust the carrying value of inventory as needed. The Company's inventory as of December 31, 2022 and 2021 was written down by $833 and $1,122, respectively, in order to record inventory at its estimated net realizable value.

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

Property and Equipment, net

Property and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which range from 2 to7 years. Leasehold improvements are amortized over the shorter of the lease term or expected useful life of the improvements. Construction in progress is the construction or development of property and equipment that have not yet been placed in service. Maintenance and repairs are charged to expense as incurred, and improvements are capitalized. When assets are retired or otherwise disposed of, the cost and accumulated depreciation and amortization are removed from the consolidated balance sheet and any resulting gain or loss is reflected in the consolidated statements of operations and comprehensive loss in the period realized.

Impairment of Long-Lived Assets

The Company evaluates its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. There are no impairment charges recorded in the consolidated statements of operations and comprehensive loss for the years ended December 31, 2022 and 2021.

Warrant Liability

The company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant's specific terms and applicable authoritative guidance. The warrants assumed in connection with the 2022 convertible note are accounted for in accordance with ASC 815-40, Derivatives and Hedging—Contracts in Entity’s Own Equity, under which the warrants do not meet the criteria for equity treatment and must be recorded as liabilities. The Private Placement Warrants issued in connection with the IPO are classified as liabilities. The Company adjusts the warrants to fair value at each reporting period. The warrant liabilities are subject to remeasurement at each balance sheet date until exercised, and any change in fair value is recognized in the consolidated statements of operations.

Leases

The Company determines if an arrangement is or contains a lease at inception. The Company evaluates the classification of leases at commencement, and, as necessary, at modification. Operating leases, consisting of office leases, are included in Right-of-use ("ROU") assets, Accrued expenses and other current liabilities, and Operating lease liabilities, noncurrent, on the Company's consolidated balance sheets. The Company did not have any finance leases as of December 31, 2022 and December 31, 2021. ROU assets represent the Company's right to an underlying asset for the lease term, and lease liabilities represent the Company's obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. The operating lease ROU asset also includes any lease payments made prior to lease commencement and initial direct costs and excludes lease incentives. Variable lease payments not dependent on an index or a rate are expensed as incurred and are not included within the ROU asset and lease liability calculation. Variable lease payments primarily include reimbursements of costs incurred by lessors for common area maintenance and utilities. As most of the Company's leases do not include an implicit rate, the Company uses the incremental borrowing rate based on the estimated rate of interest for collateralized borrowing over a similar term of the lease payments at commencement date in determining the present value of future payments. The incremental borrowing rate is a hypothetical rate based on the Company's understanding of what its credit rating would be for a secured borrowing when the lease was executed. The Company's lease term includes the noncancelable period, any rent-free periods provided by the lessor, and options to extend or terminate the lease when it is reasonably certain that it will exercise that option. At lease inception, and in subsequent periods as necessary, the Company estimates the lease term based on its assessment of extension and termination options that are reasonably certain to be exercised. Operating lease expense for lease payments is recognized on a straight-line basis over the lease term and is included in operating expenses on the consolidated statements of operations and comprehensive loss. The Company elected to exclude from its balance sheets recognition of leases having a term of 12 months or less (short-term leases) and elected to not separate lease components and non-lease components for its long-term real estate leases.

Convertible Notes

The Company elected to early adopt Accounting Standards Update (“ASU”) 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”). The Company has elected to apply the fair value measurement option to the 2022 convertible note on the date that the Company first recognized the convertible note on September 15, 2022. The Company acknowledges that its election to apply the fair value option is irrevocable. The Company recognized costs incurred upon issuance of the 2022 convertible note as an expense in its consolidated income statement for the twelve months ended December 31, 2022. The 2022 convertible note is classified and presented as a current liability on the Consolidated Balance Sheet as of December 31, 2022. Changes in fair value are recorded in the consolidated statements of operations and changes in fair value related to credit risk are recorded in other comprehensive loss. The Company reports interest expense, including accrued interest, related to this convertible debt under the fair value option, within the change in fair value of convertible notes in the consolidated statement of operations.

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

Revenue from the sale of prototypes is generally recognized at a point in time when control of the goods is transferred. Certain prototype sales contracts include services to install and commission or customize the prototypes for customers. Revenues from these services are categorized as prototype revenue and recognized either over time as the services are being performed, or at a point in time, depending on the nature of the services and whether the criteria for recording revenue over time are met in accordance with ASC 606.

Revenue from development arrangements is either recognized at a point in time or over time depending on the performance obligations in the contract. For performance obligations that are satisfied over time, such as services which require engineering and development based on customer requirements, the Company recognizes revenue using an input method based on contract costs incurred to date compared to total estimated contract costs.

See Note 18, Revenue, for additional information related to the application of ASC 606 to the Company’s primary revenue streams.

Sales taxes collected from customers and remitted to governmental authorities are accounted for on a net basis and therefore are excluded from revenues in the consolidated statements of operations and comprehensive loss.

Arrangements with Multiple Performance Obligations

When a contract involves multiple performance obligations, the Company accounts for individual products and services separately if the customer can benefit from the product or service on its own or with other resources that are readily available to the customer and the product or service is separately identifiable from other promises in the arrangement. The consideration is allocated between separate performance obligations in proportion to their estimated standalone selling price (SSP). The SSP reflects the price the Company would charge for a specific product or service if it were sold separately in similar circumstances and to similar customers. If the selling price is not directly observable, the Company determines SSP using information that may include other observable inputs, such as the cost plus margin approach, to estimate SSP. In instances where SSP is not directly observable, the Company determines SSP using information that may include other observable inputs such as expected costs plus margin, or uses the residual approach for performance obligations whose SSP is highly variable or uncertain.

The Company provides standard product warranties for a term of typically one year to ensure that its products comply with agreed-upon specifications. Standard warranties are considered to be assurance type warranties and are not accounted for as separate performance obligations. Estimated future warranty costs are accrued and charged to cost of sales in the period that the related revenue is recognized. These estimates are based on historical warranty experience and any known or expected changes in warranty exposure, such as trends of product reliability and costs of repairing and replacing defective products. The Company assesses the adequacy of its recorded warranty liabilities on a quarterly basis and adjusts the amounts as necessary. Warranty costs are included within accrued expenses and other liabilities on the consolidated balance sheets. Refer to Note 10 for further information on warranty reserve amounts.

Other Policies, Judgments and Practical Expedients

Contract assets and liabilities. Contract assets primarily represent revenues recognized for performance obligations that have been satisfied but for which amounts have not been billed. The Company did not have any contract assets as of December 31, 2022. Contract liabilities relate to deferred revenue. Deferred revenue consists of amounts that have been invoiced and/or cash received but for which revenue has not been earned. This generally includes unrecognized revenue balances for development arrangements. Deferred revenue that will be realized during the succeeding 12-month period is recorded within current liabilities and the remaining deferred revenue is recorded as noncurrent liabilities.

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

Stock-Based Compensation

The Company accounts for stock-based compensation by measuring and recognizing compensation expense for all share-based awards based on estimated grant-date fair values. The Company uses the straight-line attribution method to allocate compensation cost to reporting periods over each awardee’s requisite service period, which is generally the vesting period of the award. The Company measures nonemployee awards at the date of grant, which generally is the date at which a grantor and a grantee reach a mutual understanding of the key terms and conditions of a share-based payment award. The Company’s policy is to recognize the effect of forfeitures in the period they occur. The grant-date fair value of the restricted stock units, or “RSUs,” is equal to the fair market value of the Company’s common stock on the grant date. The grant-date fair value for stock options and stock purchase rights under the employee stock purchase plan ("ESPP") is estimated using the Black-Scholes option-pricing model. The Black-Scholes option-pricing model requires the input of subjective assumptions, including the option’s expected term and the price volatility of the underlying stock.

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

The Company recognizes interest and penalties related to unrecognized tax benefits on the income tax expense line in the accompanying consolidated statements of operations and comprehensive loss. Accrued interest and penalties are included on the related tax liability line in the consolidated balance sheets. As of and for the year ended December 31, 2022 and 2021 there were no interest or penalties recorded.

Net Loss per Share

Basic net loss per share is computed using net loss available to common stockholders divided by the weighted average number of common shares outstanding during the period. Diluted net loss per share reflects the dilutive effects of stock options, restricted stock units, preferred stock, stock to be issued under the ESPP, convertible notes, and warrants outstanding during the period to the extent such securities would not be anti-dilutive and is determined using the if-converted and treasury stock methods.

The Company calculates weighted average number of common shares outstanding during the period using the Company’s Class A common stock outstanding. As the merger has been accounted for as a reverse capitalization, the consolidated financial statements of the merged entity reflects the continuation of the pre-merger AEye Technologies financial statements, which has been retroactively adjusted to the earliest period presented to reflect the legal capital of the legal acquirer, CF III. As a result, net loss per share was also restated for periods ended prior to the Business Combination. See Note 2 for details on this recapitalization and Note 16 for the retroactive restatement of net loss per share.

Basic and diluted net loss per share attributable to common stockholders was the same for all periods presented as the inclusion of all potentially dilutive securities outstanding was anti-dilutive, as AEye is currently operating in a net loss position.

Comprehensive Loss

Comprehensive loss includes all changes in equity (net assets) from non-owner sources during a period, changes in fair value due to instrument-specific credit risk, and net unrealized gains (losses) on available-for-sale debt securities.

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

The Company adopted the new standard on January 1, 2022 using the Effective Date Method. Upon adoption, the Company recorded net ROU assets and lease liabilities totaling approximately $16,284 and $19,921, respectively, and a reversal of deferred rent of $3,032; there were no cumulative effect adjustments as of January 1, 2022. The standard did not have a material effect on the Company's consolidated statements of operations and comprehensive loss and the consolidated statement of cash flows. The Company elected the transition practical expedient package which, among other things, allows the carryforward of historical lease classifications. The Company will continue to apply Topic 840 prior to January 1, 2022, including Topic 840 disclosure requirements, in the comparative periods presented. The company did not elect to apply the hindsight practical expedient, which permits entities to use hindsight in determining the lease term and assessing impairment of right-of-use assets.

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

In August 2020, the FASB issued ASU 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity's Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity's Own Equity, which simplifies the guidance on accounting for convertible debt instruments by removing the separation models for: (1) convertible debt with a cash conversion feature; and (2) convertible instruments with a beneficial conversion feature. Also, ASU 2020-06 requires the application of the if-converted method for calculating diluted earnings per share and the treasury stock method will be no longer available. The provisions of ASU 2020-06 are applicable for fiscal years beginning after December 15, 2023 for smaller reporting companies, with early adoption permitted no earlier than fiscal years beginning after December 15, 2020. The Company adopted this standard using the modified retrospective method, effective January 1, 2022, and the Company's adoption did not have a material impact on the consolidated financial statements.

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

Immediately prior to the closing of the Business Combination, all outstanding principal and unpaid accrued interest of the 2020 Notes were ultimately converted into 5,584,308 shares of AEye Technologies’ common stock and subsequently converted to Class A common stock of the Company (see Note 14). Separately, each issued and outstanding share of AEye Technologies’ 16,383,725 redeemable convertible preferred stock was converted into shares of AEye Technologies’ common stock based on a one-to-one ratio. The consolidated financial statements are accounted for with a retrospective application of the Business Combination that results in 16,383,725 shares of redeemable convertible preferred stock converting into common stock of the Company. Upon the closing of the Business Combination, each share of AEye Technologies common stock issued and outstanding was canceled and converted into the right to receive 3.7208 shares of CF III’s common stock (the “Per Share Merger Consideration”).

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

The Company’s financial assets and liabilities measured at fair value on a recurring basis and the level of inputs used for such measurements were as follows (in thousands):

	Fair Value Measured as of December 31, 2022 Using:
	Adjusted Cost	Unrealized losses	Fair Value	Cash and Cash Equivalent	Marketable Securities
Assets
Level 1
Money market funds	$14,253	$—	$14,253	$14,253	$—
Level 2
Asset-backed securities	$3,507	$(119)	$3,388	$—	$3,388
Corporate bonds	22,139	(240)	21,899	—	21,899
Commercial paper	20,760	—	20,760	—	20,760
U.S. Government securities	29,983	(895)	29,088	—	29,088
Total financial assets	$90,642	$(1,254)	$89,388	$14,253	$75,135
Liabilities
Level 2
Private placement warrant liability	$—	$—	$7	$—	$—
Level 3
Convertible notes	—	—	8,594	—	—
Derivative warrant liability	—	—	119	—	—
Total financial liabilities	$—	$—	$9,200	$—	$—

	Fair Value Measured as of December 31, 2021 Using:
	Adjusted Cost	Unrealized losses	Fair Value	Cash and Cash Equivalent	Marketable Securities
Assets
Level 1
Money market funds	$4,863	$—	$4,863	$4,863	$—
Level 2
Asset-backed securities	$26,491	$(68)	$26,423	$—	$26,423
Corporate bonds	48,643	(150)	48,493	—	48,493
Commercial paper	45,145	—	45,145	—	45,145
U.S. Government securities	29,936	(173)	29,763	—	29,763
Total financial assets	$155,078	$(391)	$154,687	$4,863	$149,824
Liabilities
Level 2
Private placement warrant liability	$—	$—	$155	$—	$—
Total financial liabilities	$—	$—	$155	$—	$—

As of December 31, 2022, the Company’s financial assets and liabilities subject to fair value procedures were comprised of the following:

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

2022 Convertible Note: On September 15, 2022, the Company entered into a convertible note agreement with a face value of $10,500,000 (the "2022 Note"). The Company elected the fair value option to account for the 2022 Note. The fair value estimate of the 2022 Note was based on a binomial lattice model, which represents Level 3 measurements. Significant assumptions include the discount rate used in the model, remaining term, stock price, and volatility. The discount rate is derived from the estimated credit spread and the risk-free interest rate, which is based on interpolated U.S. Treasury rates, commensurate with a similar term to the Note. The remaining term is calculated as the remaining contractual term of the Note. The stock price is based on the publicly traded price of our Common Stock as of the measurement date. The Company estimated the volatility for the Note based on the historical and implied volatilities of the Company's publicly traded common stock under the symbol "LIDR." The changes in fair value are recognized in other income (expense) for each reporting period. Refer to Note 12 for details of the terms and conditions of the 2022 Note.

Derivative Warrant Liability: The Company’s derivative warrant liability includes the warrants that were issued by the Company as part of the 2022 Note. The warrants are recorded on the consolidated balance sheets at fair value. The fair value is based on unobservable inputs, which represent Level 3 measurements within the fair value hierarchy. The fair value estimate of the warrants was based on a Monte-Carlo simulation model. Inherent in a Monte-Carlo simulation model are assumptions related to price, volatility, risk-free interest rate, term to expiration, and dividend yield. The price is based on the publicly traded price of our Common Stock as of the measurement date. The Company estimated the volatility for the warrants based on the historical and implied volatilities of the Company's publicly traded common stock under the symbol "LIDR." The risk-free interest rate is based on interpolated U.S. Treasury rates, commensurate with a similar term to the warrants. The term to expiration was calculated as the contractual term of the warrants of 4 years. Finally, the Company does not anticipate paying a dividend. Any changes in these assumptions can change the valuation significantly. Changes in fair value are recognized in other income (expense) for each reporting period. Derivative Warrant Liability is included within other noncurrent liabilities on the consolidated balance sheets.

Private Placement Warrant Liability: The Private Placement Warrants are recorded on the consolidated balance sheets at fair value. The fair value is based on observable Level 2 inputs, specifically, the observable input of AEye public warrants traded under the symbol "LIDRW". Any changes in the fair value of the liability are reflected in other income (expense), net, on the consolidated statements of operations and comprehensive loss. Private Placement Warrant liability is included within other noncurrent liabilities on the consolidated balance sheets.

For the years ended December 31, 2022 and 2021, there were no transfers between Level 1 and Level 2 inputs.

The following table presents a summary of the changes in fair value of the Company’s Level 3 financial instruments for the year ended December 31, 2022:

	2022 Convertible Note	Derivative Warrant Liability	Total
Balance at December 31, 2021	$—	$—	$—
Additions	9,512	488	10,000
Payments or conversions	(1,474)	—	(1,474)
Change in fair value included in other income (expense)	531	(369)	162
Change in fair value due to instrument specific credit risk included in other comprehensive income	25	—	25
Balance at December 31, 2022	$8,594	$119	$8,713

The key inputs into the binomial-lattice model for the convertible note valued at December 31, 2022 are as follows:

December 31, 2022
Remaining term (years)	1.2
Expected volatility	90.4%
Risk-free interest rate	4.6%
Dividend yield	—%
Estimated credit spread	37.7%

The key inputs into the Monte-Carlo simulation model for the derivative warrant liability valued at December 31, 2022 are as follows:

December 31, 2022
Expected term (years)	3.7
Expected volatility	90.4%
Risk-free interest rate	4.1%
Dividend yield	—%
Exercise price	$3.50

If factors or assumptions change, the estimated fair values could be materially different. The value of the Company’s derivative warrant liability would increase if a higher risk-free interest rate was used, and would decrease if a lower risk-free interest rate was used. Similarly, a higher volatility assumption would increase the value of the liability, and a lower volatility assumption would decrease the value of the liability. The value of the Company's convertible note liability would increase if a lower discount rate was used, and would decrease if a higher discount rate was used.

4.CASH, CASH EQUIVALENTS, AND RESTRICTED CASH

Cash, cash equivalents (which consists entirely of money market funds) and restricted cash as of December 31, 2022 and 2021 were as follows (in thousands):

	As of December 31,
	2022	2021
Cash and cash equivalents	$19,064	$14,183
Restricted cash	2,150	2,150
Total cash, cash equivalents, and restricted cash	$21,214	$16,333

5.INVENTORIES

Inventory, net of write-downs, as of December 31, 2022 and 2021 were as follows (in thousands):

	As of December 31,
	2022	2021
Raw materials	$2,022	$1,544
Work in-process	2,484	2,447
Finished goods	47	94
Total inventory, net	$4,553	$4,085

The Company also had $1,491 and $0 of non-current inventory (raw materials) classified within Other noncurrent assets on the consolidated balance sheet as of December 31, 2022 and December 31, 2021, respectively.

6.PREPAID AND OTHER CURRENT ASSETS

Prepaid and other current assets as of December 31, 2022 and 2021 were as follows (in thousands):

	As of December 31,
	2022	2021
Prepaid expenses	$4,203	$3,980
Demonstration units	281	224
Advances to suppliers	984	745
Other	713	102
Total prepaid and other current assets	$6,181	$5,051

7.LEASES

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

The components of operating lease expenses for the twelve months ended December 31, 2022 were as follows (in thousands):

Twelve months ended
December 31, 2022
Operating lease cost	$2,382
Variable lease cost	241
Total operating lease cost	$2,623

Supplemental cash flow information for the twelve months ended December 31, 2022 were as follows (in thousands):

December 31, 2022
Cash paid for operating leases included in operating cash flows	$(1,341)

Supplemental balance sheet information related to operating leases was as follows (in thousands):

December 31, 2022

Operating lease right-of-use assets	$15,502

Operating lease liabilities:
Operating lease liabilities, current	$2,455
Operating lease liabilities, non-current	16,681
Total operating lease liabilities	$19,136

December 31, 2022
Weighted average remaining lease term (in years)	9.26
Weighted average discount rate	5.35%

Maturities of lease liabilities were as follows (in thousands).

Years ended - December 31:
2023	$2,516
2024	2,570
2025	2,583
2026	2,660
2027	2,701
Thereafter	11,116
Total lease payments	24,146
Less amount to discount to present value	(5,010)
Present value of lease liabilities	$19,136

Disclosures under ASC 840, Leases

The company recognizes rent expense on a straight-line basis over the lease period. Rent expense is principally the leased office space and was $1,876 within operating expenses in the consolidated statements of operations and comprehensive loss for the twelve months ended December 31, 2021. Deferred rent liabilities, including unamortized leasehold improvement incentives was $3,637 as of December 31, 2021 within the consolidated balance sheet.

Future minimum payments as of December 31, 2021 under the noncancellable operating leases are as follows (in thousands):

Operating Leases
Years ended:
2022	2,393
2023	2,341
2024	2,412
2025	2,484
2026 and after	2,340
Total minimum lease payments	11,970

8.PROPERTY AND EQUIPMENT, NET

Property and equipment, net as of December 31, 2022 and 2021 consists of the following (in thousands):

	As of December 31,
	2022	2021
Machinery and equipment	$2,528	$1,444
Computers, software and related equipment	432	268
Office furniture and equipment	651	341
Vehicles	846	342
Leasehold improvements	4,830	4,725
Construction in progress	1,401	213
Total property and equipment	10,688	7,333
Less accumulated depreciation and amortization	(3,023)	(2,204)
Property and equipment, net	$7,665	$5,129

Depreciation and amortization expense related to property and equipment amounted to $1,422 and $1,014 recognized within research and development, sales and marketing, and general and administrative expenses within the consolidated statements of operations and comprehensive loss for the years ended December 31, 2022 and 2021. $604 of property and equipment was disposed in the year ended December 31, 2022. Disposals of property and equipment were not material the year ended December 31, 2021.

9.OTHER NONCURRENT ASSETS

Other noncurrent assets as of December 31, 2022 and 2021 were as follows (in thousands):

	As of December 31,
	2022	2021
Non-current inventory	$1,491	$—
Long-term prepaid expenses	901	1,376
Security deposits	81	133
Total other noncurrent assets	$2,473	$1,509

10.ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities as of December 31, 2022 and 2021 were as follows (in thousands):

	As of December 31,
	2022	2021
Accrued purchases and other	$4,092	$1,947
Operating lease liabilities - current	2,455	—
Accrued bonuses	1,022	3,408
Accrued payroll	1,148	957
Accrued payroll taxes	526	1,547
Warranty reserve	480	275
Income tax payable	41	—
Deferred rent - current	—	605
Total accrued expenses and other current liabilities	$9,764	$8,739

11.BORROWINGS

Silicon Valley Bank Financing Facility

On April 26, 2021, the Company entered into a loan and security agreement (the “Loan Agreement”) with an affiliate of Silicon Valley Bank (“SVB” or the “Lender”) in connection with the non-binding term sheet for a financing facility of up to $10,000 entered into on March 18, 2021. Under the Loan Agreement, the Lender was obligated to make a term loan advance to the Company of $4,000. Subject to the terms and conditions of the Loan Agreement and, upon the Company’s request, the Lender was obligated to make one term loan advance to the Company of $6,000. The interest rate on the term loan advance is calculated at 8% per annum and payable monthly, in arrears. Upon entering the Loan Agreement, $4,000 was drawn. On May 13, 2021, the additional $6,000 was drawn. The balance of $10,540 for the financing facility, including interest, was repaid on August 20, 2021.

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

Paycheck Protection Program (PPP) Loan

On June 19, 2021, the Company received notice of the Paycheck Protection Program (PPP) forgiveness payment made to SVB by the Small Business Administration in the amount of $2,270 in principal and $27 in interest. This amount represents the forgiveness of the total PPP loan the Company received in 2020 under the PPP Loan provisions of the Coronavirus Aid, Relief and Economic Security (CARES) Act.

As of December 31, 2022 and 2021, there were no borrowings outstanding.

12.CONVERTIBLE NOTES

2020 Convertible Notes

During 2020, the Company entered into various convertible note agreements (“2020 Notes”) under which the Company may issue convertible equity instruments having an aggregate principal amount of up to $40,000, a 3% accruing dividend (“accrued interest”) and a maturity date of October 31, 2021.

In connection with the Business Combination on August 16, 2021, all outstanding principal of $38,045 and unpaid accrued interest on the 2020 Notes were converted into AEye Technologies’ preferred stock and subsequently were converted into 20,778,097 shares of the Company’s Class A common stock. Accordingly, at December 31, 2022 and December 31, 2021, the convertible notes balance was $0.

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

Beginning December 15, 2022, and the first of each subsequent month (each a "Monthly Redemption Date" or an "Installment Date"), the Company shall redeem the Monthly Redemption Amount until the 2022 Note is fully redeemed, payable in cash or, so long as certain equity conditions are met, shares of Common Stock at the option of the Company. The equity conditions that must be met in order for the Company to settle the Monthly Redemption Amount in shares include requirements for the daily volume weighted average price of the Company's Common Stock to exceed $0.33 and the average daily trading volume of the Company's Common Stock to exceed $500,000 for the twenty (20) trading days prior to the applicable Installment Notice Date (which is the sixth (6th) trading day prior to each Installment Date). The Monthly Redemption Amount, in most instances, will be 1/15th of the original principal amount, plus any amount accelerated pursuant to the 2022 Note, accrued but unpaid interest, and late fees, if any. If the Company elects to settle such redemptions in shares of Common Stock, the number of shares to be settled shall be based on an Installment Conversion Price equal to the lower of (i) $2.50 or (ii) 95% of the lowest daily volume weighted average price of the Common Stock during the five (5) trading days immediately preceding the applicable Monthly Redemption Date. If the Company elects to settle redemptions in cash, the Monthly Redemption Amount shall include a 5% premium.

The investor is permitted to accelerate up to four (4) Monthly Redemption Amounts in any calendar month (each, an "Acceleration," and each such amount, an "Acceleration Amount", and the Conversion Date of any such Acceleration, each an "Acceleration Date") at the Acceleration Conversion Price, subject to a $2,800 limit per month. The Acceleration Conversion Price shall be the lower of (i) the Installment Conversion Price for such current Installment Date or (ii) the greater of $0.30 and 95% of the lowest daily volume weighted average price of the Common Stock during the five (5) trading days immediately preceding the Acceleration Date.

If, at any time while the 2022 Note is outstanding, the Company carries out one or more capital raises in excess of $5,000 in gross proceeds each, the investor shall have the right to require the Company to first use up to 30% of the gross proceeds of each capital raise to redeem all or a portion of the 2022 Note for an amount in cash (such amount, the "Mandatory Redemption Amount") equal to the sum of (a) 1.05 multiplied by the sum of the principal amount subject to the Mandatory Redemption and accrued but unpaid interest and (b) 1.00 multiplied by the sum of the Make-Whole amount, if any, and any other amounts, if any, then owing to the investor in respect of the 2022 Note (a "Mandatory Redemption"). The Make-Whole amount is defined as an amount equal to the additional interest that would accrue under the 2022 Note assuming for calculation purposes that the principal of the 2022 Note remained outstanding through the Maturity Date.

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

The Company elected to apply the fair value option to the measurement of the 2022 Note. As a result of adopting the fair value option no embedded derivatives should be bifurcated from the 2022 Note. The Company classifies the 2022 Note as a liability at fair value and will remeasure the 2022 Note to fair value at each reporting period. The total proceeds received from the investor of $10,000 should be allocated between the 2022 Note and the related warrants issued using the relative fair value method at issuance date. This resulted in an initial fair value of $9,512 being allocated to the 2022 Note, and $488 allocated to the associated warrants (see Note 3 for further details). The Company recorded total issuance costs of $474, representing placement agent and legal fees, within Interest expense and other on the consolidated statement of operations. The fair value measurement includes the assumption of accrued interest and expense and thus a separate amount is not reflected on the consolidated statement of operations.

As of December 31, 2022, the 2022 Note has outstanding principal of $9,200 and is recorded as a current liability at fair value of $8,594.

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

This redemption feature embedded in the 2020 Notes is considered to be a derivative that is required to be separately accounted for at fair value and subsequently remeasured to fair value at each reporting date. Accordingly, upon issuance of the 2020 Notes, the Company recognized the fair value associated with the embedded derivative which resulted in an embedded derivative liability of approximately $1,520, with an equal and offsetting debt discount. Upon the closing of the Business Combination on August 16, 2021, the embedded derivative was settled. Accordingly, at December 31, 2022 and December 31, 2021, the fair value of the embedded derivative liability was $0.

13.INTEREST EXPENSE AND OTHER

Interest expense and other for the years ended December 31, 2022 and 2021 consisted of the following (in thousands):

	Twelve months ended December 31,
	2022	2021
Interest on term loan debt	$—	$630
Interest on PPP loan	—	11
Interest on 2020 convertible note	—	700
Amortization of debt issuance costs	—	725
2022 convertible note issuance costs	474	—
Amortization of debt discount	—	752
Amortization of premiums on marketable securities, net of accretion of discounts	778	456
Realized losses on redemptions of marketable securities	77	—
Common stock purchase agreement transaction costs	29	1,583
Other	21	—
Interest expense and other	$1,379	$4,857

14.STOCKHOLDERS’ EQUITY

The Company is authorized to issue 300,000,000 shares of common stock, par value $0.0001 per share. As of December 31, 2022, the Company had 163,099,124 shares of common stock issued and outstanding.

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

The Company is authorized to issue up to 1,000,000 shares of preferred stock, each with a par value of $0.0001 per share. As of December 31, 2022, no shares of preferred stock were issued and outstanding.

Warrants — As of December 31, 2022, the Company had 166,666 Private Placement warrants and 7,666,656 Public warrants outstanding. Each warrant entitles the registered holder to purchase one share of the Company's common stock at a price of $11.50 per share.

On September 15, 2022, in connection with the issuance of the 2022 Note, the Company issued warrants to the investor. The warrants are immediately exercisable and entitle the investor to purchase up to 1,750,000 shares of Common Stock at a price of $3.50 per share, subject to a four (4) year term. As of December 31, 2022, no shares were exercised pursuant to the warrants.

Contingent Warrants - As of December 31, 2022, the Company had 1,750,000 contingently issuable warrants outstanding associated with the potential Second Closing under the Securities Purchase Agreement. These warrants will become exercisable by the investor if and when the Second Closing occurs. They will entitle the investor to purchase up to 1,750,000 shares of Common Stock at a price of $3.50 per share, subject to a four (4) year term.

Tumim Stone Common Stock Purchase Agreement — On December 8, 2021, the Company entered into a Common Stock Purchase Agreement (the “CSPA”) and a Registration Rights Agreement with Tumim Stone Capital LLC (“Tumim Stone”). Under the terms and subject to the conditions of the CSPA, the Company has the right, but not the obligation, to sell to Tumim Stone, and Tumim Stone is obligated to purchase up to the lesser of (i) $125,000 of the Company’s common stock, or (ii) the Exchange Cap equal to 19.99% of the shares of the Company’s common stock outstanding immediately prior to the execution of the CSPA, unless the Company’s stockholders approve the issuance of shares in excess of the Exchange Cap, or the average price of all applicable sales of common stock to Tumim Stone under the CSPA equals or exceeds $4.9485. Upon the satisfaction of various commencement conditions, such as the filing of the registration statement which provides for the resale of such shares pursuant to the Registration Rights Agreement, the Company has sole discretion to initiate such sales of common stock over the period of 36 months commencing December 8, 2021. In all instances, the Company may not sell shares of its common stock to Tumim Stone under the CSPA if doing so would result in Tumim Stone beneficially owning more than 9.99% of its common stock.

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

On May 6, 2022, the Company filed a Registration Statement on Form S-1, which relates to the offer and resale of up to 30,865,419 shares of AEye's common stock by to Tumim Stone, the selling stockholder. During the twelve months ended December 31, 2022, the company issued 1,145,000 shares of its common stock under the CSPA for proceeds of $2,891.

15.ACCUMULATED OTHER COMPREHENSIVE LOSS

The changes in accumulated other comprehensive loss by component for the twelve months ended December 31, 2022 and 2021 are as follows (in thousands):

	Unrealized gains (losses) on available-for-sale securities	Change in fair value due to instrument-specific credit risk	Total
Balance at December 31, 2020	$—	$—	$—
Other comprehensive loss, net of tax	(391)	—	(391)
Balance at December 31, 2021	(391)	—	(391)
Other comprehensive loss before reclassifications, net of tax	(940)	(25)	(965)
Amounts reclassified from accumulated other comprehensive loss, net of tax	77	—	77
Net other comprehensive loss	(863)	(25)	(888)
Balance at December 31, 2022	$(1,254)	$(25)	$(1,279)

The $77 reclassified out of accumulated other comprehensive loss in the twelve months ended December 31, 2022 is included within Interest expense and other on the consolidated statement of operations.

16.NET LOSS PER SHARE

The following table sets forth the basic and diluted net loss per share attributable to common stockholders for the periods presented (in thousands, except per share data):

	Twelve months ended December 31,
	2022	2021
Numerator:
Net loss attributable to common stockholders	$(98,714)	$(65,011)
Denominator:
Weighted average common shares outstanding- Basic	157,368,707	109,055,894
Dilutive effect of potential common shares	—	—
Weighted average common shares outstanding- Diluted	157,368,707	109,055,894

Net loss per share attributable to common stockholders - Basic and Diluted	$(0.63)	$(0.60)

Due to net losses for the years ended December 31, 2022 and 2021, basic and diluted net loss per share were the same, as the effect of all potentially dilutive securities would have been anti-dilutive. The following table sets forth the anti-dilutive common share equivalents for the periods listed:

	Twelve months ended December 31,
	2022	2021
Warrants	9,583,322	7,833,332
Common stock options issued and outstanding	25,393,540	29,238,432
Unvested restricted stock units	12,771,096	7,434,743
Conversion of convertible notes	16,293,602	—
ESPP	2,000,000	—
Total	66,041,560	44,506,507

17.STOCK-BASED COMPENSATION

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

2014 Plan and 2016 Plan

The 2014 and 2016 Plan provide for the grant of incentive stock options to employees only and non-statutory stock options and RSUs to employees, directors, and consultants of the Company. As of August 16, 2021, the Company no longer grants equity awards pursuant to the 2014 Plan or 2016 Plan, and as of December 31, 2022, 1,741,689 RSUs were granted.

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

In connection with the Closing on August 16, 2021, $1,500 was paid to a former executive as consideration for repurchasing 542,615 of his vested options under the Company's 2016 Plan.

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

Under the Incentive plan, RSU’s vest depending on their vesting schedule. For newly hired employees, RSU’s generally vest 25% during the quarterly release date following the recipient’s one year anniversary of their start date. The remaining amounts generally vest quarterly over the next three years. For existing employees, these RSUs generally vest quarterly over three years. The fair value of the RSU is equal to the fair value of the Company’s common stock on the date of grant.

As of December 31, 2022, 17,891,938 RSUs were granted to certain individuals under the Incentive Plan.

2022 Employee Stock Purchase Plan

On May 10, 2022, the Company's stockholders approved the 2022 Employee Stock Purchase Plan (the "ESPP"), authorizing 2,000,000 shares of common stock to be reserved for issuance under the ESPP. The number of shares reserved and available for issuance under the ESPP shall be cumulatively increased by the 1% of the number of shares issued and outstanding on December 31 of the preceding calendar year for each year thereafter, or a lesser number of shares as determined by the Board of Directors. The ESPP provides an offering period of 24 months, with four purchase periods that are generally six months long and end on April 30 and October 31 of each year. The first purchase period to the Company's employees to purchase shares under the ESPP began on November 1, 2022. Each employee who is a participant in the ESPP may purchase shares by authorizing contributions at a minimum of 1% up to a maximum of 10% of his or her compensation for each pay period, to a maximum of $15 per purchase period and $25 per year, which will then be used to purchase shares on the last business day of the purchase period at a price equal to 85% of the fair market value of common stock on the offering date or the exercise date whichever is less.
During the year ended December 31, 2022, no shares were purchased under the ESPP. As of December 31, 2022, the Company has withheld $188 of contributions from its employees.

A summary of stock option activity related to the Plans as of December 31, 2022 is as follows:

	Outstanding Stock Options	Weighted Average Exercise Price	Weighted Average Contractual Life (Years)	Aggregate Intrinsic Value
Balance at December 31, 2021	29,238,432	$0.48	7.35	$127,345
Granted	—	—
Exercised	(3,219,957)	0.36
Forfeited	(569,123)	0.60
Expired	(55,812)	0.17
Repurchased	—	—
Balance at December 31, 2022	25,393,540	$0.49	6.45	$2,277
Vested and expected to vest as of December 31, 2022	25,393,540	$0.49	6.45	$2,277
Vested and exercisable as of December 31, 2022	20,356,221	$0.47	6.14	$2,277

The aggregate intrinsic value is the difference between the current fair value of the underlying common stock and the exercise price for in-the-money stock options. The Company did not grant any options during the years ended December 31, 2022 and 2021.

The following table summarizes the RSU award activity under the Plans:

	Shares	Weighted Average Grant date Fair Value per Share
Unvested at December 31, 2021	7,434,743	$5.80
Granted	11,719,867	3.49
Forfeited	(2,475,483)	4.37
Vested	(3,908,031)	4.99
Unvested at December 31, 2022	12,771,096	$4.00

The total fair value of RSUs that vested during the year ended December 31, 2022 was $10,992.

Stock-Based Compensation Expense —The following table summarizes stock-based compensation expense recorded in each component of operating expenses in the Company’s consolidated statements of operations and comprehensive loss for the year ended December 31, 2022 and 2021 (in thousands):

	Twelve months ended December 31,
	2022	2021
Research and development	$7,201	$2,175
Sales and marketing	4,696	1,381
General and administrative	11,931	6,462
Cost of revenue	131	—
Total stock-based compensation	$23,959	$10,018

As of December 31, 2022, the Company had $5,418 of unrecognized compensation expense for related stock option grants. This cost is expected to be recognized over an estimated weighted average period of 1.35 years. The total unrecognized compensation expense for RSUs was $47,007 as of December 31, 2022 which is expected to be recognized over an estimated weighted average period of 2.44 years. The total unrecognized compensation expense for the ESPP was $1,152 as of December 31, 2022 which is expected to be recognized over an estimated weighted average period of 1.83 years.

The Company uses the Black-Scholes option-pricing model to estimate the grant-date fair value of ESPP purchase rights, which requires the input of subjective assumptions such as expected term, expected stock price volatility, risk-free interest rate and dividend yield as discussed below. The fair value of each of the four purchase periods is estimated separately.

Expected Term—The expected term for ESPP is the length of time from the grant date to the date on which the stock is purchased by the employees.

Expected Volatility—Expected volatility is estimated using a combination of the average historical volatility of the Company's own stock and those of comparable companies’ stock.

Risk-Free Interest Rate—The risk-free interest rates are based on US Treasury yields in effect at the grant date for notes with comparable terms as the awards.

Dividend Yield—The expected dividend-yield assumption is based on the Company’s current expectations about its anticipated dividend policy.

The following table summarizes the range of valuation assumptions used in estimated the fair value of the ESPP during the period:

Year Ended December 31, 2022
Expected term (years)	0.5 - 2
Expected volatility	94.8% - 105.3%
Risk-free interest rate	4.5% - 4.8%
Dividend yield	—%

18.REVENUE

Sale of Prototypes

The Company recorded revenue for prototype sales of $1,743 and $1,004 in 2022 and 2021 respectively. The Company does not incur significant contract costs in fulfilling or obtaining their contracts with customers.

Development Contracts

The Company has entered into research and development contracts with companies primarily in the automotive industry. The Company assessed the number of performance obligations associated with the promises under each agreement, primarily the delivery of customized 4SightTM perception-related goods and services, and recognized $1,904 and $2,003 in revenue for performance obligations satisfied during years ended 2022 and 2021 respectively, in the consolidated statements of operations and comprehensive loss.

Disaggregation of Revenue

The Company recognized the following revenues by geographic area based on the primary billing address of the customer and by the timing of the transfer of goods or services to customers (point in time or over time), as it believes such criteria best depict how the nature, amount, timing and uncertainty of its revenue and cash flows are affected by economic factors. Total revenue based on the disaggregation criteria described above are as follows (in thousands):

	Twelve months ended December 31,
	2022	2021
Revenue by primary geographical market:
United States	$2,471	$2,215
Germany	65	536
Europe	855	111
Asia	256	145
Total	$3,647	$3,007

Revenue by timing of recognition:
Recognized at a point in time	$1,982	$2,991
Recognized over time	1,665	16
Total	$3,647	$3,007

Contract Liabilities

Contract liabilities consisted of the following as of December 31, 2022 and 2021 (in thousands):

	As of December 31,
	2022	2021
Contract liabilities, current	$987	$2,287
Contract liabilities, noncurrent	—	631
Total	$987	$2,918

Contract liabilities, noncurrent are included in other noncurrent liabilities on the consolidated balance sheet.

The following table shows the significant changes in contract liabilities balance as of December 31, 2022 and 2021 (in thousands):

	Twelve months ended December 31,
	2022	2021
Beginning balance	$2,918	$660
Revenue recognized that was included in the contract liabilities beginning balance	(1,931)	(570)
Increase due to cash received and not recognized as revenue and billings in excess of revenue recognized during the period	—	2,828
Ending balance	$987	$2,918

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

19.EMPLOYEE BENEFIT PLAN

Employees of the Company may participate in the AEYE, Inc. 401(k) Plan (the "401(k) Plan"), a defined contribution plan, which qualifies under Section 401(k) of the Internal Revenue Code. Participating employees may contribute into a traditional plan with pretax salary or into a Roth plan with after tax salary up to statutory limits. In 2022, the 401(k) Plan provides for Company safe harbor matching contributions of 100% of the employee contribution, up to 5% of each employee's earnings, which vest upon the first day of employment. In 2021, the 401(k) Plan provided for Company safe harbor matching contributions of 100% of the first 3% of employee earnings, and 50% of the next 2% of earnings. The Company made contributions of $1,177 and $565 for the years ended December 31, 2022 and 2021, respectively.

20.INCOME TAXES

For the years ended December 31, 2022 and 2021, the Company recognized $58 and $0 provision for income taxes, respectively. The provision for the year ended December 31, 2022 was comprised of $9 and $49 in state and foreign taxes, respectively. Utilization of net operating loss carryforwards, tax credits, and other attributes may be subject to future annual limitations due to the ownership change limitations provided by Section 382 of the Internal Revenue Code and similar state provisions.

The following table presents a reconciliation of the federal statutory rate of 21.0% to our effective tax rate for the periods presented:

	Twelve months ended December 31,
	2022	2021
U.S. federal tax benefit at statutory rate	21.0%	21.0%
State income taxes, net of federal benefit	0.0%	11.8%
Non-deductible expenses and other	(1.0)%	(0.3)%
Stock-based compensation	(2.3)%	(1.1)%
Research and development credits	3.5%	1.2%
Transaction Cost	0.0%	3.9%
Foreign rate differential	(4.1)%	(3.1)%
Change in valuation allowance, net	(17.2)%	(33.4)%
Effective tax rate	(0.1)%	0.0%

For 2022 and 2021, our effective tax rate differs from the amount computed by applying the statutory federal and state income tax rates to net loss before income tax, primarily as the result of state income taxes, R&D credits and changes in our valuation allowance.

Significant components of the Company’s deferred tax assets as of December 31, 2022 and December 31, 2021 are presented below:

	As of December 31,
	2022	2021
Deferred tax assets:
Net operating loss carryforwards	$49,669	$41,856
Research and development credit carryforward	7,967	4,545
Stock-based compensation	1,048	1,040
Property and equipment	234	178
Operating lease liabilities	4,435	—
Section 174 R&D capitalization	9,053	—
Other accruals	630	734
Gross deferred tax assets	73,036	48,353
Valuation allowance	(68,868)	(48,353)
Deferred tax assets net of valuation allowance	4,168	—
Deferred tax liabilities:
Right-of-use assets	(4,168)	—
Gross deferred tax liabilities	(4,168)	—
Total deferred tax assets (liabilities)—net	$—	$—

Realization of deferred tax assets is dependent on future earnings, if any, the timing and amount of which are uncertain. The Company could not conclude that it was more likely than not that tax benefits from operating losses would be realized, and accordingly, has provided a full valuation allowance against its net deferred tax assets. The valuation allowance as of December 31, 2022 was $68,868 which increased from $48,353 at December 31, 2021. The increase in the valuation allowance is primarily due to additional reserve required against net operating losses and research credits generated during the year ended December 31, 2022.

The Company has not provided deferred taxes on unremitted earnings attributable to foreign subsidiaries because these earnings are intended to be reinvested indefinitely. No deferred tax asset was recognized since the Company does not believe the deferred tax asset will be realized in the foreseeable future. The accumulated foreign earnings of the Company's foreign subsidiaries totaled $111 as of December 31, 2022. If the Company's foreign earnings were repatriated, additional tax expense might result. The Company determined that the calculation of the amount of unrecognized deferred tax liability related to these cumulative unremitted earnings attributable to foreign subsidiaries is not practicable.

As of December 31, 2022, the Company had $184,007 and $127,624 of federal and state net operating losses available to reduce future taxable income, respectively, of which $12,256 will begin to expire in 2033 for federal tax purposes and $5,033 will begin to expire in 2029 for state tax purposes. Approximately $171,751 of federal net operating loss included above can be carried forward indefinitely.

As of December 31, 2021, the Company had $156,584 and $104,555 of federal and state net operating losses available to reduce future taxable income, which will begin to expire on 2033 for federal and 2035 for state tax purposes.

The Company also has federal and state research and development tax credit carryforwards of $6,193 and $4,597 as of December 31, 2022 and $3,373 and $2,854 as of December 31, 2021. The federal credits begin to expire in 2034 and the state credits have no expiration date.

The Company has completed a Section 382 study through December 31, 2021 to determine whether it had experienced a change in ownership and, if so, whether the tax attributes (NOL and credits) were impaired. As a result of this study, the Company concluded all of its NOLs and credits would be available to use as of December 31, 2021. However future change in ownership may limit the ability to use tax attributes under Section 382. Under Section 382 of the Internal Revenue Code of 1986, as amended, the Company’s ability to utilize NOL or other tax attributes, such as research tax credits, in any taxable year, may be limited if the Company has experienced an “ownership change.” Generally, a Section 382 ownership change occurs if there is a cumulative increase of more than 50 percentage points in the stock ownership of one or more stockholders or groups of stockholders who owns at least 5% of a corporation’s stock within a specific testing period. Similar rules may apply under state tax laws.

Unrecognized Tax Benefits—The following is a tabular reconciliation of the total amounts of unrecognized tax benefits:

	Twelve months ended December 31,
	2022	2021
Unrecognized tax benefits as of the beginning of the year	$1,681	$1,210
Increases related to prior year tax provisions	182	40
Increase related to current year tax provisions	959	431
Unrecognized tax benefits as of the end of the year	$2,822	$1,681

The Company recognizes interest and penalties related to income tax matters as a component of income tax expense. As of December 31, 2022 and December 31, 2021 there was no accrued interest nor penalties related to uncertain tax positions.

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

The Company has a history of operating losses and has incurred cumulative book losses since its formation. Based upon the history of losses, the Company has determined that it is more likely than not that the net deferred tax assets will not be realized, and accordingly, a full valuation allowance has been recorded.

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

Effective for tax years beginning on or after January 1, 2022, pursuant to the Tax Cuts and Jobs Act of 2017, companies are required to capitalize Internal Revenue Code ("IRC") Section 174 research and experimental expenses paid or incurred during the year. These expenses are amortized over 5 years for research and development performed in the United States and over 15 years for expenses related to research and development performed outside of the United States. As a result of the IRC Section 174 research and development capitalization, the Company recognized a deferred tax asset for the future tax benefit of the amortization deductions.

21.COMMITMENTS AND CONTINGENCIES

Legal Matters—The Company may be subject to legal proceedings and claims that arise in the ordinary course of business. Management is not currently aware of any matters that will have a material effect on the financial position, results of operations, or cash flows of the Company.

22.RELATED PARTIES

Since November 2016, the Company has employed a sibling of Mr. Dussan, the Company’s Chief Technology Officer, who held the position of Director, Human Resources and Sr. Manager of Human Resources at December 31, 2022 and 2021, respectively. For the years ended December 31, 2022 and 2021, Mr. Dussan’s sibling received total cash compensation of $162 and $136, respectively. For the years ended December 31, 2022 and 2021, Mr. Dussan’s sibling was granted 22,500 and 1,860 RSUs, respectively. In addition, he participates in all other benefits that the Company generally offers to all of its employees.

23.SUBSEQUENT EVENTS

Management has evaluated subsequent events through March 15, 2023 and determined that there were no such events requiring recognition or disclosure in the financial statements other than the below.

DGCL 205 Petition

On August 12, 2021, CF Finance Acquisition Corp. III, or the Pre-Merger Company, our predecessor, held a special meeting of stockholders to approve certain matters related to the business combination between the Pre-Merger Company and AEye Technologies, Inc. Among the proposals presented to the Pre-Merger Company stockholders were proposals to (i) adopt a certificate of amendment to the Pre-Merger Company’s amended and restated certificate of incorporation to increase the number of authorized shares of its Class A Common Stock from 200,000,000 to 300,000,000, or the Authorized Share Amendment, and (ii) amend and restate the charter in connection with the business combination, which included eliminating its Class B Common Stock immediately prior to the closing of the business combination after giving effect to the conversion of each outstanding share of Class B Common Stock into one share of its Class A Common Stock, or the Class B Elimination Amendment. The proposals each received approval from the holders of a majority of the Pre-Merger Company’s outstanding shares of Class A Common Stock and Class B Common Stock, voting together as a single class, that were outstanding as of the record date for such special meeting. Following the special meeting, the business combination was closed and the Pre-Merger Company changed its name to "AEye, Inc."

A recent ruling by the Court of Chancery of the State of Delaware, or Chancery Court, introduced uncertainty as to whether Section 242(b)(2) of the General Corporation Law of the State of Delaware, or DGCL, would have required the Authorized Share Amendment to be approved by a separate vote of the majority of the Pre-Merger Company’s then-outstanding shares of Class A Common Stock and the Class B Elimination Amendment to be approved by a separate vote of the majority of the Pre-Merger Company’s then-outstanding shares of Class B Common Stock.

Although we received no demands or inquiries from our stockholders regarding the potential uncertainty surrounding our Second Amended and Restated Certificate of Incorporation, or our Charter, which was adopted at the special meeting, and our own analysis determined that a separate class vote to adopt the Charter was not necessary, in light of the recent Chancery Court decision, and to resolve any potential uncertainty with respect to our Charter, or our capital structure, on February 23, 2023, we filed a petition in the Chancery Court under Section 205 of the DGCL, our Section 205 Petition, to seek validation of the Authorized Share Amendment, our Charter, and the shares we issued in reliance thereon. Section 205 permits the Chancery Court, in its discretion, to validate potentially defective corporate acts after considering a variety of factors. Concurrently with the filing of our Section 205 Petition, we filed a motion to expedite the hearing, which was granted. The hearing was set for March 14, 2023.

At the March 14, 2023 hearing on our Section 205 Petition, no objections were filed and the court granted our petition. The court order declared our Charter to be valid and effective as of the date and time it was originally filed and that all shares of our capital stock that we have issued in reliance on our Charter were valid as of the date such shares were issued, thereby eliminating any uncertainty with respect to our Charter or any shares we have issued or may issue in the future in reliance thereon.

Silicon Valley Bank Closure

On March 10, 2023, Silicon Valley Bank, or SVB, was closed by the California Department of Financial Protection and Innovation, and the Federal Deposit Insurance Corporation, or FDIC, was appointed as receiver. We have deposit accounts at SVB. The standard deposit insurance amount is up to $250 per depositor, per insured bank, for each account ownership category. As of March 10, 2023, we had approximately $9,600 in deposit accounts at SVB, of which $2,150 was held as collateral for letters of credit under our lease agreement. We do not maintain any other material accounts or lines of credit with SVB. On March 12, 2023, the U.S. Treasury, Federal Reserve, and FDIC announced that SVB depositors will have access to all of their money starting March 13, 2023. We began the process of withdrawing our deposits from SVB on March 13, 2023.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have evaluated the effectiveness of our disclosure controls and procedures as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of December 31, 2022. Based on this evaluation, our principal executive officer and principal financial officer have concluded that these disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2022.

Remediation of Previously Reported Material Weaknesses

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that a reasonable possibility exists that a material misstatement of our annual or interim financial statements would not be prevented or detected in a timely basis.

As previously reported in Item 9A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, management identified material weaknesses in our internal control over financial reporting. The material weaknesses related to a lack of a sufficient number of qualified personnel within our accounting and IT functions who possessed an appropriate level of expertise to effectively identify, select and apply GAAP sufficiently to provide reasonable assurance that transactions were being appropriately recorded; and to assess risk and design appropriate control activities over information technology systems and financial and reporting processes necessary to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements.

As part of the remediation process, we implemented additional measures including the hiring of qualified accounting and finance personnel with technical public company accounting and financial reporting assistance and the engagement of external consultants to assist us with designing, implementing, and monitoring an appropriate system of internal controls. We also evaluated our IT systems and related processes which enhanced our financial statement close process, reduced the number of manual journal entries, and facilitated review controls related to our significant classes of transactions. The applicable measures have been implemented for a sufficient period of time and management has concluded, through testing, that the enhanced controls are operating effectively, and that the material weaknesses were remediated as of December 31, 2022.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision of and with the participation of our principal executive officer and principal financial officer, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2022 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013). Based on this assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2022.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm on our internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to the rules of the SEC that permit emerging growth companies such as our company to provide only management’s report in the Annual Report on Form 10-K.

Inherent Limitations on Effectiveness of Controls

Our management, including our principal executive officer and principal financial officer, has determined that our internal controls are reasonably designed and implemented to assure reliable financial reporting and preparation of our financial statements. However, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been detected. The design of any system of controls is based in part on certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of the effectiveness of controls to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

Changes in Internal Control Over Financial Reporting

Other than described above, there was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarterly period ended December 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated herein by reference our Proxy Statement for the 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the year ended December 31, 2022.

Item 11. Executive Compensation

The information required by this item is incorporated herein by reference our Proxy Statement for the 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the year ended December 31, 2022.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated herein by reference our Proxy Statement for the 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the year ended December 31, 2022.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated herein by reference our Proxy Statement for the 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the year ended December 31, 2022.

Item 14. Principal Accounting Fees and Services

The information required by this item is incorporated herein by reference our Proxy Statement for the 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the year ended December 31, 2022.

Part IV

Item 15. Exhibits, Financial Statement Schedules
The following documents are filed as part of this report:
1.Financial Statements. The financial statements included in “Index to the Consolidated Financial Statements” in Part II, Item 8 are filed as part of this Annual Report on Form 10-K.

2.Financial Statement Schedules. None.

3.Exhibits. Exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Annual Report on Form 10-K.

Exhibit Number	Description	Form	File Number	Exhibit/Appendix Reference	Filing Date	Filed Herewith
2.1†	Merger Agreement, dated as of February 17, 2021, by and among CF Finance Acquisition Corp. III, Merger Sub and AEye	S-4	333-256058	2.1	5/13/2021
2.2	Amendment to the Merger Agreement, dated as of April 30, 2021, by and among CF Finance Acquisition Corp. III, merger Sub and AEye Technologies.	S-4	333-256058	2.2	5/13/2021
3.1	Second Amended and Restated Certificate of Incorporation of AEye, Inc.	8-K	001-39699	3.1	08/23/2021
3.2	Amended and Restated Bylaws of AEye, Inc.	8-K	001-39699	3.2	08/23/2021
4.1	Registration Rights Agreement by and between AEye, Inc. and Tumim Stone Capital LLC, dated December 8, 2021.	8-K/A	001-39699	4.1	12/15/2021
4.2	Warrant Agreement dated November 12, 2020, between Continental Stock Transfer & Trust Company and CF Finance Acquisition Corp. III.	S-4	333-256058	4.1	05/13/2021
4.3	Specimen Warrant Certificate	S-4	333-256058	4.2	05/13/2021
4.5	Description of Securities Registered under Section 12 of the Securities Exchange Act of 1934	10-K	001-39699	4.5	03/28/2022
10.1	Form of PIPE Subscription Agreement	S-4	333-256058	10.1	05/13/2021
10.2	Form of Stockholder Support Agreement, by and among CF Finance Acquisition Corp. III and certain stockholders of AEye, Inc.	8-K	001-39699	10.2	02/17/2021
10.3	Form of Amended and Restated Stockholder Support Agreement, by and among CF Finance Acquisition Corp. III and certain stockholders of AEye, Inc.	S-4	333-256058	10.2	05/13/2021
10.4	Form of Sponsor Support Agreement, by and among CF Finance Acquisition Corp. III, CF Finance Holdings III, LLC and AEye, Inc.	S-4	333-256058	10.3	05/13/2021
10.5	Form of Amendment to Sponsor Support Agreement, by and among CF Finance Acquisition Corp. III, CF Finance Holdings III, LLC and AEye, Inc.	S-4	333-256058	10.4	05/13/2021
10.6	Form of Lock-Up Agreement, by and among CF Finance Acquisition Corp. III, AEye, Inc. and the holder signatory thereto.	S-4	333-256058	10.5	05/13/2021
10.7	Promissory Note dated April 30, 2021.	8-K	001-39699	10.3	05/03/2021
10.8	2021 Equity Incentive Plan	8-K	001-39699	10.1	10/29/2021
10.9	Form of Indemnification Agreement	8-K	001-39699	10.2	08/23/2021
10.10	Office Lease by and between TRT NOIP DUBLIN LP and the company, dated April 26, 2019.	S-4	333-256058	10.8	05/13/2021
10.11	Form of Change in Control Severance Agreement	8-K	001-39699	10.1	03/18/2022
10.12	Common Stock Purchase Agreement by and between AEye, Inc. and Tumim Stone Capital LLC, dated December 8, 2021.	8-K/A	001-39699	10.1	12/15/2021
10.13	Registration Rights Agreement, by and among CF Finance Acquisition Corp. III and the investors listed thereto.	S-4	333-256058	10.6	05/13/2021
10.14	Form of Senior Unsecured Convertible Note, dated September 15, 2022	8-K	001-39699	4.1	09/16/2022
10.15	Form of Common Stock Purchase Warrant, dated September 15, 2022	8-K	001-39699	4.2	09/16/2022
10.16	Securities Purchase Agreement by and among AEye, Inc. and 3i, LP, dated September 15, 2022	8-K	001-39699	10.1	09/16/2022
10.17	Registration Rights Agreement by and among AEye, Inc. and 3i, LP, dated September 15, 2022	8-K	001-39699	10.2	09/16/2022
21.1	List of Significant Subsidiaries					X
23.1	Consent of Deloitte & Touche LLP					X
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

Dated: March 15, 2023

AEye, Inc.

By: /s/ Matthew Fisch
Matthew Fisch
Chief Executive Officer and Director
(Principal Executive Officer)

By: /s/ Robert Brown
Robert Brown
Chief Financial Officer and Treasurer
(Principal Financial Officer)

POWER OF ATTORNEY

By signing this Annual Report on Form 10-K below, I hereby appoint each of Matthew Fisch and Robert Brown as my attorney-in-fact to sign all amendments to this Form 10-K on my behalf, and to file this Form 10-K (including all exhibits and other documents related to the Form 10-K) with the Securities and Exchange Commission. I authorize each of my attorneys-in-fact to (1) appoint a substitute attorney-in-fact for himself and (2) perform any actions that he believes are necessary or appropriate to carry out the intention and purpose of this Power of Attorney. I ratify and confirm all lawful actions taken directly or indirectly by my attorneys-in-fact and by any properly appointed substitute attorneys-in-fact.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

By: /s/ Matthew Fisch
Matthew Fisch
Chief Executive Officer and Director
(Principal Executive Officer)
March 15, 2023

By: /s/ Robert Brown
Robert Brown
Chief Financial Officer and Treasurer
(Principal Financial Officer)
March 15, 2023

By: /s/ Carol DiBattiste
Carol DiBattiste
Chair of the Board
March 15, 2023

By: /s/ Timothy J. Dunn
Timothy J. Dunn
Director
March 15, 2023

By: /s/ Luis C. Dussan
Luis C. Dussan
Chief Technology Officer and Director
March 15, 2023

By: /s/ Prof. Dr. Bernd Gottschalk
Prof. Dr. Bernd Gottschalk
Director
March 15, 2023

By: /s/ Wen H. Hsieh
Wen H. Hsieh
Director
March 15, 2023

By: /s/ Sue E. Zeifman
Sue E. Zeifman
Director
March 15, 2023