Form 10-Q
period 2023-03-31
AEye, Inc.
filed 2023-05-11
CIK 1818644

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of May 5, 2023, the registrant had 176,891,993 shares of common stock, $0.0001 par value per share, outstanding.

AEye, Inc.
Quarterly Report on Form 10-Q
For the Quarterly Period Ended March 31, 2023

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

These statements are only predictions based on our current expectations and projections about future events. These statements involve known and unknown risks, uncertainties, and other important factors that could cause our actual results, level of activity, performance, or achievements to differ materially from the results, level of activity, performance, or achievements expressed or implied by the forward-looking statements. Given these risks, uncertainties, and other factors, you should not place undue reliance on these forward-looking statements. These factors include the information set forth in Part 1, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 under the heading “Risk Factors,” and Part II, Item 1A, of this Quarterly Report under the heading “Risk Factors,” which we encourage you to carefully read. Although we believe the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, level of activity, performance, or achievements. We undertake no obligation to update any forward-looking statements made in this Form 10-Q to reflect events or circumstances after the date of this Form 10-Q or to reflect new information or the occurrence of unanticipated events, except as required by law.

PART 1. FINANCIAL INFORMATION
Item 1. Financial statements (Unaudited)

AEYE, INC. CONDENSED CONSOLIDATED BALANCE SHEETS (In thousands, except share and par value)
	March 31, 2023	December 31, 2022
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$20,501	$19,064
Marketable securities	53,592	75,135
Accounts receivable, net	123	617
Inventories, net	4,695	4,553
Prepaid and other current assets	3,527	6,181
Total current assets	82,438	105,550
Right-of-use assets	15,152	15,502
Property and equipment, net	7,902	7,665
Restricted cash	2,150	2,150
Other noncurrent assets	2,438	2,473
Total assets	$110,080	$133,340

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$2,209	$3,218
Accrued expenses and other current liabilities	9,646	9,764
Contract liabilities	476	987
Convertible notes	5,384	8,594
Total current liabilities	17,715	22,563
Operating lease liabilities, noncurrent	16,287	16,681
Other noncurrent liabilities	112	126
Total liabilities	34,114	39,370
COMMITMENTS AND CONTINGENCIES (Note 14)
STOCKHOLDERS’ EQUITY:
Preferred stock—$0.0001 par value: 1,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock—$0.0001 par value: 300,000,000 shares authorized; 170,969,581 and 163,099,124 shares issued and outstanding at March 31, 2023 and December 31, 2022	17	16
Additional paid-in capital	353,533	345,742
Accumulated other comprehensive loss	(810)	(1,279)
Accumulated deficit	(276,774)	(250,509)
Total stockholders’ equity	75,966	93,970
Total liabilities and stockholders’ equity	$110,080	$133,340
The accompanying notes are an integral part of these condensed consolidated financial statements.

AEYE, INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (In thousands, except share and per share data) (Unaudited)
	Three months ended March 31,
	2023	2022
REVENUE:
Prototype sales	$125	$335
Development contracts	511	747
Total revenue	636	1,082
Cost of revenue	2,261	1,482
Gross loss	(1,625)	(400)
OPERATING EXPENSES:
Research and development	9,442	8,576
Sales and marketing	6,268	4,616
General and administrative	8,554	11,330
Total operating expenses	24,264	24,522
LOSS FROM OPERATIONS	(25,889)	(24,922)
OTHER INCOME (EXPENSE):
Change in fair value of convertible note and warrant liabilities	(810)	(32)
Interest income and other	277	424
Interest expense and other	176	(343)
Total other income (expense), net	(357)	49
Provision for income tax expense	19	8
Net loss	$(26,265)	$(24,881)
PER SHARE DATA
Net loss per common share (basic and diluted)	$(0.16)	$(0.16)
Weighted average common shares outstanding (basic and diluted)	165,865,864	155,515,093
COMPREHENSIVE LOSS:
Net loss	$(26,265)	$(24,881)
Change in net unrealized loss on available-for-sale securities, net of tax	490	(1,056)
Change in fair value due to instrument-specific credit risk, net of tax	(21)	—
Comprehensive loss	$(25,796)	$(25,937)

The accompanying notes are an integral part of these condensed consolidated financial statements.

AEYE, INC. CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY For the three months ended March 31, 2023 and 2022 (In thousands, except share data) (Unaudited)
	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
BALANCE—December 31, 2022	—	$—	163,099,124	$16	$345,742	$(1,279)	$(250,509)	$93,970
Stock-based compensation	—	—	—	—	6,513	—	—	6,513
Issuance of common stock upon exercise of stock options	—	—	2,069,081	—	391	—	—	391
Issuance of common stock upon vesting of restricted stock units	—	—	2,983,790	—		—	—	—
Taxes related to net share settlement of equity awards	—	—	(1,320,828)	—	(867)	—	—	(867)
Conversion of convertible note into common stock	—	—	4,138,414	1	1,754	—	—	1,755
Other comprehensive income, net of tax	—	—	—	—	—	469	—	469
Net loss	—	—	—	—	—	—	(26,265)	(26,265)
BALANCE—March 31, 2023	—	$—	170,969,581	$17	$353,533	$(810)	$(276,774)	$75,966

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
BALANCE—December 31, 2021	—	$—	155,137,237	$16	$320,937	$(391)	$(151,795)	$168,767
Stock-based compensation					5,340	—	—	5,340
Issuance of common stock upon exercise of options	—	—	656,303	—	222	—	—	222
Issuance of common stock upon vesting of restricted stock units	—	—	856,917	—	—	—	—	—
Taxes related to net share settlement of equity awards	—	—	(285,533)	—	(1,149)	—	—	(1,149)
Unrealized loss on available-for-sale securities	—	—	—	—	—	(1,056)	—	(1,056)
Net loss	—	—		—	—	—	(24,881)	(24,881)
BALANCE—March 31, 2022	—	$—	156,364,924	$16	$325,350	$(1,447)	$(176,676)	$147,243

The accompanying notes are an integral part of these condensed consolidated financial statements.

AEYE, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands) (Unaudited)
	Three months ended March 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(26,265)	$(24,881)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	330	208
Gain on sale of property and equipment	(53)	—
Noncash lease expense relating to operating lease right-of-use assets	350	317
Inventory write-downs, net of scrapped inventory	208	267
Change in fair value of convertible note and warrant liabilities	810	32
Stock-based compensation	6,513	5,340
Amortization of premiums and accretion of discounts on marketable securities, net of change in accrued interest	33	594
Changes in operating assets and liabilities:
Accounts receivable, net	494	3,930
Inventories, current and noncurrent, net	(386)	(436)
Prepaid and other current assets	2,722	510
Other noncurrent assets	71	400
Accounts payable	(985)	(567)
Accrued expenses and other current liabilities	(134)	(645)
Operating lease liabilities	(392)	(325)
Contract liabilities	(511)	(767)
Net cash used in operating activities	(17,195)	(16,023)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(599)	(774)
Proceeds from sale of property and equipment	76	—
Proceeds from redemptions and maturities of marketable securities	22,000	15,500
Net cash provided by investing activities	21,477	14,726
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	323	222
Taxes paid related to the net share settlement of equity awards	(868)	(1,931)
Payments for convertible note redemptions	(2,300)	—
Net cash used in financing activities	(2,845)	(1,709)
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	1,437	(3,006)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH—Beginning of period	21,214	16,333
CASH, CASH EQUIVALENTS AND RESTRICTED CASH—End of period	$22,651	$13,327
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes	$—	$—
Cash paid for interest	$85	$—
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Purchases of property and equipment included in accounts payable and accrued liabilities	$19	$260
Operating lease right-of-use assets obtained in exchange for lease obligations upon adoption of ASC 842	$—	$16,284
Proceeds from exercise of stock options included in prepaid and other current assets	$68	$—
Conversion of convertible notes and accrued interest into Class A common stock	$1,755	$—
Taxes related to net share settlement of equity awards included in accrued liabilities	$3	$53
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

The Company’s common stock and public warrants are listed on the Nasdaq Stock Market LLC (“Nasdaq”) under the symbols “LIDR” and “LIDRW”, respectively. Unless otherwise specified, “we,” “us,” “our,” “AEye,” and the “Company” refers to AEye, Inc.

Unaudited Condensed Consolidated Financial Statements

The accompanying condensed consolidated financial statements are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial statements and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for fair presentation have been included. The accompanying interim unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes thereto for the year ended December 31, 2022 included in the Company's Annual Report on Form 10-K for the year ended December 31, 2022.

Certain prior year line item descriptions have been updated for consistency with the current year presentation, however, these changes did not impact the amounts or comparability. Amortization of premiums on marketable securities, net of change in accrued interest is now presented as Amortization of premiums and accretion of discounts on marketable securities, net of change in accrued interest on the condensed consolidated statements of cash flows.

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

Recently Adopted Accounting Guidance

In June 2016, the Financial Accounting Standards Board, ("FASB"), issued Accounting Standards Update ("ASU") 2016-13, Measurement of Credit Losses on Financial Instruments, which has subsequently been amended by ASU No. 2018-19, ASU No. 2019-04, ASU No. 2019-05, ASU No. 2019-10, and ASU No. 2019-11. The objective of the guidance in ASU 2016-13 is to allow entities to recognize estimated credit losses in the period that the change in valuation occurs. ASU 2016-13 requires an entity to present financial assets measured on an amortized cost basis on the balance sheet net of an allowance for credit losses. Available-for-sale and held to maturity debt securities are also required to be held net of an allowance for credit losses. For public business entities, this standard is effective for fiscal years beginning after December 15, 2019. For smaller reporting companies, the standard is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Early adoption is permitted. The Company adopted ASU 2016-13 on January 1, 2023 which resulted in an immaterial impact to the consolidated financial statements.

2.FAIR VALUE MEASUREMENTS

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

The Company's financial instruments that are not re-measured at fair value include accounts receivable, prepaid and other current assets, accounts payable, accrued expenses and other current liabilities. The carrying values of these financial instruments approximate their fair values.

The Company’s financial assets and liabilities measured at fair value on a recurring basis and the level of inputs used for such measurements were as follows (in thousands):

	Fair Value Measured as of March 31, 2023 Using:
	Adjusted Cost	Unrealized losses	Fair Value		Cash and Cash Equivalents	Marketable Securities
Assets
Level 1
Money market funds	$17,103	$—	$17,103		$17,103	$—
Level 2
Asset-backed securities	$3,505	$(78)	$3,427		$—	$3,427
Corporate bonds	10,420	(126)	10,294		—	10,294
Commercial paper	10,448	—	10,448	—	—	10,448
U.S. Government securities	29,983	(560)	29,423		—	29,423
Total financial assets	$71,459	$(764)	$70,695		$17,103	$53,592
Liabilities
Level 2
Private placement warrant liability	$—	$—	$9		$—	$—
Level 3
Convertible notes	$—	$—	$5,384		$—	$—
Derivative warrant liability	—	—	103		—	—
Total financial liabilities	$—	$—	$5,496		$—	$—

	Fair Value Measured as of December 31, 2022 Using:
	Adjusted Cost	Unrealized losses	Fair Value	Cash and Cash Equivalents	Marketable Securities
Assets
Level 1
Money market funds	$14,253	$—	$14,253	$14,253	$—
Level 2
Asset-backed securities	$3,507	$(119)	$3,388	$—	$3,388
Corporate bonds	22,139	(240)	21,899	—	21,899
Commercial paper	20,760	—	20,760	—	20,760
U.S. Government securities	29,983	(895)	29,088	—	29,088
Total financial assets	$90,642	$(1,254)	$89,388	$14,253	$75,135
Liabilities
Level 2
Private placement warrant liability	$—	$—	$7	$—	$—
Level 3
Convertible notes			$8,594
Derivative warrant liability			119
Total financial liabilities	$—	$—	$8,720	$—	$—

As of March 31, 2023, the Company’s financial assets and liabilities subject to fair value procedures were comprised of the following:

Money Market Funds: The Company holds financial assets consisting of money market funds. These securities are valued using observable inputs, such as quoted prices in active markets for identical assets or liabilities.

Marketable Securities: The Company holds financial assets consisting of fixed-income U.S. government agency securities, corporate bonds, commercial paper, and asset-backed securities. The securities are valued using prices from independent pricing services based on quoted prices of identical instruments in less active or inactive markets. Additionally, quoted prices of similar instruments in active market or industry models using data inputs such as interest rates and prices that can be directly observed or corroborated in active markets are used to value marketable securities.

2022 Convertible Note: On September 15, 2022, the Company entered into a convertible note agreement with a face value of $10,500,000 (the "2022 Note"). The Company elected the fair value option to account for the 2022 Note. The fair value estimate of the 2022 Note was based on a binomial lattice model, which represents Level 3 measurements. Significant assumptions include the discount rate used in the model, remaining term, stock price, and volatility. The discount rate is derived from the estimated credit spread and the risk-free interest rate, which is based on interpolated U.S. Treasury rates, commensurate with a similar term to the 2022 Note. The remaining term is calculated as the remaining term of the 2022 Note. The stock price is based on the publicly traded price of our common stock as of the measurement date. The Company estimated the volatility for the 2022 Note based on the historical and implied volatilities of the Company's publicly traded common stock. The changes in fair value are recognized in other income (expense), net for each reporting period.

Derivative Warrant Liability: The Company’s derivative warrant liability includes the warrants that were issued by the Company as part of the 2022 Note. The warrants are recorded on the condensed consolidated balance sheets at fair value. The fair value is based on unobservable inputs, which represent Level 3 measurements within the fair value hierarchy. The fair value estimate of the warrants was based on a Monte-Carlo simulation model. Inherent in a Monte-Carlo simulation model are assumptions related to price, volatility, risk-free interest rate, term to expiration, and dividend yield. The price is based on the publicly traded price of our common stock as of the measurement date. The Company estimated the volatility for the warrants based on the historical and implied volatilities of the Company's publicly traded common stock. The risk-free interest rate is based on interpolated U.S. Treasury rates, commensurate with a similar term to the warrants. The term to expiration was calculated as the contractual term of the warrants of 4 years. Finally, the Company does not currently anticipate paying a dividend.

Any changes in these assumptions can change the valuation significantly. Changes in fair value are recognized in other income (expense) for each reporting period. Derivative Warrant Liability is included within other noncurrent liabilities on the condensed consolidated balance sheets.

Private Placement Warrant Liability: As of March 31, 2023, Private Placement Warrants are recorded on the condensed consolidated balance sheets at fair value. The fair value is based on observable Level 2 inputs, specifically, the observable input of the Company's public warrants. Any changes in the fair value of the liability are reflected in other income (expense),net, on the condensed consolidated statements of operations and comprehensive loss. Private Placement Warrant liability is included within other noncurrent liabilities on the condensed consolidated balance sheets.

For the three months ended March 31, 2023, there were no transfers between Level 1 and Level 2 inputs.

The following table presents a summary of the changes in fair value of the Company's Level 3 financial instruments for the three months ended March 31, 2023 (in thousands):

	2022 Note	Derivative Warrant Liability	Total
Balance at December 31, 2022	$8,594	$119	$8,713
Payments or conversions	(4,055)	—	(4,055)
Change in fair value included in other income (expense), net	824	(16)	808
Change in fair value due to instrument specific credit risk included in other comprehensive income	21	—	21
Balance at March 31, 2023	$5,384	$103	$5,487

The key inputs into the binomial-lattice model for the 2022 Note valued at March 31, 2023 are as follows:

March 31, 2023
Remaining term (years)	0.6
Expected volatility	116.1%
Risk-free interest rate	4.8%
Dividend yield	—%
Estimated credit spread	35.6%

The key inputs into the Monte-Carlo simulation model for the derivative warrant liability valued at March 31, 2023 are as follows:

March 31, 2023
Expected term (years)	3.5
Expected volatility	116.1%
Risk-free interest rate	3.7%
Dividend yield	—%
Exercise price	$3.50

If factors or assumptions change, the estimated fair values could be materially different. The value of the Company’s derivative warrant liability would increase if a higher risk-free interest rate was used, and would decrease if a lower risk-free interest rate was used. Similarly, a higher volatility assumption would increase the value of the liability, and a lower volatility assumption would decrease the value of the liability. The value of the Company's 2022 Note liability would increase if a lower discount rate was used, and would decrease if a higher discount rate was used.

3. INVENTORIES

Inventory, net of write-downs, as of March 31, 2023 and December 31, 2022 were as follows (in thousands):

	March 31, 2023	December 31, 2022
	(unaudited)
Raw materials	$1,842	$2,022
Work in-process	2,804	2,484
Finished goods	49	47
Total inventory, net	$4,695	$4,553

The Company also had $1,527 and $1,491 of non-current inventory (raw materials) classified within Other noncurrent assets on the condensed consolidated balance sheet as of March 31, 2023 and December 31, 2022, respectively.

The Company's inventory as of March 31, 2023 and December 31, 2022 was written down by $273 and $833, respectively, in order to reduce inventory to the lower of cost or to its net realizable value.

4.PREPAID AND OTHER CURRENT ASSETS

Prepaid and other current assets as of March 31, 2023 and December 31, 2022 were as follows (in thousands):

	March 31, 2023	December 31, 2022
	(unaudited)
Prepaid expenses	$2,039	$4,203
Advances to suppliers	986	984
Demonstration units	182	281
Other	320	713
Total prepaid and other current assets	$3,527	$6,181

5.     LEASES

The components of operating lease expenses for the three months ended March 31, 2023 and 2022 are as follows (in thousands):

	Three months ended March 31,
	2023	2022
Operating lease cost	$602	$577
Variable lease cost	79	63
Total operating lease cost	$681	$640

Maturities of lease liabilities were as follows (in thousands):

Operating leases
Years ended - December 31:	(Unaudited)
2023 (remaining nine months)	$1,889
2024	2,570
2025	2,583
2026	2,660
2027	2,701
Thereafter	11,116
Total lease payments	23,519
Less amount to discount to present value	(4,775)
Present value of lease liabilities	$18,744

6.    CONVERTIBLE NOTES

2022 Convertible Note

On September 14, 2022, the Company entered into a Securities Purchase Agreement, or SPA, with an investor allowing for the sale and issue of two convertible notes, each with a principal balance of $10,500 and cash proceeds of $9,850, for a total of $20,000 in proceeds between the two issuances (each, a "Note Closing"). The first Note Closing ("First Closing") occurred on September 15, 2022, and the Company entered into a Senior Unsecured Convertible Note with the investor pursuant to which the Company issued to the investor one convertible note ("2022 Note") with a principal balance of $10,500 for cash proceeds of $9,850. As part of the First Closing, the Company also issued warrants to the investor. The second tranche convertible note under the SPA can be drawn at our option, subject to satisfaction of certain conditions specified in the SPA, including, without limitation, (i) absence of an uncured event of default, as defined, (ii) there being a sufficient number of authorized but unissued shares of our common stock available for issuance, (iii) the daily volume weighted average price of our common stock exceeding $1.50 for the twenty (20) trading days prior to the draw of the second tranche, (iv) the average daily trading volume of our common stock exceeding $1.5 million for the twenty (20) trading days prior to the draw of the second tranche, and (v) the outstanding balance of the first tranche being less than $2 million. These conditions can be waived by the lender, but the lender has no obligation to do so. If the second tranche is not drawn down by March 15, 2024, the Company's right to effect a Second Closing shall automatically terminate.

The 2022 Note bears interest at an annual rate of 5.0%, in addition to an original issue discount of 4.76%, and had an initial maturity date of March 15, 2024 ("Maturity Date"). Beginning December 15, 2022, and the first of each subsequent month (each a "Monthly Redemption Date" or an "Installment Date"), the Company shall redeem the Monthly Redemption Amount until the 2022 Note is fully redeemed. The Monthly Redemption Amount, in most instances, will be 1/15th of the original principal amount, plus any amount accelerated pursuant to the 2022 Note, accrued but unpaid interest, and late fees, if any. The principal and interest may be settled in cash or, so long as certain equity conditions are met, shares of Common Stock at the option of the Company and is payable together with monthly redemptions of the outstanding principal amount of the Note.

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

As these terms are defined in the 2022 Note, if either the relevant Installment Conversion Price or Acceleration Conversion Price, as applicable, is less than $0.30 per share, then a Conversion Floor Price Condition exists and we must deliver to the note holder the Conversion Installment Floor Amount in cash, in addition to the required number of shares, which are valued at $0.30 regardless of the actual trading price of our shares. The Conversion Installment Floor Amount is an amount in cash equal to the product obtained by multiplying (A) the higher of (i) the highest price that the Common Stock trades at on the Trading Day immediately preceding the relevant Share Delivery Date and (ii) the applicable Installment or Acceleration Conversion Price and (B) the difference obtained by subtracting (i) the number of shares of Common Stock delivered to the investor on the applicable Share Delivery Date with respect to such Conversion from (ii) the quotient obtained by dividing (x) the applicable Installment or Acceleration amount subject to such Conversion, by (y) the applicable Installment Conversion Price. Interest payments are also trued-up in cash when the value of our shares is below $0.30 per share.

The Company elected to apply the fair value option to the measurement of the 2022 Note. As a result of adopting the fair value option, no embedded derivatives should be bifurcated from the 2022 Note. The Company classifies the 2022 Note as a liability at fair value and will remeasure the 2022 Note to fair value at each reporting period. The fair value measurement includes the assumption of accrued interest and expense and thus a separate amount is not reflected on the condensed consolidated statement of operations.

As of March 31, 2023, the 2022 Note has outstanding principal of $5,345 and is recorded as a current liability at fair value of $5,384.

7. INTEREST EXPENSE AND OTHER

Interest expense and other for the three months ended March 31, 2023 and 2022 consisted of the following (in thousands):

	Three months ended March 31,
	2023	2022
Amortization of premiums (accretion of discounts) on marketable securities, net	(188)	336
Other	12	7
Interest expense and other	$(176)	$343

8.    ACCUMULATED OTHER COMPREHENSIVE LOSS

The changes in accumulated other comprehensive loss by component for the three months ended March 31, 2023 and 2022 are as follows (in thousands):

	Unrealized gains (losses) on available-for-sale securities	Change in fair value due to instrument-specific credit risk	Total
Balance at December 31, 2022	$(1,254)	$(25)	$(1,279)
Other comprehensive income (loss), net of tax	490	(21)	469
Balance at March 31, 2023	$(764)	$(46)	$(810)

	Unrealized gains (losses) on available-for-sale securities	Change in fair value due to instrument-specific credit risk	Total
Balance at December 31, 2021	$(391)	$—	$(391)
Other comprehensive loss, net of tax	(1,056)	—	(1,056)
Balance at March 31, 2022	$(1,447)	$—	$(1,447)

9.    NET LOSS PER SHARE

The following table sets forth the basic and diluted net loss per share attributable to common stockholders for the periods presented (in thousands, except per share data):

	Three months ended March 31,
	2023	2022
Numerator:
Net loss attributable to common stockholders	$(26,265)	$(24,881)
Denominator:
Weighted average common shares outstanding- Basic	165,865,864	155,515,093
Weighted average common shares outstanding- Diluted	165,865,864	155,515,093

Net loss per share attributable to common stockholders - Basic and Diluted	$(0.16)	$(0.16)

Due to net losses for the three months ended March 31, 2023 and 2022, basic and diluted net loss per share were the same, as the effect of all potentially dilutive securities would have been anti-dilutive. The following table sets forth the anti-dilutive common share equivalents for the periods listed:

	Three months ended March 31,
	2023	2022
Common stock options issued and outstanding	20,447,525	28,389,111
Unvested restricted stock units	18,773,594	13,801,742
Warrants	9,583,322	7,833,332
Conversion of convertible notes	17,079,861	—
ESPP	2,027,592	—
Total	67,911,894	50,024,185

10.    STOCK-BASED COMPENSATION

The following table summarizes stock-based compensation expense recorded in each component of operating expenses in the Company’s condensed consolidated statements of operations and comprehensive loss for the three months ended March 31, 2023 and 2022 (in thousands):

	Three months ended March 31,
	2023	2022
Cost of revenue	$61	$—
Research and development	2,278	1,223
Sales and marketing	1,368	906
General and administrative	2,806	3,211
Total stock-based compensation	$6,513	$5,340

The Company uses the Monte-Carlo simulation model to estimate the grant date fair value of awards with a market condition, which requires the input of subjective assumptions such as expected term, the expected stock price volatility, risk free interest rate and dividend yield as discussed below.

Expected Term—The expected term for awards with a market condition is the length of time from the grant date to the date the market condition expires.

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

The following table summarizes the valuation assumptions used in estimating the fair value of awards granted during the period with a market condition:

Three months ended March 31, 2023
Expected term (years)	1.05
Expected volatility	104.5%
Risk-free interest rate	4.8%
Dividend yield	—%

11.    REVENUE

Sale of Prototypes

The Company recorded revenue for prototype sales of $125 and $335 in the three months ended March 31, 2023 and 2022, respectively. The Company does not incur significant contract costs in fulfilling or obtaining their contracts with customers.

Development Contracts

The Company has entered into research and development contracts with companies primarily in the automotive industry. The Company assessed the number of performance obligations associated with the promises under each agreement, primarily the delivery of customized 4SightTM perception-related goods and services, and recognized $511 and $747 in revenue for performance obligations satisfied during the three months ended March 31, 2023 and 2022, respectively, in the condensed consolidated statements of operations and comprehensive loss.

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

	Three months ended March 31,
	2023	2022
Revenue by primary geographical market:
United States	$547	$1,021
Europe	32	40
Australia	32	—
Asia	25	21
Total	$636	$1,082

Revenue by timing of recognition:
Recognized at a point in time	$125	$555
Recognized over time	511	527
Total	$636	$1,082

Contract Liabilities

Contract liabilities consisted of the following as of March 31, 2023 (in thousands):

As of March 31, 2023
Contract liabilities, current	$476
Total	$476

The following table shows the significant changes in contract liabilities balance for the three months ended March 31, 2023 and 2022 (in thousands):

	Three months ended March 31,
	2023	2022
Beginning balance	$987	$2,918
Revenue recognized that was included in the contract liabilities beginning balance	(511)	(767)
Increase due to cash received and not recognized as revenue and billings in excess of revenue recognized during the period	—	—
Ending balance	$476	$2,151

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

12.    Restructuring

In the first quarter of 2023, management began the implementation of a revised strategic plan to focus on key products and critical customer engagements it believes will generate the best long-term results for all stakeholders. As a part of the implementation of the revised strategic plan, the Company has realigned resources, which resulted in restructuring charges of $1,253 in the three months ended March 31, 2023 relating to one-time employee termination benefits. The majority of these restructuring charges will be paid in the second quarter of 2023, however, the Company expects that the implementation of the revised strategic plan will continue over the remainder of the 2023 fiscal year. The Company did not have any restructuring charges during fiscal year 2022. Restructuring related liabilities are included in Accrued expenses and other current liabilities in the condensed consolidated balance sheets.

Restructuring activity is summarized as follows as of March 31, 2023 (in thousands):

One-time employee termination benefits
Balance as of December 31, 2022	$—
Charges	1,253
Cash payments	(199)
Balance as of March 31, 2023	$1,054

Restructuring charges were included in the condensed consolidated statements of operations and comprehensive loss during the three months ended March 31, 2023 as follows (in thousands):

Three months ended March 31, 2023
Cost of revenue	$50
Research and development	503
Sales and marketing	513
General and administrative	187
Total restructuring charges	$1,253

13.    INCOME TAXES

For the three months ended March 31, 2023 and 2022, the Company recorded $19 and $8 provision for income taxes, respectively. The income tax rates vary from the federal and state statutory rates due to the valuation allowances on the Company's net operating losses and foreign tax rate differences. The Company computes its quarterly income tax provision by using a forecasted annual effective tax rate and adjusts for any discrete items arising during the quarter. The Company does not provide for federal income taxes on the undistributed earnings of its foreign subsidiaries as such earnings are to be reinvested indefinitely outside the U.S.

14.    COMMITMENTS AND CONTINGENCIES

Legal matters

The Company may be subject to legal proceedings and claims that arise in the ordinary course of business. Management is not currently aware of any matters that will have a material effect on the financial position, results of operations, or cash flows of the Company.

15.    RELATED PARTIES

Since November 2016, the Company has employed a sibling of Mr. Dussan, the Company’s Chief Technology Officer, who held the position of Director, Human Resources at March 31, 2023 and 2022. For the three months ended March 31, 2023 and 2022, Mr. Dussan’s sibling received total cash compensation of $41 and $53, respectively. For the three months ended March 31, 2023 and 2022, Mr. Dussan’s sibling was granted 10,000 and 22,500 RSUs, respectively. In addition, he participates in all other benefits that the Company generally offers to all of its employees.

16.    SUBSEQUENT EVENTS

Management has evaluated subsequent events and determined that there were no such events requiring recognition or disclosure in the financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion contains forward-looking statements that are based on current expectations, estimates, assumptions, and projections about our industry, business, and future financial results. Our actual results and the timing of events may differ materially from those described in or implied by these forward-looking statements due to a number of factors, including those discussed below and those set forth under “Risk Factors” herein and other filings we make with the SEC from time to time. Unless the context otherwise requires, references in this Management’s Discussion and Analysis of Financial Condition and Results of Operations to “we,” “our,” “us,” and “AEye,” refer to the business and operations of AEye, Inc.

Overview

This overview provides a high-level discussion of our operating results and some of the trends that affect our business. We believe that an understanding of these trends is important to understanding our financial results for the three months ended March 31, 2023, as well as our future prospects. This summary is not intended to be exhaustive, nor is it intended to be a substitute for the detailed discussion and analysis provided elsewhere in this Quarterly Report, including our condensed consolidated financial statements and accompanying notes.

All dollar amounts expressed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations are in thousands of dollars, except for per share amounts and unless otherwise specified.

Key Factors Affecting AEye's Operating Results

We believe that our future performance and success depends to a substantial extent on our ability to capitalize on the opportunities described herein, which in turn are subject to significant risks and challenges, including those discussed below, as well as the risk factors described in the section of this Quarterly Report on Form 10-Q entitled “Risk Factors.”

We are subject to those risks common in the technology industry and also those risks common to early stage companies including, but not limited to, the possibility of not being able to successfully develop or commercialize our products; secure additional capital in a timely manner in order to meet operating cash flow needs; secure a "design win" with potential customers, which in our case is automotive OEMs and their suppliers; attract new customers and retain our existing customers; develop and protect our intellectual property; comply with existing and new or modified laws and regulations applicable to our business; maintain and enhance the value of our reputation and brand; hire, integrate, and retain talented people at all levels of our organization; and successfully develop new solutions to enhance the experience of, and deliver value to, our customers.

Market Trends and Uncertainties

We anticipate growing demand for our 4SightTM Intelligent Sensing Platform across two major markets - Automotive and Industrial. In the near term, we anticipate concentrating on the Automotive market to more effectively leverage our business model. In the Industrial market, we will continue to remain engaged with customers, but have narrowed our focus to select opportunities that are more of a fit from a product and revenue-generation standpoint. Within those markets, we are targeting attractive segments, including advanced driver-assistance systems, or ADAS, autonomous driving, commercial trucking, robo-taxis, and various Industrial market segments such as mining, aerospace, defense, railway, and intelligent transportation systems, or ITS. This provides us with multiple opportunities for sustained growth by enabling new applications and product features across these market segments. However, as our customers continue R&D projects to commercialize solutions that rely on lidar technology, it is difficult to estimate the timing of ultimate end markets and customer adoption. In the Automotive market for example, which accounted for 81% and 58% of our revenue in the three months ended March 31, 2023 and 2022, respectively, our growth and financial performance will be heavily influenced by our ability to successfully integrate into OEM programs that require years of development, testing, and validation. Because of the size and complexity of these OEM programs, we see our existing Tier 1 partnerships as a significant competitive advantage given the large scale, mass-production capabilities, and existing OEM customer relationships held by our Tier 1 partners. Our primary focus in the Automotive market is on ADAS for passenger and commercial vehicle autonomy, particularly highway autonomy applications. We believe that growth in that market is driven by both more stringent safety regulations and consumer demand for vehicles offering increased safety and advanced driver assist features. We will need to anticipate and adapt to any changes in the regulatory environment, as well as changes in consumer demand in order to take advantage of this opportunity.

Additionally, we are strategically managing our investments in certain international operations and partnerships that will position us to expand our business globally and meet growing demand in international markets. This is an important part of our core strategy and may expose us to additional factors such as foreign currency risk, additional operating costs, and other risks and challenges that may impact our ability to meet projected sales and margin targets.

Partnerships and Commercialization

Our technology is designed to be a key enabler in certain Automotive and Industrial market applications. Because our technology must be integrated into a broader solution by our customers, it is critical that we achieve design wins with these customers. The timing of these design wins varies based on the market and application. Achieving a design win with an OEM in the Automotive market may take considerably longer than a design win with customers in the Industrial market. We consider design wins to be critical to our future success, although the revenue generated by each design win and the time necessary to achieve such a win can vary significantly, making it difficult to predict our future financial performance.

We believe our revenue and profitability will also be dependent upon our success in licensing our technology to Tier 1 automotive suppliers, such as Continental, which represented 81% and 58% of our revenue in the three months ended March 31, 2023 and 2022, respectively, that intend to use our technology in volume production of lidar sensors for OEMs. Delays of autonomy programs by OEMs that we are currently or will be working with through our Tier 1 partners could result in us being unable to achieve our revenue and profitability targets in the time frame we anticipate. Our overall revenue and profitability will also be dependent upon our success in selling our lidar solutions to customers in the Industrial market.

Restructuring

In the first quarter of 2023, we began the implementation of a revised strategic plan which outlines the steps we are taking to focus on key products and critical customer engagements that we believe will generate the best long-term results for our stakeholders. As a part of the implementation of the revised strategic plan, we have realigned our resources which included reducing our workforce by approximately one-third, most of which was effective April 3, 2023. Our revised plan also includes other significant operating expense reductions.

Gross Margin Improvement

Our gross margins will depend on numerous factors, including, among others, the selling price of our products, pricing of our development contracts with customers, royalty rates on licenses we grant to our customers, unit volumes, product mix, component costs, personnel costs, contract manufacturing costs, overhead costs, and product features. In the future, we expect to generate attractive gross margins from licensing our lidar technology and software to our Tier 1 partners in the Automotive market. We also sell our own lidar solutions to customers in the Industrial market utilizing lower-cost components that are sourced in part from the Tier 2 automotive supply chain and assembled by our contract manufacturing partners. If our Tier 1 partners in the Automotive market do not achieve the volumes that we expect, then the cost of the components we use to address the Industrial market may not decrease to the extent we anticipate and our gross margins and our ability to achieve profitability in the future may be impacted.

To date, our revenue has been generated through development contracts with OEMs and Tier 1 suppliers, as well as unit sales of our products to Industrial customers. These development contracts primarily focus on customization of our proprietary 4Sight™ capabilities to our customers’ applications, typically involving software implementation to assist with sensor connection and control, customization of scan patterns, and enhancement of particular perception capabilities to meet specific customer needs. In general, development contracts that require more complex configurations have higher prices. We expect development contracts to remain a significant part of our business in the near-term, but represent a smaller share of our total revenue over time, as we increase our focus on technology licensing and product sales. We expect our gross margins from the sale of products to improve over time as we outsource volume production of our lidar sensors to contract manufacturers, which we anticipate will both increase unit volumes and reduce the cost per unit. In September 2021, we commenced our transition process to contract manufacturers, and we completed this transition in March 2023.

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

We believe our financial performance is significantly dependent on our ability to maintain a technology leadership position. This is further dependent on the investments we make in R&D. It is essential that we continually identify and respond to rapidly evolving customer requirements, develop and introduce innovative new products, enhance and service existing products, and generate strong market demand for our products. If we fail to do this, our market position and revenue may be adversely affected, and our investments in that area will not be recovered.

Basis of Presentation

We currently conduct our business through one operating segment.

Components of Results of Operations

Total Revenues

We categorize our revenue as (1) prototype sales and (2) development contracts. In 2023 and 2022, our prototype sales revenue primarily related to unit sales of the company’s 4Sight™ M product. Revenue from prototype sales is typically recognized at a point in time when the control of goods is transferred to the customer, generally upon delivery or shipment to the customer.

Development contracts represented the majority of our total revenues in 2022 and the first quarter of 2023. Revenue from development and/or collaboration arrangement contracts are earned from R&D activities and collaboration with OEMs and Tier 1 suppliers. These contracts primarily focus on customization of our proprietary 4Sight™ capabilities to our customers’ applications, typically involving software implementation to assist with sensor connection and control, customization of scan patterns, and enhancement of perception capabilities to meet specific customer needs. Revenue from development contracts is recognized when we satisfy performance obligations in the contract, which can result in recognition at either a point in time or over time. This assessment is made at the outset of the arrangement for each performance obligation.

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

Operating Expenses

Research and Development

Our research and development, or R&D, efforts are focused primarily on hardware, software, and system engineering related to the design and development of our advanced lidar solutions. R&D expenses include:

•personnel-related expenses, including salaries, benefits, bonuses, severance, and stock-based compensation expense;
•third-party engineering and contractor costs;
•lab equipment;
•engineering parts and test units:
•new hardware and software expenses; and
•allocated overhead expenses.

R&D costs are expensed as they are incurred. We expect our investment in R&D to be reduced this fiscal year as a result of our revised strategic plan, with a reduced workforce and consolidated global footprint. We also plan to execute more focused spending with vendors in critical areas that support our strategy and product development, in line with our revised strategic plan and manage costs more efficiently.

Sales and Marketing

Our sales and marketing, or S&M, efforts are focused primarily on sales, business development, and marketing programs in pursuit of revenue contracts from potential and existing customers. S&M expenses include:

•personnel-related expenses, including salaries, benefits, bonuses, severance, and stock-based compensation expense;
•demonstration equipment;
•trade shows expenses, advertising, and promotions expenses for press releases and other public relations services; and
•allocated overhead expenses.

We expect our S&M expenses to be reduced this fiscal year as a result of our revised strategic plan, with a reduced workforce and consolidated global footprint. We also plan to focus our sales and marketing efforts on key products and critical customer engagements to support our revised strategic plan and manage costs more efficiently.

General and Administrative

Our general and administrative, or G&A, spending supports all business functions. G&A expenses include:

•personnel-related costs, including salaries, benefits, bonuses, severance, and stock-based compensation expense for executive, finance, legal, human resources, technical support, and other administrative personnel;
•consulting, accounting, audit, legal, and other professional fees;
•insurance premiums, software and computer equipment costs, general office expenses; and
•allocated overhead expenses.

We expect our G&A expenses to to be reduced this fiscal year as a result of our revised strategic plan with a reduced workforce and consolidated global footprint. We also plan to manage spending with suppliers and vendors more effectively to support our revised strategic plan to manage costs.

Change in Fair Value of Convertible Note and Warrant Liabilities

Changes in fair value of the 2022 Note and warrant liabilities are the result of the change in fair value at each reporting date. The 2022 Note and warrant liabilities are recorded at fair value for each reporting period, and the changes in fair value are reported within other income (expense), net during the period. We have also elected to record interest expense on the 2022 Note as changes in fair value.

Interest Income, Interest Expense and Other

Interest income consists primarily of interest earned on our cash, cash equivalents, and marketable securities. These amounts will vary based on our cash and cash equivalents balances and market rates. Interest expense and other consists primarily of convertible note issuance costs and amortization of premiums (accretion of discounts) on marketable securities, net.

Results of Operations

Comparison of the Three Months Ended March 31, 2023 and 2022

The results of operations presented below should be reviewed in conjunction with the condensed consolidated financial statements and notes included elsewhere in this report. The following table sets forth our consolidated results of operations data for the three months ended March 31, 2023 and 2022 (in thousands, except for percentages):

	Three Months Ended March 31,		Change	Change
	2023	2022	$	%
Prototype sales	$125	$335	$(210)	(63)%
Development contracts	511	747	(236)	(32)%
Total revenue	636	1,082	(446)	(41)%
Cost of revenue	2,261	1,482	779	53%
Gross loss	(1,625)	(400)	(1,225)	306%
Research and development	9,442	8,576	866	10%
Sales and marketing	6,268	4,616	1,652	36%
General and administrative	8,554	11,330	(2,776)	(25)%
Total operating expenses	24,264	24,522	(258)	(1)%
Loss from operations	(25,889)	(24,922)	(967)	4%
Change in fair value of convertible note and warrant liabilities	(810)	(32)	(778)	2,431%
Interest income and other	277	424	(147)	(35)%
Interest expense and other	176	(343)	519	(151)%
Total other income (expense), net	(357)	49	(406)	(829)%
Provision for income tax expense	19	8	11	138%
Net loss	$(26,265)	$(24,881)	$(1,384)	6%

Revenue

Prototype Sales

Prototype sales revenue decreased by $210, or 63%, to $125 for the three months ended March 31, 2023, from $335 for the three months ended March 31, 2022. This decrease was primarily due to fewer units sold resulting from a temporary pause in production of our 4Sight-based Industrial product in the first quarter to complete final design validation of the product.

Development Contracts

Development contracts revenue decreased by $236, or 32%, to $511 for the three months ended March 31, 2023, from $747 for the three months ended March 31, 2022. The decrease was primarily due to less revenue recognized in the current year from a large Tier 1 automotive supplier contract as the design validation phase nears completion.

Cost of Revenue

Cost of revenue increased by $779, or 53%, to $2,261 for the three months ended March 31, 2023, from $1,482 for the three months ended March 31, 2022. This increase was primarily due to the cost of revenue associated with a Tier 1 automotive supplier contract in the current period and as well as increased scrap expense.

Operating Expenses

Research and Development

Research and development expenses increased by $866, or 10%, to $9,442 for the three months ended March 31, 2023, from $8,576 for the three months ended March 31, 2022. This increase was primarily driven by increases in stock-based compensation expense of $1,055 and personnel costs of $557, offset by decreases in third party research and development work of $822.

Sales and Marketing

Total sales and marketing expenses increased by $1,652, or 36%, to $6,268 for the three months ended March 31, 2023, from $4,616 for the three months ended March 31, 2022. This increase was primarily due to increases in third party conferences and trade shows of $950, stock-based compensation expense of $461, and personnel costs of $237.

General and Administrative

Total general and administrative expenses decreased by $2,776, or 25%, to $8,554 for the three months ended March 31, 2023, from $11,330 for the three months ended March 31, 2022. This decrease was primarily due to decreases in professional accounting and legal fees of $1,098, personnel costs of $579, directors' and officers' insurance of $435, and stock-based compensation of $405.

Change in Fair Value of Convertible Note and Warrant Liabilities

Change in fair value of convertible note and warrant liabilities increased by $778, or 2,431%, to a loss of $810 for the three months ended March 31, 2023, from a loss of $32 for the three months ended March 31, 2022. This decrease was primarily due to an increase in fair value of the 2022 Note in the current period.

Interest Income and Other

Interest income and other decreased by $147, or 35%, to $277 for the three months ended March 31, 2023, from $424 for the three months ended March 31, 2022. This decrease was primarily due to less interest earned on our marketable securities in the current period.

Interest Expense and Other

Interest expense and other decreased by $519, or 151%, to a gain of $176 for the three months ended March 31, 2023, from a loss of $343 for the three months ended March 31, 2022. This decrease was primarily due to a favorable increase in accretion of discounts on marketable securities, resulting in a net decrease within Amortization of premiums (accretion of discounts) on marketable securities, net, of $524.

Provision for Income Tax Expense

Provision for income tax expenses increased to $19 for the three months ended March 31, 2023, from $8 for the three months ended March 31, 2022. This increase is due to changes in pretax income (loss) in the U.S. and certain foreign entities and changes in tax rates.

Net Loss

Net loss increased by $1,384, or 6%, to $26,265 for the three months ended March 31, 2023, from $24,881 for the three months ended March 31, 2022. This increase was primarily due to an increase in cost of revenue and operating expenses.

Liquidity and Capital Resources

Sources of Liquidity

Our capital requirements will depend on many factors, including, but not exclusively, sales volume and timing of revenue, the timing of an OEM design win, our ability to extend our cash runway based on the restructuring initiatives announced in the first quarter of 2023, the timing and extent of spending to support R&D efforts, and market adoption of new and enhanced products and features. As of March 31, 2023, our cash, cash equivalents, and marketable securities totaled $74.1 million.

To date, our principal sources of liquidity have been proceeds received from the issuance of equity. In December 2021, we entered into a Common Stock Purchase Agreement, or CSPA, with Tumim Stone Capital LLC, or Tumim Stone, pursuant to which we have the right, but not the obligation, to issue and sell to Tumim Stone, over a 36-month period, up to $125,000 of the Company’s common stock. On May 6, 2022, the Company filed a Registration Statement on Form S-1, which related to the offer and resale of up to 30,865,419 shares of our common stock to be purchased by Tumim Stone, pursuant to the CSPA. As of March 31, 2023, 1,145,000 shares were issued under this CSPA. In September 2022, we entered into a Securities Purchase Agreement ("SPA") with an investor allowing for the sale and issuance of two convertible notes, each with cash proceeds of $9,850, for a total of $20,000 in proceeds between the two issuances (each, a "Note Closing"). On September 15, 2022, we closed the first Note Closing with the investor and received cash proceeds of $9,850 (net of fees paid to the investor). The second Note Closing may occur, at our option, after the ninetieth (90th) calendar day after the first Note Closing and provided that we meet certain equity conditions. Until we can generate sufficient revenue from the sale of our products to cover operating expenses, working capital, and capital expenditures, we expect the funds raised in the business combination with CF Finance Acquisition Corp. III and PIPE financing, as well as any future funds from the CSPA and SPA, and other potential sources of capital, to fund our near-term cash needs.

If we are required to raise additional funds by issuing equity securities, dilution of stockholders will result. Any debt securities issued may also have rights, preferences, and privileges senior to those of holders of our common stock. The terms of debt securities or borrowings could impose significant restrictions on our operations. We may also be unable to raise additional capital through the sale of securities and debt financing, or to do so on terms that are favorable to us, particularly given current capital market and overall macroeconomic conditions.

For the three months ended March 31, 2023 and 2022, we had a net loss of $26,265 and $24,881, respectively. We anticipate that we will continue to incur losses for at least the next several years. Despite the recent restructuring initiatives, we expect that our research and development, selling and marketing, and general and administrative expenses will continue to exceed our operating income and, as a result, we may need additional capital resources to fund our operations. We believe that the net proceeds from the business combination with CF Finance Acquisition Corp. III, PIPE financing, CSPA, and SPA, together with our existing cash, cash equivalents, and marketable securities, will enable us to fund our operating expenses, working capital, and capital expenditure requirements for a period of at least twelve months from May 11, 2023. If our cash needs are greater than we anticipate, we may be required to reduce our operating expenses even further or raise additional capital sooner. Reducing our operating expenses could be very challenging for us, since we have already undertaken significant operating expense reductions; further reductions could adversely impact our business operations. Our plans for the use of cash in the long-term (beyond the twelve months indicated above) are similarly related to funding operating expenses and capital expenditure requirements as we continue to scale the business. For additional information regarding our cash requirements from lease obligations, convertible note obligations, and contractual obligations, see Notes 5, 6, and 14 to the Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report on Form 10-Q.

On March 10, 2023, Silicon Valley Bank, or SVB, was closed by the California Department of Financial Protection and Innovation, and the Federal Deposit Insurance Corporation, or FDIC, was appointed as receiver. We had and continue to have deposit accounts at SVB. The standard deposit insurance amount is up to $250 thousand per depositor, per insured bank, for each account ownership category. We do not maintain any other material accounts or lines of credit with SVB. On March 13, 2023, we regained access to all of our money held at SVB. We continue to maintain an operating account at SVB, but have subsequently established operating accounts at other financial institutions as well to mitigate the risks associated with any one financial institution's potential insolvency or receivership.

Cash Flow Summary

	Three months ended March 31,
	2023	2022
	(in thousands)
Net cash provided by (used in):
Operating activities	$(17,195)	$(16,023)
Investing activities	$21,477	$14,726
Financing activities	$(2,845)	$(1,709)

Operating Activities

For the three months ended March 31, 2023, net cash used in operating activities was $17,195. Factors affecting our operating cash flows during this period were a net loss of $26,265, offset by stock-based compensation of $6,513, change in fair value of convertible note and warrant liabilities of $810, noncash lease expense of $350, depreciation and amortization of $330, and inventory write-downs of $208. Within operating activities, the net change in operating assets and liabilities was cash provided of $879, primarily driven by decreases in prepaid and other current assets and accounts receivable of $2,722 and $494, respectively. Cash provided was partially offset by cash used by decreases in accounts payable, contract liabilities, and operating lease liabilities of $985, $511, and $392, respectively, and increases in inventories of $386.

For the three months ended March 31, 2022, net cash used in operating activities was $16,023. Factors affecting our operating cash flows during this period were a net loss of $24,881, offset by stock-based compensation of $5,340, depreciation and amortization of $208, inventory write-downs of $267, and amortization of premiums and accretion of discounts on marketable securities, net of changes in accrued interest of $594. Within operating activities, the net changes in operating assets and liabilities were cash used of $2,100, primarily driven by an increase in inventories of $436, and decreases in accrued expenses and other current liabilities of $645, accounts payable of $567, and contract liabilities of $767, offset by decreases in prepaids and other current assets of $510 and accounts receivable of $3,930.

Investing Activities

For the three months ended March 31, 2023, net cash provided by investing activities was $21,477. The primary factor affecting net cash provided by investing activities during this period were the proceeds from redemptions and maturities of marketable securities of $22,000, offset by purchases of property and equipment of $599.

For the three months ended March 31, 2022, net cash used in investing activities was $14,726. The primary factor affecting net cash used in investing activities during this period was the proceeds from redemptions and maturities of marketable securities of $15,500.

Financing Activities

For the three months ended March 31, 2023, net cash used in financing activities was $2,845. The primary factors affecting our financing cash flows during this period were payments for convertible note redemptions of $2,300 and payments for taxes related to net settlement of equity awards of $868, partially offset by proceeds from the exercise of stock options of $323.

For the three months ended March 31, 2022, net cash used in financing activities was $1,709. The primary factor affecting our financing cash flows during this period was payments for taxes related to the net settlement of equity awards of $1,931, partially offset by proceeds from the exercise of stock options of $222.

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

During the three months ended March 31, 2023, there were no significant changes in our critical accounting policies and estimates as compared to those previously disclosed in "Critical Accounting Policies and Estimates" in "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in our 2022 Annual Report on Form 10-K.

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

We are an “emerging growth company” as defined in Section 2(a) of the Securities Act, and we have elected to take advantage of the benefits of the extended transition period for new or revised financial accounting standards. Following the closing of the business combination with CF Finance Acquisition Corp. III,, we will remain an emerging growth company until the earliest of (i) the last day of the fiscal year in which the market value of common stock that is held by non-affiliates exceeds $700 million as of the end of that year’s second fiscal quarter, (ii) the last day of the fiscal year in which the Company has total annual gross revenue of $1.07 billion or more during such fiscal year (as indexed for inflation), (iii) the date on which the Company has issued more than $1.0 billion in non-convertible debt in the prior three-year period, or (iv) December 31, 2025. We expect to continue to take advantage of the benefits of the extended transition period, although we may decide to adopt such new or revised accounting standards early to the extent permitted by such standards. This may make it difficult or impossible to compare our financial results with the financial results of another public company that is either not an emerging growth company or is an emerging growth company that has chosen not to take advantage of the extended transition period exemptions because of the potential differences in accounting standards used.

Recent Accounting Pronouncements

See Note 1 to our financial statements included elsewhere in this Quarterly Report on Form 10-Q for recently adopted accounting pronouncements as of the date of this Quarterly Report on Form 10-Q.

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

Interest Rate Risk

As of March 31, 2023, we had cash, cash equivalents, and marketable securities of $74.1 million, which consisted primarily of deposits in our bank accounts, money market funds, and marketable securities. Such interest-earning instruments carry a degree of interest rate risk. Our 2022 Note bears a fixed interest rate, and therefore is not subject to interest rate risk. Our investment policy is focused on the preservation of capital and supporting our liquidity needs. We invest in highly rated securities, while limiting the amount of credit exposure to any one issuer, other than the U.S. government. A hypothetical 10% change in interest rates would not have a material impact on our financial condition or results of operations due to the short-term nature of our cash, cash equivalents, and marketable securities.

Credit Risk

Our concentration of credit risk is determined by evaluating each customer that accounts for more than 10% of our accounts receivable. As of March 31, 2023, there were four customers each accounting for 10% or more of our accounts receivable.

We perform credit evaluations as needed and generally do not require collateral from our customers. We analyze accounts receivable, historical percentages of uncollectible accounts, and changes in payment history when evaluating the expected credit losses on customers’ accounts. At March 31, 2023 and 2022, we did not have write-offs and did not record an allowance for credit losses on the condensed consolidated balance sheets.

Foreign Currency Exchange Risk

Our foreign currency exchange gains and losses have been generated primarily from fluctuations in the euro versus the U.S. dollar, South Korean won versus the U.S. dollar, and the Japanese yen versus the U.S. dollar. The functional currency of all our entities is the U.S. dollar. Monetary assets and liabilities and transactions denominated in currencies other than an entity’s functional currency are remeasured into its functional currency using current exchange rates, whereas non-monetary assets and liabilities are remeasured using historical exchange rates. We recognize gains and losses from such remeasurements within interest income and other, or interest expense and other, as applicable on the condensed consolidated statements of operations and comprehensive loss in the period of occurrence. We have in the past experienced, and in the future expect to experience, foreign currency exchange gains and losses on our non-functional currency-denominated balances. Foreign currency exchange gains and losses could have a material adverse effect on our business, operating results, and financial condition. To date, we have not engaged in exchange rate hedging activities, and we do not expect to do so in the foreseeable future.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have evaluated the effectiveness of our disclosure controls and procedures as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the fiscal quarter ended March 31, 2023. Based on this review, our principal executive officer and principal financial officer have concluded that these disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2023.

Management’s Report on Internal Controls Over Financial Reporting

As discussed in our 2022 Annual Report on Form 10-K, we concluded that our internal control over financial reporting was effective as of December 31, 2022.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarterly period ended March 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors
In conducting our business, we may face risks and uncertainties that may interfere with our business objectives. You should carefully consider the following risk factors, as well as all of the other information contained in this Quarterly Report, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our condensed consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report. The risks and uncertainties below are not the only ones that we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that adversely affect our business. The occurrence of any of the following risks, or others specified below, could materially and adversely affect our business, strategies, prospects, financial condition, results of operations, and cash flows. In such case, the market price of our common stock could decline, and you could lose all or part of your investment.

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

•The complexity of our products could result in unforeseen delays or expenses from undetected defects, errors, or reliability issues in our hardware or software which could reduce the market adoption of our products, damage our reputation with current or prospective customers, and expose us to product liability and other claims, thereby adversely affecting our operating costs.

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

We have incurred net losses in each year since our inception. In the three months ended March 31, 2023 and 2022, we incurred net losses of approximately $26.3 million and $24.9 million, respectively. We expect that we will continue to incur significant losses through at least the next several years as we:

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

As of March 31, 2023, we had an accumulated deficit of approximately $276.8 million. Even if we are able to increase sales or licensing of our products, there can be no assurance that we will be commercially successful. Since we will incur the costs and expenses from these efforts prior to receiving incremental revenues with respect thereto, our losses in future periods will be significant. In the past, design wins, the first step towards commercialization with a particular OEM, have taken longer than originally expected. Such delays, including delays that may occur in the future, will impact the timing of our revenue. If our products do not achieve sufficient market acceptance, we will not become profitable. If we fail to become profitable, or if we are unable to fund our continuing losses, we may be unable to continue our business operations. There can be no assurance that we will ever achieve or sustain profitability.

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

We intend to raise additional capital, either by issuing equity, debt, or a combination of the two, in order to respond to market timing delays, technological advancements, competition, competitive technologies, customer demands, business opportunities, other challenges, potential acquisitions, unforeseen circumstances, or other reasons. In order to further business relationships with current or potential customers or partners, we may issue equity or equity-linked securities to such customers or partners. Despite the need for additional capital, we may not be able to timely secure additional debt or equity financing on favorable terms, or at all. If we raise additional capital through the issuance of equity or convertible debt or other equity-linked securities, or if we issue equity or equity-linked securities to current or potential customers to further our business relationships, our existing stockholders would likely experience dilution, which may be significant. Any debt financing obtained by us in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital or to pursue business opportunities, including potential acquisitions. If we are unable to obtain adequate financing or financing on terms satisfactory to us, when we require it, our ability to continue to support our business and to respond to business challenges could be significantly limited.

The market price and trading volume of our common stock may be volatile and could decline significantly.

The stock markets, including Nasdaq on which we list our shares of common stock, have from time to time experienced significant price and volume fluctuations. Even if an active, liquid, and orderly trading market develops and is sustained for our common stock, the market price of our common stock may continue to be volatile and could decline significantly. Most recently, since December 6, 2022, our stock has closed below $1.00 per share. As previously disclosed, on January 20, 2023, we received a notice from Nasdaq that we were no longer in compliance with the $1.00 per share minimum bid price requirement for continued listing on Nasdaq. Although the notification does not have an immediate impact on our Nasdaq listing, we were given a period of 180 calendar days, or until July 19, 2023, to regain compliance with the requirement. If we do not regain compliance by July 19, 2023, we may be eligible for a second 180-day compliance period. If we are unable to regain compliance with the minimum bid price requirement during the compliance period, we will be subject to delisting from Nasdaq. In addition, the trading volume of our common stock may fluctuate significantly, which can have significant impact on the price of our common stock If the market price of our common stock declines significantly, you may be unable to resell your shares at an attractive price, or at all. We cannot assure you that the market price of our common stock will not fluctuate widely or decline significantly in the future.

Our business could be materially and adversely affected by the lingering impacts of the global COVID-19 pandemic or other epidemics and outbreaks.

The COVID-19 pandemic had disrupted and affected our business operations, which has led to business and supply chain disruptions. The lingering effects of the pandemic are likely to continue to disrupt our business and supply chain in the future. For example, our offices and R&D and manufacturing locations had been, and may continue to be, impacted due to national and regional government declarations requiring closures, quarantines, and travel restrictions, although nearly all government-imposed restrictions have been significantly reduced in most parts of the world. However, given the unpredictable nature of COVID-19 and its variants, it is difficult, if not impossible, to predict, whether any government-imposed restrictions will be reimposed at previous levels or enhanced in one or more ways impacting our business operations or those of third parties upon which we rely. The lingering effects of the COVID-19 pandemic, including associated business interruptions and recovery, as well as other possible epidemics or outbreaks of other contagions could result in a material adverse impact on our business operations, or the business operations of our current or anticipated customers and suppliers, including the potential reduction or suspension of operations in the U.S. or other parts of the world. Our design and engineering operations, among others, cannot all be conducted remotely and often require on-site access to materials and equipment. We have customers, suppliers, and partners with international operations, and our customers, suppliers, and partners also depend on suppliers and manufacturers worldwide, which means that our business and prospects could be affected by the lingering effects of the COVID-19 pandemic anywhere in the world. Depending upon the duration of the lingering effects of the COVID-19 pandemic and the associated business interruptions, our customers, suppliers, manufacturers, and partners may suspend or delay their engagements with us. We and our customers’ and suppliers’ response to the lingering effects of the COVID-19 pandemic may prove to be inadequate and they may be unable to continue their respective operations in the manner they had prior to the outbreak or the worsening of the outbreak, and we may consequently endure interruptions, reputational harm, delays in our product development, and shipments, all of which could have an adverse effect on our business, operating results, and financial condition. In addition, we cannot assure you as to the timing of the economic recovery given the lingering effects of the pandemic, which could have a material adverse effect on our target markets and our business.

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

•the timing of when our customers adopt our technology into their vehicles on a commercial basis which could be delayed for regulatory, safety, or reliability issues unrelated to our technology;

•undetected or unknown errors, defects, or reliability issues in our hardware or software which could reduce the market adoption of our existing or new products;

•loss of business with respect to the failure or lack of commercial success of a vehicle model for which we are a significant supplier for reasons unrelated to our technology;

•a decline, for any reason, in the production levels of our customers, particularly with respect to models which incorporate our technology;

•customer cancellations of their contracts;

•if our products are included as part of a vehicle option package, the extent to which end customers select it; and

•other risk factors set forth in this Quarterly Report.

We are substantially relying on our relationship with Continental AG; our business could be materially and adversely affected if our relationship with Continental was terminated, or if Continental is unable to obtain a sufficient number of design wins and enter into definitive agreements or other commercial arrangements with automotive OEMs with respect to such design wins.

Our business prospects are substantially based on our relationship with Continental. We have entered into an agreement with Continental pursuant to which Continental licenses from us the rights to manufacture and integrate our lidar solution into automotive OEM model lines through long-term series production contracts with automotive OEMs. There can be no assurance that we will be able to maintain or further our relationship with Continental and/or that Continental will secure orders for our product designs and software. If we are unable to maintain or progress our relationship with Continental, or if Continental is unable to secure a sufficient number of design wins and enter into definitive agreements or other commercial arrangements with automotive OEMs, then our business could be materially and adversely affected.

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

The production of our components is dependent on sourcing certain key components and raw materials at acceptable price levels. We have experienced, and may continue to experience, supply chain-induced shortages of key components, leading to a scarcity of such components, a limited availability of such components at greatly inflated prices, or both. If we or our licensees or contract manufacturers are unable to adequately reduce and control the costs of such key components, we or they will be unable to realize manufacturing costs targets, which could reduce the market adoption of our products, damage our reputation with current or prospective customers, and have an adverse effect on our brand, business, prospects, financial condition, and operating results.

Continued pricing pressures, automotive OEM and Tier 1 supplier cost reduction initiatives, and the ability of automotive OEMs and Tier 1 suppliers to utilize alternatives or cancel vehicle or technology programs may result in lower than anticipated revenues, or cause substantial losses, which may adversely affect our business.

Cost-cutting initiatives adopted by our customers may result in continued downward pressure on pricing. Our agreements and partnerships with automotive OEMs and Tier 1 suppliers may require step-downs in pricing over the term of the agreement or partnership, or if commercialized, over the period of production. In addition, our automotive OEM and Tier 1 suppliers often reserve the right to terminate their supply contracts for convenience, which enhances their ability to obtain price concessions. Automotive OEMs and Tier 1 suppliers also possess significant leverage over their suppliers, including us, because the automotive component supply industry is highly competitive, serves a limited number of customers, and has a high fixed cost base. See also the risk factor entitled, “We operate in a highly competitive market involving emerging technology. We compete against a number of competitors, some of whom have substantially greater resources than us,” below.

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

We expect to continue to incur substantial R&D costs and devote significant resources to identifying and commercializing new products, which could significantly reduce our profitability and may never result in revenue for us.

Our future growth depends on penetrating new markets, adapting existing products to new applications and customer requirements, and introducing new products that achieve market acceptance. We expect to continue to incur substantial R&D costs as part of our efforts to design, develop, manufacture, and commercialize new products and enhance existing products. Our R&D expenses were approximately $9.4 million and $8.6 million during the three months ended March 31, 2023 and 2022, respectively, and may increase in the future. Because we account for R&D as an operating expense, these expenditures will adversely affect our results of operations in the future. Further, our R&D program may not produce successful results, and our new products may not achieve market acceptance, create additional revenue, or become profitable.

Although we believe that lidar is an essential technology for autonomous vehicles and other emerging applications, market adoption of lidar is uncertain. If market adoption of lidar does not continue to develop, or adoption is deferred, or otherwise develops more slowly than we expect, our business will be adversely affected.

While our artificial intelligence-driven lidar-based sensing system can be applied to different use cases across end markets, approximately 81% and 58% of our revenue during the three months ended March 31, 2023 and 2022, respectively, was generated from automotive applications with a few customers in the aerospace, delivery, shuttle, railway, mining, and aviation sectors. Despite the fact that the automotive industry has expended considerable effort to research and test lidar products for ADAS and autonomous driving applications, the automotive industry may not introduce lidar products in commercially available vehicles on a timeframe that matches our expectations, or at all. We continually study emerging and competing sensing technologies and methodologies and we may incorporate new sensing technologies to our product portfolio over time. However, lidar products remain relatively new and it is possible that other sensing modalities, or a new disruptive modality based on new or existing technologies, including a combination of technologies, will achieve acceptance or leadership in the ADAS and autonomous driving space. Even if lidar products are used in initial generations of autonomous driving technology and ADAS products, we cannot guarantee that lidar products will be designed into or included in subsequent generations of such commercialized technology. In addition, we expect that initial generations of autonomous vehicles will be focused on limited applications, such as robo-taxis and shuttles, and that mass market adoption of autonomous technology may lag significantly behind these initial applications. The speed of market adoption and growth for ADAS or autonomous vehicles is difficult, if not impossible, to predict, and it is more difficult to predict this market’s future growth in light of the economic consequences of the lingering effects of the COVID-19 pandemic and other macroeconomic factors. Although we currently believe we have a differentiated market leading technology for the autonomous vehicle market, by the time mass market adoption of autonomous vehicle technology is achieved, we expect competition among providers of sensing technology based on lidar and other modalities to increase substantially. If, by the time autonomous vehicle technology achieves mass market adoption, commercialization of lidar products is not successful, or not as successful as we or the market expects, or if other sensing modalities gain acceptance by developers of ADAS products, automotive OEMs, regulators, safety organizations, or other market participants, our business, results of operations, and financial condition will be materially and adversely affected.

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

Sales to international customers accounted for 14% and 6% of our revenue for the three months ended March 31, 2023 and 2022, respectively. We are committed to growing our international sales, and while we have committed resources to expanding our international operations and sales channels, these efforts may not be successful. International operations are subject to a number of other risks, including:

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

Our products are intended to be combined with third-party hardware and software as part of larger systems. These larger systems are also highly technical, complex, and require high standards to manufacture. The third-party components incorporated into these larger systems, have been and will be subject to defects, errors, and reliability issues during development, production, and use. Should these third-party components, in which our products are intended to be combined with, fail or require action to correct the defects or errors, it would delay the release or sale of the larger system in which our products are to be incorporated, thereby adversely affecting our financial results. As the production of third-party components are largely outside of our control, we are subject to such third parties investing sufficient time and resources to correct any defects or errors. For example, if a third-party reseller intended to overlay perception software on our product prior to resale, but such perception software contained defects or errors such that it could not be introduced into the market, the sales of our products would be delayed or cancelled, thereby adversely affecting our financial results.

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

While we make our strategic planning decisions based on the assumption that the markets we are targeting will grow, our business is dependent, in large part on, and directly affected by, business cycles and other factors affecting the global automotive industry and the global economy generally. Automotive production and sales are highly cyclical and depend on general economic conditions and other factors, including consumer spending and preferences, changes in interest rates (which have recently seen significant increases) and credit availability, changes in inflation rates (which the U.S has recently experienced), consumer confidence, fuel costs, fuel availability, environmental impact, governmental incentives and regulatory requirements, and political volatility, especially in energy-producing countries and growth markets. Increases in interest rates, especially if coupled with reduced government spending and volatility in financial markets, may have the effect of further increasing economic uncertainty and heightening these risks, which may impact our ability to raise additional capital in the future. The March 2023 failure of Silicon Valley Bank and its potential near- and long-term effects on the technology industry and its participants such as our vendors, suppliers, and investors, may also adversely affect our operations and stock price. In addition, the recent outbreak of hostilities between Russia and Ukraine and global reactions thereto have increased U.S. domestic and global energy prices. Oil supply disruptions related to the Russia-Ukraine conflict, and sanctions and other measures taken by the U.S. and its allies, could lead to higher costs for gas, food, and goods in the U.S. and exacerbate the inflationary pressures on the economy, with potentially adverse impacts on our customers and on our business, results of operations, and financial condition. Moreover, certain raw materials needed to produce components that are incorporated into our products, and the products of our customers, are primarily derived in the region in which the Russia-Ukraine conflict is occurring. The longer the Russia-Ukraine conflict continues and the more damage to Ukrainian infrastructure that occurs, the greater the impact could be on the supply of such raw materials, and the failure to have access to such raw materials could have an adverse effect on our business and results of operations. In addition, the Cybersecurity and Infrastructure Security Agency, or CISA, has warned all organizations in the U.S. to be on guard against possible cyber attacks coming from Russia which has the potential to disrupt business operations, limit access to essential services, and threaten public safety.

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

If we and our partners are able to secure design wins so that our solutions are included in autonomous driving and ADAS products, we expect that we, or our Tier 1 partners, will enter into supply agreements with that customer. Market practice dictates that these supply agreements typically require us to supply a customer’s requirements for a particular vehicle model or autonomous driving or ADAS product, rather than supply a set number of products. These arrangements can have short terms, be subject to renegotiation, or may be reduced or otherwise terminated, the occurrence of any of which may affect product pricing and future profitability. Therefore, even if we are successful in obtaining design wins, and we or our Tier 1 partners are able to enter into definitive agreements with OEMs, and the systems into which our products are built are commercialized, the discontinuation of, the loss of business with respect to, or a lack of commercial success of a particular vehicle model or technology package for which we are a significant supplier could mean that the expected sales of our products will not materialize, materially and adversely affecting our business.

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

Although we have and continue to pursue a broad customer base, we are dependent on a collection of customer relationships which are currently in development, with strong purchasing power. For the three months ended March 31, 2023 and 2022, Continental AG accounted for approximately 81% and 58% of our revenue, respectively. The loss of business from any of our major customers (whether by lower overall demand for our products, component shortages that impact our customers’ production plans or product development plans, cancellation of existing contracts or product orders, or the failure to design in our products, or an award of initial or new business) could have a material adverse effect on our business.

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

In December 2021, we entered into the CSPA with Tumim Stone pursuant to which Tumim Stone committed to purchase, subject to certain limitations, up to $125 million of our common stock should we elect to sell our common stock to them. On May 6, 2022, we filed a Registration Statement on Form S-1, which relates to the offer and resale of up to 30,865,419 shares of our common stock to be purchased by Tumim Stone, pursuant to the CSPA. Should we decide to sell our common stock to Tumim Stone, stockholders will experience dilution of their interest in us, which dilution will be heightened if the price at which we sell the common stock is low, as there is no minimum price at which we can sell our common stock under the CSPA. Moreover, under the CSPA, with some exceptions, we can only sell to Tumim Stone the lesser of: (i) a total of 30,865,419 shares of our common stock or (ii) a number of shares where Tumim Stone would own no more than 9.99% of our outstanding shares, which at May 5, 2023, we had 176,891,993 shares outstanding. At values below $4.05 per share, we would likely not be in a position to realize the full commitment of $125 million under the CSPA and existing stockholders would experience significant dilution. As of March 31, 2023, the Company had issued 1,145,000 shares of its common stock under the CSPA for proceeds of $2.9 million. Therefore, the actual number of shares we will be able to sell to Tumim Stone, the amount of dilution our stockholders will experience upon the sale of our common stock under the CSPA, and the total proceeds that we will derive from such sales, cannot be determined at this time.

The Securities Purchase Agreement, or SPA, we entered into with 3i, LP, or 3i, in September 2022, contemplates the ability for us to borrow up to $21 million, however, due to contractual limitations contained in the SPA, we may be unable to borrow the full amount contemplated under the SPA, and we may not have the option to repay the loan to 3i with stock if certain requirements are not met.

In September 2022, we entered into a SPA with 3i pursuant to which 3i committed to lend to us up to $21 million pursuant to related convertible notes. The transaction contemplated that the borrowings would occur in two tranches, each in the gross amount of $10.5 million. The first tranche, in the gross amount of $10.5 million, was lent to us at or about the time we entered into the SPA. The second tranche under the SPA, can be drawn at our option, subject to satisfaction of certain conditions specified in the SPA, including, without limitation, (i) absence of an uncured event of default, as defined, (ii) there being a sufficient number of authorized but unissued shares of our common stock available for issuance, (iii) the daily volume weighted average price of our common stock exceeding $1.50 for the twenty (20) trading days prior to the draw of the second tranche, (iv) the average daily trading volume of our common stock exceeding $1.5 million for twenty (20) days prior to the draw of the second tranche, and (v) the outstanding balance of the first tranche being less than $2 million. These conditions can be waived by the lender, but the lender has no obligation to do so. A number of the foregoing conditions have not been satisfied as of May 5, 2023, and we can provide no assurance that such conditions will be satisfied in the future to allow us to borrow the additional $10.5 million under the SPA. In addition, to use equity rather than cash to repay the principal and interest under the convertible note, we must meet certain requirements, including that the average daily trading volume of our common stock exceeds $500,000 for the twenty (20) trading days prior to the due date of the payment under promissory note. Our average daily trading volume has not consistently exceeded $500,000, and we can provide no assurances that we will be able to meet this condition prior to any of the payment dates under the convertible note. Unless the lender waives this condition, we will be required to make the payments under the convertible note in cash.

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

In addition to the impact of the Tax Act on our federal taxes, the Tax Act may impact our taxation in other jurisdictions, including with respect to state income taxes. State legislatures have generally not responded to the Tax Act. Accordingly, there is uncertainty as to how the laws will apply in the various state jurisdictions. Additionally, other foreign governing bodies may enact changes to their tax laws in reaction to the Tax Act that could result in changes to our global tax position and materially and adversely affect our business, results of operations, and financial condition. Additionally, the Internal Revenue Service, or IRS, and several foreign tax authorities have increasingly focused attention on intercompany transfer pricing with respect to sales of products and services and the use of intangibles. Tax authorities could disagree with our future intercompany charges, cross-jurisdictional transfer pricing, or other matters and assess additional taxes. If we do not prevail in any such disagreements, our profitability may be affected.

Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.

As of December 31, 2022, we had approximately $184 million of U.S. federal, and approximately $127.6 million of state net operating loss carryforwards available to reduce future taxable income. Of the approximately $184 million in U.S. federal operating loss carryforwards, approximately $171.8 million will be carried forward indefinitely for U.S. federal tax purposes and approximately $12.3 million will begin to expire in 2033. All of our U.S. state net operating loss carryforwards will expire between 2029 and 2041. It is possible that we will not generate taxable income in time to use these net operating loss carryforwards before their expiration, or at all. Under legislative changes made in December 2017, U.S. federal net operating losses incurred in 2018 and in future years may be carried forward indefinitely, but the deductibility of such net operating losses is limited. It is uncertain if and to what extent various states will conform to the newly enacted federal tax law. In addition, the federal and state net operating loss carryforwards and certain tax credits may be subject to significant limitations under Section 382 and Section 383 of the U.S. Tax Code, respectively, and similar provisions of state law. Under those sections of the U.S. Tax Code, if a corporation undergoes an “ownership change,” the corporation’s ability to use pre-change net operating loss carryforwards and other pre-change attributes, such as research tax credits, to offset our post-change income or tax may be limited. In general, an “ownership change” will occur if there is a cumulative change in our ownership by “5-percent shareholders” that exceeds 50 percentage points over a rolling three-year period. Similar rules may apply under state tax laws.

We are highly dependent on the services of our executive officers, in particular Luis Dussan, one of our founders and Chief Technology Officer, and Matthew Fisch, our Chief Executive Officer.

We are highly dependent on our executive officers, in particular, one of our founders, Luis Dussan, our Chief Technology Officer, and Matthew Fisch, our Chief Executive Officer. Mr. Dussan created our solution platform and remains deeply involved in our business, particularly in technology development. Mr. Fisch recently joined us to lead our growth and expansion strategy and his exceptional leadership skills, technical knowledge, and industry insight are critical to us.

In addition, we are also dependent on the services of our other executive officers, including Andrew S. Hughes, our General Counsel, T. R. Ramachandran, our Chief Operating Officer, and Conor Tierney, our Chief Financial Officer. The loss of any of our executive officers or other senior executives could adversely affect our business because the loss could make it more difficult to, among other things, compete with other market participants, continue to develop innovative product designs, and retain existing customers or cultivate new ones. Negative public perception of, or negative news related to any of our executive officers or senior executives may adversely affect our brand, relationship with customers, or standing in the industry.

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

Our business is subject to the risks of earthquakes, fires, floods, and other natural catastrophic events, pandemics, and interruptions by manufactured events, such as terrorism. Material disruptions of our business or information systems resulting from these events could adversely affect our operating results.

A significant natural disaster, such as an earthquake, fire, flood, hurricane, or significant power outage or other similar events, such as infectious disease outbreaks or pandemic events, including the lingering effects of the COVID-19 pandemic, could have an adverse effect on our business and operating results. The lingering effects of the COVID-19 pandemic may have the effect of heightening many of the other risks described in this “Risk Factors” section, such as the demand for our products, our ability to achieve or maintain profitability, and our ability to raise additional capital in the future. Our corporate headquarters and major operations are located in the San Francisco Bay Area of California, which experienced, and could experience again, a high number of COVID-19 pandemic cases and is also a region known for significant seismic activity. In addition, natural disasters, acts of terrorism, or war could cause disruptions in our operations, our or our customers’ or channel partners’ businesses, our suppliers’ businesses, or the economy as a whole. We also rely on information technology systems to communicate among our workforce and with third parties. Any disruption to our communications, whether caused by a natural disaster or by manufactured events, such as power disruptions, could adversely affect our business. We do not have a formal disaster recovery plan or policy in place and do not currently require that our suppliers have such plans or policies in place. To the extent that any such disruptions result in delays or cancellations of orders or impede our suppliers’ ability to timely deliver components, or the deployment of our products, our business, operating results, and financial condition would be adversely affected.

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

We are at risk for interruptions, outages, and breaches of our operational systems, including our business, financial, accounting, product development, and production processes, owned by us, our suppliers, or our partners; our facility security systems, owned by us, our suppliers, or our partners; our in-product technology owned by us, our suppliers, or our partners; the integrated software in our or our partners' lidar solutions; or the data that we process or our suppliers process on our behalf. In mid-2022, our partner, Continental, experienced a cyberattack in which data was improperly taken from their servers. To date, Continental has not notified us that any data belonging to us was compromised. A cyber incident is considered to be any adverse event that threatens the confidentiality, integrity, or availability of our information resources. These incidents may be an intentional attack or an unintentional event and could involve gaining unauthorized access to our information systems or those of our third-party vendors for purposes of misappropriating assets, stealing confidential information, corrupting data, or causing operational disruption. Such cyber incidents could materially disrupt operational systems; result in loss of intellectual property, trade secrets, or other proprietary or competitively sensitive information; compromise certain information of employees, suppliers, or others; jeopardize the security of our facilities; or affect the performance of in-product technology and the integrated software in our lidar solutions. A cyber incident could be caused by disasters, insiders (through inadvertence or with malicious intent), or malicious third parties (including nation-states or nation-state supported actors) using sophisticated, targeted methods to circumvent firewalls, encryption, and other security defenses, including hacking, fraud, trickery, phishing, or other forms of deception. The risks of a cybersecurity breach against companies based in the U.S., like us, may be enhanced as a byproduct of the on-going war in Ukraine, or by state-sponsored actors, primarily located in, or sponsored by, China, Russia, or North Korea. Despite careful security and controls design, our information technology systems and the systems used by our third-party vendors, may be subject to security breaches and cyberattacks the result of which could include disrupted operations, misstated or unreliable financial data, liability for stolen assets or information, increased cybersecurity protection and insurance costs, litigation, and damage to business relationships.

The techniques used by cyber attackers change frequently and may be difficult to detect for long periods of time. Continental, for example, failed to provide notice of the mid-2022 breach to us for about one month. Although we maintain information technology measures designed to protect us against intellectual property theft, data breaches, and other cyber incidents, such measures will require continual updates and improvements, and we cannot guarantee that such measures will be adequate to detect, prevent, or mitigate cyber incidents. The implementation, maintenance, segregation, and improvement of these systems requires significant management time, support, and cost. Moreover, there are inherent risks associated with developing, improving, expanding, and updating current systems, including the disruption of our data management, procurement, production execution, finance, supply chain, and sales and service processes. These risks may affect our ability to manage our data and inventory; procure parts or supplies; produce, sell, deliver, or service our solutions; adequately protect our intellectual property; or achieve and maintain compliance with, or realize available benefits under, applicable laws, regulations, and contracts. We cannot be sure that the systems upon which we rely, including those of our third-party vendors or suppliers, will be effectively implemented, maintained, or expanded as planned. If we do not successfully implement, maintain, or expand these systems as planned, our operations may be disrupted, our ability to accurately and timely report our financial results could be impaired, and deficiencies may arise in our internal control over financial reporting, which may impact our ability to certify our financial results. Moreover, our proprietary information or intellectual property could be compromised or misappropriated, and our reputation may be adversely affected. If these systems do not operate as we expect them to, we may be required to expend significant resources to make corrections or find alternative sources for performing these functions. As our reliance on technology has increased, so have the risks posed to our information systems, both internal and those provided by third-party service providers. We have implemented processes, procedures, and internal controls to help mitigate cybersecurity risks and cyber intrusions, but these measures, as well as our increased awareness of the nature and extent of a risk of a cyber-incident, do not guarantee that a cyber-incident will not occur and/or that our financial results, operations, or confidential information will not be negatively impacted by such an incident. Further, the remote working conditions resulting from the cultural shifts during and after the COVID-19 pandemic have heightened our vulnerability to a cybersecurity risk or incident.

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

We regularly maintain cash balances at third-party financial institutions, including Silicon Valley Bank, or SVB, in excess of the Federal Deposit Insurance Corporation insurance limit. When SVB was seized by regulators in March of 2023, we maintained our operating account at SVB, Shortly after the seizure by regulators, all of our funds were returned to us. Had the funds not been returned to us, it would have had a significant impact on our liquidity. We continue to maintain an operating account at SVB, but have established operating accounts at other financial institutions as well to mitigate the risk of any one bank failure. However, the failure of any depository institution to return any of our deposits, or if a depository institution is subject to other adverse conditions in the financial or credit markets, could impact access to our cash or cash equivalents and could adversely impact our operating liquidity and financial performance.

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

Any patent applications we file may not ultimately issue or be registered as we anticipated, or at all, which may have a material adverse effect on our ability to prevent others from commercially exploiting products similar to ours.

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

Risks Related to Being a Public Company

We will incur increased costs as a result of operating as a public company, and our management will devote substantial time to compliance initiatives.

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

Most of the members of our management team have limited experience managing a publicly traded company, interacting with public company investors, and complying with the increasingly complex laws pertaining to public companies. Additionally, many members of our management team were recently hired, including our Chief Executive Officer, Matthew Fisch, who joined us in February 2023; our General Counsel, Andrew Hughes, who joined us in March 2021; our Chief Operating Officer, T.R. Ramachandran, who joined us in November 2021; and our Chief Financial Officer, Conor Tierney, who joined us in January 2022. Our management team may not successfully or efficiently manage their new roles and responsibilities. Our transition to being a public company subjects us to significant regulatory oversight and reporting obligations under federal securities laws and the continuous scrutiny of securities analysts and investors. These new obligations and constituents will require significant attention from our senior management and could divert their attention away from the day-to-day management of our business, which could adversely affect our business, financial condition, and operating results.

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

The trading market for our common stock will be influenced by the research and reports that industry or securities analysts may publish about us, our business, our competitors, or our market. If any of the analysts who may cover us change their recommendation regarding our stock adversely, or provide more favorable relative recommendations about our competitors, the price of our common stock would likely decline. If any analyst who may cover us were to cease coverage of us or fail to regularly publish reports on us, we could lose visibility in the financial markets, which could cause our stock price or trading volume to decline.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.
Item 6. Exhibits

Exhibit Number	Description	Form	File Number	Exhibit/Appendix Reference	Filing Date	Filed Herewith
3.1	Second Amended and Restated Certificate of Incorporation of AEye, Inc.	8-K	001-39699	3.1	08/23/2021
3.2	Certificate of Amendment of the Second Amended and Restated Certificate of Incorporation of AEye, Inc.					X
3.3	Amended and Restated Bylaws of AEye, Inc.	8-K	001-39699	3.2	08/23/2021
10.1	Amended and Restated AEye, Inc. 2021 Equity Incentive Plan					X
31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15(d)-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15(d)-14(a) under the Securities Exchange Act of 1934, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (formatted as Inline XBRL)					X
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

Dated: May 11, 2023

AEye, Inc.

By: /s/ Matthew Fisch
Matthew Fisch
Chief Executive Officer and Director
(Principal Executive Officer)

By: /s/ Conor Tierney
Conor Tierney
Chief Financial Officer and Treasurer
(Principal Financial Officer)