Form 10-Q
period 2023-06-30
AEye, Inc.
filed 2023-08-09
CIK 1818644

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of August 4, 2023, the registrant had 184,808,775 shares of common stock, $0.0001 par value per share, outstanding.

AEye, Inc.
Quarterly Report on Form 10-Q
For the Quarterly Period Ended June 30, 2023

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

PART 1. FINANCIAL INFORMATION
Item 1. Financial statements (Unaudited)

AEYE, INC. CONDENSED CONSOLIDATED BALANCE SHEETS (In thousands, except share and par value)
	June 30, 2023	December 31, 2022
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$18,392	$19,064
Marketable securities	40,260	75,135
Accounts receivable, net	290	617
Inventories, net	4,913	4,553
Prepaid and other current assets	3,297	6,181
Total current assets	67,152	105,550
Right-of-use assets	14,749	15,502
Property and equipment, net	7,783	7,665
Restricted cash	—	2,150
Other noncurrent assets	6,235	2,473
Total assets	$95,919	$133,340

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$3,520	$3,218
Accrued expenses and other current liabilities	9,020	9,764
Contract liabilities	150	987
Convertible notes	1,641	8,594
Total current liabilities	14,331	22,563
Operating lease liabilities, noncurrent	15,888	16,681
Other noncurrent liabilities	44	126
Total liabilities	30,263	39,370
COMMITMENTS AND CONTINGENCIES (Note 16)
STOCKHOLDERS’ EQUITY:
Preferred stock—$0.0001 par value: 1,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock—$0.0001 par value: 600,000,000 shares authorized; 181,420,313 and 163,099,124 shares issued and outstanding at June 30, 2023 and December 31, 2022	18	16
Additional paid-in capital	358,833	345,742
Accumulated other comprehensive loss	(390)	(1,279)
Accumulated deficit	(292,805)	(250,509)
Total stockholders’ equity	65,656	93,970
Total liabilities and stockholders’ equity	$95,919	$133,340
The accompanying notes are an integral part of these condensed consolidated financial statements.

AEYE, INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (In thousands, except share and per share data) (Unaudited)
	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
REVENUE:
Prototype sales	$245	$195	$370	$530
Development contracts	326	511	837	1,258
Total revenue	571	706	1,207	1,788
Cost of revenue	1,911	1,427	4,172	2,909
Gross loss	(1,340)	(721)	(2,965)	(1,121)
OPERATING EXPENSES:
Research and development	5,897	10,762	15,339	19,338
Sales and marketing	2,604	5,323	8,872	9,939
General and administrative	6,345	9,827	14,899	21,157
Total operating expenses	14,846	25,912	39,110	50,434
LOSS FROM OPERATIONS	(16,186)	(26,633)	(42,075)	(51,555)
OTHER INCOME (EXPENSE):
Change in fair value of convertible note and warrant liabilities	(116)	141	(926)	109
Interest income and other	301	350	578	774
Interest expense and other	(11)	(307)	165	(650)
Total other income (expense), net	174	184	(183)	233
Provision for income tax expense	19	18	38	26
Net loss	$(16,031)	$(26,467)	$(42,296)	$(51,348)
PER SHARE DATA
Net loss per common share (basic and diluted)	$(0.09)	$(0.17)	$(0.25)	$(0.33)
Weighted average common shares outstanding (basic and diluted)	175,675,994	157,310,419	168,962,722	156,071,676
COMPREHENSIVE LOSS:
Net loss	$(16,031)	$(26,467)	$(42,296)	$(51,348)
Change in net unrealized loss on available-for-sale securities, net of tax	420	(182)	910	(1,238)
Change in fair value due to instrument-specific credit risk, net of tax	—	—	(21)	—
Comprehensive loss	$(15,611)	$(26,649)	$(41,407)	$(52,586)

The accompanying notes are an integral part of these condensed consolidated financial statements.

AEYE, INC. CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY For the six months ended June 30, 2023 and 2022 (In thousands, except share data) (Unaudited)
	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
BALANCE—December 31, 2022	—	$—	163,099,124	$16	$345,742	$(1,279)	$(250,509)	$93,970
Stock-based compensation	—	—	—	—	6,513	—	—	6,513
Issuance of common stock upon exercise of stock options	—	—	2,069,081	—	391	—	—	391
Issuance of common stock upon vesting of restricted stock units	—	—	2,983,790	—	—	—	—	—
Taxes related to net share settlement of equity awards	—	—	(1,320,828)	—	(867)	—	—	(867)
Conversion of convertible note into common stock	—	—	4,138,414	1	1,754	—	—	1,755
Other comprehensive income, net of tax	—	—	—	—	—	469	—	469
Net loss	—	—	—	—	—	—	(26,265)	(26,265)
BALANCE—March 31, 2023	—	$—	170,969,581	$17	$353,533	$(810)	$(276,774)	$75,966
Stock-based compensation	—	—	—	—	4,110	—	—	4,110
Issuance of common stock upon vesting of restricted stock units	—	—	2,562,467	—	—	—	—	—
Taxes related to net share settlement of equity awards	—	—	(895,829)	—	(181)	—	—	(181)
Conversion of convertible note into common stock	—	—	8,119,992	1	1,253	—	—	1,254
Issuance of common stock through Employee Stock Purchase Plan	—	—	664,102	—	118	—	—	118
Other comprehensive income, net of tax	—	—	—	—	—	420	—	420
Net loss			—	—	—	—	(16,031)	(16,031)
BALANCE—June 30, 2023	—	$—	181,420,313	$18	$358,833	$(390)	$(292,805)	$65,656

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
BALANCE—December 31, 2021	—	$—	155,137,237	$16	$320,937	$(391)	$(151,795)	$168,767
Stock-based compensation					5,340	—	—	5,340
Issuance of common stock upon exercise of options	—	—	656,303	—	222	—	—	222
Issuance of common stock upon vesting of restricted stock units	—	—	856,917	—	—	—	—	—
Taxes related to net share settlement of equity awards	—	—	(285,533)	—	(1,149)	—	—	(1,149)
Change in net unrealized loss on available-for-sale securities, net of tax	—	—	—	—	—	(1,056)	—	(1,056)
Net loss	—	—		—	—	—	(24,881)	(24,881)
BALANCE—March 31, 2022	—	$—	156,364,924	$16	$325,350	$(1,447)	$(176,676)	$147,243
Stock-based compensation	—	—	—	—	6,557	—	—	6,557
Issuance of common stock upon exercise of stock options	—	—	1,105,298	—	446	—	—	446
Issuance of common stock upon vesting of restricted stock units	—	—	883,318	—	—	—	—	—
Taxes related to net share settlement of equity awards	—	—	(312,920)	—	(1,431)	—	—	(1,431)
Issuance of common stock under the Common Stock Purchase Agreement	—	—	435,000	—	1,422	—	—	1,422
Issuance of stock upon exercise of public warrants	—	—	10	—	—	—	—	—
Change in net unrealized loss on available-for-sale securities, net of tax	—	—	—	—	—	(182)	—	(182)
Net loss	—	—	—	—	—	—	(26,467)	(26,467)
BALANCE—June 30, 2022	—	$—	158,475,630	$16	$332,344	$(1,629)	$(203,143)	$127,588

The accompanying notes are an integral part of these condensed consolidated financial statements.

AEYE, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands) (Unaudited)
	Six months ended June 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(42,296)	$(51,348)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	666	463
Gain on sale of property and equipment, net	(52)	—
Noncash lease expense relating to operating lease right-of-use assets	706	654
Impairment of right-of-use assets	47	—
Inventory write-downs, net of scrapped inventory	544	335
Change in fair value of convertible note and warrant liabilities	926	(109)
Stock-based compensation	10,623	11,897
Amortization of premiums and accretion of discounts on marketable securities, net of change in accrued interest	(65)	826
Changes in operating assets and liabilities:
Accounts receivable, net	327	4,033
Inventories, current and noncurrent, net	(2,502)	(1,316)
Prepaid and other current assets	2,884	900
Other noncurrent assets	(2,164)	411
Accounts payable	282	932
Accrued expenses and other current liabilities	(785)	1,354
Operating lease liabilities	(749)	(859)
Contract liabilities	(837)	(1,285)
Net cash used in operating activities	(32,445)	(33,112)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(808)	(1,759)
Proceeds from sale of property and equipment	96	—
Proceeds from redemptions and maturities of marketable securities	35,850	26,234
Net cash provided by investing activities	35,138	24,475
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	391	668
Taxes paid related to the net share settlement of equity awards	(1,051)	(3,400)
Payments for convertible note redemptions	(4,973)	—
Proceeds from issuance of common stock under the Common Stock Purchase Agreement	—	1,422
Proceeds from issuance of common stock through Employee Stock Purchase Plan	118	—
Net cash used in financing activities	(5,515)	(1,310)
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(2,822)	(9,947)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH—Beginning of period	21,214	16,333
CASH, CASH EQUIVALENTS AND RESTRICTED CASH—End of period	$18,392	$6,386
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes	10	10
Cash paid for interest	106	—
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Purchases of property and equipment included in accounts payable and accrued liabilities	48	562
Operating lease right-of-use assets obtained in exchange for lease obligations upon adoption of ASC 842	—	16,284
Conversion of convertible notes and accrued interest into Class A common stock	3,009	—
Taxes related to net share settlement of equity awards included in accrued liabilities	1	15
Operating lease right-of-use assets obtained in exchange for lease obligation	—	556
The accompanying notes are an integral part of these condensed consolidated financial statements.

AEYE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data or otherwise stated)

1.ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

AEye, Inc. (the “Company” or “AEye”), formerly known as CF Finance Acquisition Corp. III, was originally incorporated in Delaware on March 15, 2016 under the name CF SPAC Re Inc. On February 17, 2021, AEye Technologies, Inc., then known as AEye, Inc., entered into an Agreement and Plan of Merger with CF III. Based on CF III’s business activities, it was a “shell company” as defined under the Securities Exchange Act of 1934, as amended. On August 16, 2021, the business combination contemplated by the Agreement and Plan of Merger was closed and CF III changed its name to AEye, Inc.

AEye is a provider of high-performance lidar systems for vehicle autonomy, advanced driver-assistance systems (ADAS), and smart industrial applications. AEye’s software-definable 4SightTM Intelligent Sensing Platform combines solid-state lidar, an optionally fused low-light HD camera, and integrated deterministic artificial intelligence to capture more intelligent information with less data, enabling faster, more accurate, and more reliable perception of the surroundings.

The Company’s common stock and public warrants are listed on the Nasdaq Stock Market LLC (“Nasdaq”) under the symbols “LIDR” and “LIDRW,” respectively. Unless otherwise specified, “we,” “us,” “our,” “AEye,” and the “Company” refers to AEye, Inc.

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

Certain prior year line-item descriptions have been updated for consistency with the current year presentation, however, these changes did not impact the amounts or comparability. Amortization of premiums on marketable securities, net of change in accrued interest is now presented as Amortization of premiums and accretion of discounts on marketable securities, net of change in accrued interest on the condensed consolidated statements of cash flows.

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

The Company’s financial assets and liabilities measured at fair value on a recurring basis and the level of inputs used for such measurements were as follows (in thousands):

	Fair Value Measured as of June 30, 2023 Using:
	Adjusted Cost	Unrealized losses	Fair Value	Cash and Cash Equivalents	Marketable Securities
Assets
Level 1
Money market funds	$16,863	$—	$16,863	$16,863	$—
Level 2
Asset-backed securities	$3,503	$(40)	$3,463	$—	$3,463
Corporate bonds	7,095	(39)	7,056	—	7,056
Commercial paper	—	—	—	—	—
U.S. Government securities	30,006	(265)	29,741	—	29,741
Total financial assets	$57,467	$(344)	$57,123	$16,863	$40,260
Liabilities
Level 2
Private placement warrant liability	$—	$—	$2	$—	$—
Level 3
Convertible notes	$—	$—	$1,641	$—	$—
Derivative warrant liability	—	—	42	—	—
Total financial liabilities	$—	$—	$1,685	$—	$—

	Fair Value Measured as of December 31, 2022 Using:
	Adjusted Cost	Unrealized losses	Fair Value	Cash and Cash Equivalents	Marketable Securities
Assets
Level 1
Money market funds	$14,253	$—	$14,253	$14,253	$—
Level 2
Asset-backed securities	$3,507	$(119)	$3,388	$—	$3,388
Corporate bonds	22,139	(240)	21,899	—	21,899
Commercial paper	20,760	—	20,760	—	20,760
U.S. Government securities	29,983	(895)	29,088	—	29,088
Total financial assets	$90,642	$(1,254)	$89,388	$14,253	$75,135
Liabilities
Level 2
Private placement warrant liability	$—	$—	$7	$—	$—
Level 3
Convertible notes			$8,594
Derivative warrant liability			119
Total financial liabilities	$—	$—	$8,720	$—	$—

As of June 30, 2023, the Company’s financial assets and liabilities subject to fair value procedures were comprised of the following:

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

2022 Convertible Note: On September 15, 2022, the Company entered into a convertible note agreement with a face value of $10,500,000 (the "2022 Note"). The Company elected the fair value option to account for the 2022 Note. The fair value estimate of the 2022 Note was based on a binomial lattice model, which represents Level 3 measurements. Significant assumptions include the discount rate used in the model, remaining term, stock price, and volatility. The discount rate is derived from the estimated credit spread and the risk-free interest rate, which is based on interpolated U.S. Treasury rates, commensurate with a similar term to the 2022 Note. The remaining term is calculated based on the estimated maturity date of the 2022 Note. The stock price is based on the publicly traded price of our common stock as of the measurement date. The Company estimated the volatility for the 2022 Note based on the historical and implied volatilities of the Company's publicly traded common stock. The changes in fair value are recognized in other income (expense), net for each reporting period.

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

Private Placement Warrant Liability: As of June 30, 2023, Private Placement Warrants are recorded on the condensed consolidated balance sheets at fair value. The fair value is based on observable Level 2 inputs, specifically, the observable input of the Company's public warrants. Any changes in the fair value of the liability are reflected in other income (expense), net, on the condensed consolidated statements of operations and comprehensive loss. Private Placement Warrant liability is included within other noncurrent liabilities on the condensed consolidated balance sheets.

For the six months ended June 30, 2023, there were no net transfers between Level 1 and Level 2 inputs.

The following table presents a summary of the changes in fair value of the Company's Level 3 financial instruments for the six months ended June 30, 2023 (in thousands):

	2022 Note	Derivative Warrant Liability	Total
Balance at December 31, 2022	$8,594	$119	$8,713
Payments or conversions	(7,982)	—	(7,982)
Change in fair value included in other income (expense), net	1,008	(77)	931
Change in fair value due to instrument specific credit risk included in other comprehensive income	21	—	21
Balance at June 30, 2023	$1,641	$42	$1,683

The key inputs into the binomial-lattice model for the 2022 Note valued at June 30, 2023 are as follows:

June 30, 2023
Remaining term (years)	0.2
Expected volatility	115.0%
Risk-free interest rate	5.3%
Dividend yield	—%
Estimated credit spread	35.7%

The key inputs into the Monte-Carlo simulation model for the derivative warrant liability valued at June 30, 2023 are as follows:

June 30, 2023
Expected term (years)	3.2
Expected volatility	115.0%
Risk-free interest rate	4.4%
Dividend yield	—%
Exercise price	$3.50

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

3.CASH, CASH EQUIVALENTS, AND RESTRICTED CASH

Cash, cash equivalents, and restricted cash as of June 30, 2023 and December 31, 2022 were as follows (in thousands):

	June 30, 2023	December 31, 2022
	(unaudited)
Cash and cash equivalents	$18,392	$19,064
Restricted cash	—	2,150
Total cash, cash equivalents, and restricted cash	$18,392	$21,214

4. INVENTORIES

Inventory, net of write-downs, as of June 30, 2023 and December 31, 2022 were as follows (in thousands):

	June 30, 2023	December 31, 2022
	(unaudited)
Raw materials	$2,035	$2,022
Work in-process	2,823	2,484
Finished goods	55	47
Total inventory, net	$4,913	$4,553

The Company also had $3,089 and $1,491 of non-current inventory (raw materials) classified within Other noncurrent assets on the condensed consolidated balance sheet as of June 30, 2023 and December 31, 2022, respectively.

The Company's inventory as of June 30, 2023 and December 31, 2022 was written down by $592 and $833, respectively, in order to reduce inventory to the lower of cost or to its net realizable value.

5.PREPAID AND OTHER CURRENT ASSETS

Prepaid and other current assets as of June 30, 2023 and December 31, 2022 were as follows (in thousands):

	June 30, 2023	December 31, 2022
	(unaudited)
Prepaid expenses	$1,728	$4,203
Advances to suppliers	1,351	984
Demonstration units	109	281
Other	109	713
Total prepaid and other current assets	$3,297	$6,181

6.     LEASES

The components of operating lease expenses for the three and six months ended June 30, 2023 and 2022 are as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Operating lease cost	$602	$600	$1,204	$1,178
Variable lease cost	80	52	159	115
Total operating lease cost	$682	$652	$1,363	$1,293

Maturities of lease liabilities are as follows (in thousands):

Operating leases
Years ending - December 31:	(Unaudited)
2023 (remaining six months)	$1,262
2024	2,570
2025	2,583
2026	2,660
2027	2,701
Thereafter	11,116
Total lease payments	22,892
Less amount to discount to present value	(4,505)
Present value of lease liabilities	$18,387

7. OTHER NONCURRENT ASSETS

Other noncurrent assets as of June 30, 2023 and December 31, 2022 were as follows (in thousands):

	June 30, 2023	December 31, 2022
	(unaudited)
Non-current inventory	$3,089	$1,491
Long-term prepaid expenses	902	901
Security deposits	2,244	81
Total other noncurrent assets	$6,235	$2,473

On April 14, 2023 the landlord of the Company's headquarters drew $2,150 from the existing letter of credit which resulted in a reclassification of $2,150 out of restricted cash and into security deposits. Refer to Footnote 18 "Subsequent events" for activity regarding this security deposit after June 30, 2023 but before issuance of this Form 10-Q.

8.    CONVERTIBLE NOTES

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

As of June 30, 2023, the 2022 Note has outstanding principal of $1,545 and is recorded as a current liability at fair value of $1,641. Refer to Footnote 18 "Subsequent events" for activity regarding the 2022 Note after June 30, 2023 but before issuance of this Form 10-Q.

9. INTEREST EXPENSE AND OTHER

Interest expense and other for the three and six months ended June 30, 2023 and 2022 consisted of the following (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Amortization of premiums (accretion of discounts) on marketable securities, net	(41)	272	(229)	608
Common Stock Purchase Agreement costs	—	28	—	28
Impairment of right-of-use assets	47	—	47	—
Other	5	7	17	14
Interest expense and other	$11	$307	$(165)	$650

10.    ACCUMULATED OTHER COMPREHENSIVE LOSS

The changes in accumulated other comprehensive loss by component for the six months ended June 30, 2023 and 2022 are as follows (in thousands):

	Change in net unrealized loss on available-for-sale securities	Change in fair value due to instrument-specific credit risk	Total
Balance at December 31, 2022	$(1,254)	$(25)	$(1,279)
Other comprehensive income (loss), net of tax	490	(21)	469
Balance at March 31, 2023	$(764)	$(46)	$(810)
Other comprehensive income, net of tax	420	—	420
Balance at June 30, 2023	$(344)	$(46)	$(390)

	Change in net unrealized loss on available-for-sale securities	Change in fair value due to instrument-specific credit risk	Total
Balance at December 31, 2021	$(391)	$—	$(391)
Other comprehensive loss, net of tax	(1,056)	—	(1,056)
Balance at March 31, 2022	$(1,447)	$—	$(1,447)
Other comprehensive loss, net of tax	(182)	—	(182)
Balance at June 30, 2022	$(1,629)	$—	$(1,629)

11.    NET LOSS PER SHARE

The following table sets forth the basic and diluted net loss per share attributable to common stockholders for the periods presented (in thousands, except per share data):

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Numerator:
Net loss attributable to common stockholders	$(16,031)	$(26,467)	$(42,296)	$(51,348)
Denominator:
Weighted average common shares outstanding- Basic	175,675,994	157,310,419	168,962,722	156,071,676
Dilutive effect of potential common shares	—	—	—	—
Weighted average common shares outstanding- Diluted	175,675,994	157,310,419	168,962,722	156,071,676

Net loss per share attributable to common stockholders - Basic and Diluted	$(0.09)	$(0.17)	$(0.25)	$(0.33)

Due to net losses for the six months ended June 30, 2023 and 2022, basic and diluted net loss per share were the same, as the effect of all potentially dilutive securities would have been anti-dilutive. The following table sets forth the anti-dilutive common share equivalents for the periods listed:

	Three and six months ended June 30,
	2023	2022
Common stock options issued and outstanding	12,499,030	27,152,921
Unvested restricted stock units	26,297,351	13,203,133
Warrants	9,583,322	7,833,322
Conversion of convertible notes	9,235,233	—
ESPP	6,395,900	—
Total	64,010,836	48,189,376

12.    STOCK-BASED COMPENSATION

The following table summarizes stock-based compensation expense recorded in each component of operating expenses in the Company’s condensed consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2023 and 2022 (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Cost of revenue	$34	$43	$95	$43
Research and development	1,530	2,045	3,808	3,268
Sales and marketing	674	1,332	2,042	2,238
General and administrative	1,872	3,137	4,678	6,348
Total stock-based compensation	$4,110	$6,557	$10,623	$11,897

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

Six months ended June 30, 2023
Expected term (years)	1.05
Expected volatility	104.5%
Risk-free interest rate	4.8%
Dividend yield	—%

13.    REVENUE

Sale of Prototypes

The Company recorded revenue for prototype sales of $245 and $370 in the three and six months ended June 30, 2023, respectively, and $195 and $530 in the three and six months ended June 30, 2022, respectively, in the condensed consolidated statements of operations and comprehensive loss. The Company does not incur significant contract costs in fulfilling or obtaining their contracts with customers.

Development Contracts

The Company has entered into research and development contracts with companies primarily in the automotive industry. The Company assessed the number of performance obligations associated with the promises under each agreement, primarily the delivery of customized 4SightTM perception-related goods and services, and recognized $326 and $837 in revenue for performance obligations satisfied during the three and six months ended June 30, 2023 and $511 and $1,258 during the three and six months ended June 30, 2022, respectively, in the condensed consolidated statements of operations and comprehensive loss.

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

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Revenue by primary geographical market:
United States	$443	$626	$990	$1,647
Europe	128	80	160	120
Australia	—	—	32	—
Asia	—	—	25	21
Total	$571	$706	$1,207	$1,788

Revenue by timing of recognition:
Recognized at a point in time	$245	$214	$370	$750
Recognized over time	326	492	837	1,038
Total	$571	$706	$1,207	$1,788

Contract Liabilities

Contract liabilities consisted of the following as of June 30, 2023 and December 31, 2022 (in thousands):

	June 30, 2023	December 31, 2022
	(unaudited)
Contract liabilities, current	$150	$987
Total	$150	$987

The following table shows the significant changes in contract liabilities balance for the six months ended June 30, 2023 and 2022 (in thousands):

	Six months ended June 30,
	2023	2022
Beginning balance	$987	$2,918
Revenue recognized that was included in the contract liabilities beginning balance	(837)	(1,285)
Increase due to cash received and not recognized as revenue and billings in excess of revenue recognized during the period	—	—
Ending balance	$150	$1,633

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

14.    Restructuring

In the first quarter of 2023, management began the implementation of a revised strategic plan to focus on key products and critical customer engagements it believes will generate the best long-term results for all stakeholders. As a part of the implementation of the revised strategic plan, the Company has realigned resources, which resulted in restructuring charges of $45 in the three months ended June 30, 2023 and $1,298 in the six months ended June 30, 2023 relating to one-time employee termination benefits. The majority of these restructuring charges were paid in the second quarter of 2023, however, the Company expects that the implementation of the revised strategic plan will continue over the remainder of the 2023 fiscal year. The Company did not have any restructuring charges during fiscal year 2022. Restructuring related liabilities are included in accrued expenses and other current liabilities in the condensed consolidated balance sheets.

Restructuring activity is summarized as follows as of June 30, 2023 (in thousands):

One-time employee termination benefits
Balance as of December 31, 2022	$—
Charges	1,253
Cash payments	(199)
Balance as of March 31, 2023	$1,054
Charges	45
Cash payments	(955)
Balance as of June 30, 2023	$144

Restructuring charges were included in the condensed consolidated statements of operations and comprehensive loss during the three and six months ended June 30, 2023 as follows (in thousands):

	Three months ended June 30, 2023	Six months ended June 30, 2023
Cost of revenue	$—	$50
Research and development	—	503
Sales and marketing	45	558
General and administrative	—	187
Total restructuring charges	$45	$1,298

15.    INCOME TAXES

For the three and six months ended June 30, 2023, the Company recorded $19 and $38 provision for income taxes, respectively. For the three and six months ended June 30, 2022, the Company recorded $18 and $26, respectively. The income tax rates vary from the federal and state statutory rates due to the valuation allowances on the Company's net operating losses and foreign tax rate differences. The Company computes its quarterly income tax provision by using a forecasted annual effective tax rate and adjusts for any discrete items arising during the quarter. The Company does not provide for federal income taxes on the undistributed earnings of its foreign subsidiaries as such earnings are to be reinvested indefinitely outside the U.S.

16.    COMMITMENTS AND CONTINGENCIES

Legal matters

The Company may be subject to legal proceedings and claims that arise in the ordinary course of business. Management is not currently aware of any matters that will have a material effect on the financial position, results of operations, or cash flows of the Company.

17.    RELATED PARTIES

Since November 2016, the Company has employed a sibling of Mr. Dussan, the Company’s Chief Technology Officer, who held the position of Director, Human Resources at June 30, 2023 and 2022. For the six months ended June 30, 2023 and 2022, Mr. Dussan’s sibling received total cash compensation of $77 and $89, respectively. For the six months ended June 30, 2023 and 2022, Mr. Dussan’s sibling was granted 60,000 and 22,500 RSUs, respectively. In addition, he participates in all other benefits that the Company generally offers to all of its employees.

18.    SUBSEQUENT EVENTS

In July 2023, the Company entered into a letter of credit with Citibank as security for the payment of rent on its headquarters in Dublin, CA and deposited $2,150 as funds contractually restricted against this letter of credit. On July 21, 2023, upon issuance of the letter of credit, the landlord refunded the security deposit of $2,150.

As of August 1, 2023, all remaining outstanding principal and accrued interest on the 2022 Note has been fully paid.

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

Overview

This overview provides a high-level discussion of our operating results and some of the trends that affect our business. We believe that an understanding of these trends is important to understanding our financial results for the three and six months ended June 30, 2023, as well as our future prospects. This summary is not intended to be exhaustive, nor is it intended to be a substitute for the detailed discussion and analysis provided elsewhere in this Quarterly Report, including our condensed consolidated financial statements and accompanying notes.

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

We are subject to those risks common in the technology industry and also those risks common to early stage companies including, but not limited to, the possibility of not being able to successfully develop or commercialize our products; secure additional capital in a timely manner in order to meet operating cash flow needs; maintain and establish relationships with Tier 1 automotive suppliers to facilitate "design wins" with potential end customers, which in our case are automotive OEMs; develop and protect our intellectual property; comply with existing and new or modified laws and regulations applicable to our business; maintain and enhance the value of our reputation and brand; hire, integrate, and retain talented people at all levels of our organization; and successfully develop new solutions to enhance the experience of, and deliver value to, our customers.

Market Trends and Uncertainties

We anticipate growing demand for our 4SightTM Intelligent Sensing Platform across two major markets - Automotive and Industrial. In the near term, we anticipate concentrating on the Automotive market to more effectively leverage our business model, focusing on advanced driver-assistance systems, or ADAS, autonomous driving, and commercial trucking. In the Industrial market, we will continue to remain engaged with customers, but have narrowed our focus to select opportunities that are more of a fit from a product and revenue-generation standpoint in the mining, aerospace, defense, railway, and intelligent transportation systems, or ITS, segments. This provides us with multiple opportunities for sustained growth by enabling new applications and product features across these market segments. However, as our customers continue their R&D projects to commercialize solutions that rely on lidar technology, it is difficult to estimate the timing of ultimate end markets and customer adoption. In the Automotive market for example, which accounted for 71% and 64% of our revenue in the six months ended June 30, 2023 and 2022, respectively, our growth and financial performance will be heavily influenced by our ability to successfully integrate into OEM programs that require years of development, testing, and validation. Because of the size and complexity of these OEM programs, we see our existing Tier 1 partnerships as a significant competitive advantage over our competitors given the large scale, mass-production capabilities, and existing OEM customer relationships held by our Tier 1 partners. Our primary focus in the Automotive market is on ADAS for passenger and commercial vehicle autonomy, particularly highway autonomy applications. We believe that growth in that market is driven by both more stringent safety regulations and consumer demand for vehicles offering increased safety and advanced driver assist features. We will need to anticipate and adapt to any changes in the regulatory environment, as well as changes in consumer demand in order to take advantage of this opportunity.

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

We believe our revenue and profitability will also be dependent upon our success in licensing our technology to Tier 1 automotive suppliers - such as Continental, which represented 71% and 64% of our revenue in the six months ended June 30, 2023 and 2022, respectively - that intend to use our technology in volume production of lidar sensors for OEMs. Delays of autonomy programs by OEMs that we are currently or will be working with through our Tier 1 partners could result in us being unable to achieve our revenue and profitability targets in the time frame we anticipate. Our overall revenue and profitability will also be dependent upon our success in selling our lidar solutions to customers in the Industrial market.

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

To date, our revenue has been generated through development contracts with OEMs and Tier 1 suppliers, as well as unit sales of our products to Industrial customers. These development contracts primarily focus on customization of our proprietary 4Sight™ product capabilities to our customers’ applications, typically involving software implementation to assist with sensor connection and control, customization of scan patterns, and enhancement of particular perception capabilities to meet specific customer needs. In general, development contracts that require more complex configurations have higher prices. We expect development contracts to remain a significant part of our business in the near-term, but represent a smaller share of our total revenue over time, as we increase our focus on technology licensing and product sales. We expect our gross margins from the sale of products to improve over time as we outsource volume production of our lidar sensors to contract manufacturers, which we anticipate will both increase unit volumes and reduce the cost per unit.

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

Components of Results of Operations

Total Revenues

We categorize our revenue as (1) prototype sales and (2) development contracts. In 2023 and 2022, our prototype sales revenue primarily related to unit sales of the company’s 4Sight™ product. Revenue from prototype sales is typically recognized at a point in time when the control of goods is transferred to the customer, generally upon delivery or shipment to the customer.

Development contracts represented the majority of our total revenues in 2022 and the first two quarters of 2023. Revenue from development and/or collaboration arrangement contracts are earned from R&D activities and collaboration with OEMs and Tier 1 suppliers. These contracts primarily focus on customization of our proprietary 4Sight™ product capabilities to our customers’ applications, typically involving software implementation to assist with sensor connection and control, customization of scan patterns, and enhancement of perception capabilities to meet specific customer needs. Revenue from development contracts is recognized when we satisfy performance obligations in the contract, which can result in recognition at either a point in time or over time. This assessment is made at the outset of the arrangement for each performance obligation.

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
•insurance premiums, software and computer equipment costs, general office expenses; and
•allocated overhead expenses.

We expect our G&A expenses to be reduced this fiscal year as a result of our revised strategic plan with a reduced workforce and consolidated global footprint. We also plan to manage spending with vendors more effectively to support our revised strategic plan to manage costs.

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

Interest Income, Interest Expense and Other

Interest income and other consists primarily of interest earned on our cash, cash equivalents, and marketable securities. These amounts will vary based on our cash and cash equivalents balances and market rates. Interest income and other also includes the net gain on sale of property and equipment. Interest expense and other consists primarily of convertible note issuance costs, amortization of premiums (accretion of discounts) on marketable securities, net, and impairment of right-of-use assets.

Results of Operations

Comparison of the Three Months Ended June 30, 2023 and 2022

The results of operations presented below should be reviewed in conjunction with the condensed consolidated financial statements and notes included elsewhere in this report. The following table sets forth our consolidated results of operations data for the three months ended June 30, 2023 and 2022 (in thousands, except for percentages):

	Three Months Ended June 30,		Change	Change
	2023	2022	$	%
Prototype sales	$245	$195	$50	26%
Development contracts	326	511	(185)	(36)%
Total revenue	571	706	(135)	(19)%
Cost of revenue	1,911	1,427	484	34%
Gross loss	(1,340)	(721)	(619)	86%
Research and development	5,897	10,762	(4,865)	(45)%
Sales and marketing	2,604	5,323	(2,719)	(51)%
General and administrative	6,345	9,827	(3,482)	(35)%
Total operating expenses	14,846	25,912	(11,066)	(43)%
Loss from operations	(16,186)	(26,633)	10,447	(39)%
Change in fair value of convertible note and warrant liabilities	(116)	141	(257)	(182)%
Interest income and other	301	350	(49)	(14)%
Interest expense and other	(11)	(307)	296	(96)%
Total other income (expense), net	174	184	(10)	(5)%
Provision for income tax expense	19	18	1	6%
Net loss	$(16,031)	$(26,467)	$10,436	(39)%

Revenue

Prototype Sales

Prototype sales revenue increased by $50, or 26%, to $245 for the three months ended June 30, 2023, from $195 for the three months ended June 30, 2022. This was primarily due to an increase in units sold of our 4Sight™-based Industrial product.

Development Contracts

Development contracts revenue decreased by $185, or 36%, to $326 for the three months ended June 30, 2023, from $511 for the three months ended June 30, 2022. The decrease was primarily due to less revenue recognized in the current year from a Tier 1 automotive supplier contract as the design validation phase nears completion.

Cost of Revenue

Cost of revenue increased by $484, or 34%, to $1,911 for the three months ended June 30, 2023, from $1,427 for the three months ended June 30, 2022. This increase was primarily due to a higher cost of revenue associated with a Tier 1 automotive supplier in the current period to complete the remaining obligations under the contract and higher 4Sight™-based Industrial units sold.

Operating Expenses

Research and Development

Research and development expenses decreased by $4,865, or 45%, to $5,897 for the three months ended June 30, 2023, from $10,762 for the three months ended June 30, 2022. This decrease was primarily driven by decreases in personnel costs of $2,079, third party research and development costs of $1,399, stock-based compensation expense of $515, engineering parts and lab equipment expense of $409, and information technology and travel and entertainment expense of $303.

Sales and Marketing

Total sales and marketing expenses decreased by $2,719, or 51%, to $2,604 for the three months ended June 30, 2023, from $5,323 for the three months ended June 30, 2022. This decrease was primarily driven by decreases to personnel costs of $979, stock based compensation of $657, marketing spend of $592, and information technology and facilities expense of $130.

General and Administrative

Total general and administrative expenses decreased by $3,482, or 35%, to $6,345 for the three months ended June 30, 2023, from $9,827 for the three months ended June 30, 2022. This decrease was primarily due to decreases in stock-based compensation expense of $1,265, professional accounting and legal fees of $667, personnel costs of $607, directors' and officers' insurance of $443, travel and entertainment expense of $229, and investor and stock related expenses of $193.

Change in Fair Value of Convertible Note and Warrant Liabilities

Change in fair value of convertible note and warrant liabilities increased by $257, or 182%, to a loss of $116 for the three months ended June 30, 2023, from a gain of $141 for the three months ended June 30, 2022. This decrease was primarily due to an increase in fair value of the 2022 Note in the current period.

Interest Income and Other

Interest income and other decreased by $49, or 14%, to $301 for the three months ended June 30, 2023, from $350 for the three months ended June 30, 2022. This decrease was primarily due to less interest earned on our marketable securities in the current period.

Interest Expense and Other

Interest expense and other decreased by $296, or 96%, to a loss of $11 for the three months ended June 30, 2023, from a loss of $307 for the three months ended June 30, 2022. This decrease was primarily due to a favorable increase in accretion of discounts on marketable securities, resulting in a net decrease within Amortization of premiums (accretion of discounts) on marketable securities, net, of $313.

Provision for Income Tax Expense

Provision for income tax expenses increased to $19 for the three months ended June 30, 2023, from $18 for the three months ended June 30, 2022 resulting in a flat period over period variance.

Net Loss

Net loss decreased by $10,436, or 39%, to $16,031 for the three months ended June 30, 2023, from $26,467 for the three months ended June 30, 2022. This decrease was primarily due to decreases in operating expenses following restructuring and cost reduction efforts as announced in the first quarter of 2023.

Comparison of the six months ended June 30, 2023 and 2022

The results of operations presented below should be reviewed in conjunction with the condensed consolidated financial statements and notes included elsewhere in this report. The following table sets forth our consolidated results of operations data for the six months ended June 30, 2023 and 2022 (in thousands, except for percentages):

	Six Months Ended June 30,		Change	Change
	2023	2022	$	%
Prototype sales	$370	$530	$(160)	(30)%
Development contracts	837	1,258	(421)	(33)%
Total revenue	1,207	1,788	(581)	(32)%
Cost of revenue	4,172	2,909	1,263	43%
Gross loss	(2,965)	(1,121)	(1,844)	164%
Research and development	15,339	19,338	(3,999)	(21)%
Sales and marketing	8,872	9,939	(1,067)	(11)%
General and administrative	14,899	21,157	(6,258)	(30)%
Total operating expenses	39,110	50,434	(11,324)	(22)%
Loss from operations	(42,075)	(51,555)	9,480	(18)%
Change in fair value of convertible note and warrant liabilities	(926)	109	(1,035)	(950)%
Interest income and other	578	774	(196)	(25)%
Interest expense and other	165	(650)	815	(125)%
Total other income (expense), net	(183)	233	(416)	(179)%
Provision for income tax expense	38	26	12	46%
Net loss	$(42,296)	$(51,348)	$9,052	(18)%

Revenue

Prototype Sales

Prototype sales revenue decreased by $160, or 30%, to $370 for the six months ended June 30, 2023, from $530 for the six months ended June 30, 2022. This decrease was primarily due fewer units shipped in the period compared to the prior period.

Development Contracts

Development contracts revenue decreased by $421, or 33%, to $837 for the six months ended June 30, 2023, from $1,258 for the six months ended June 30, 2022. The decrease was primarily due to less revenue recognized in the current period from a Tier 1 automotive supplier contract as the design validation phase nears completion.

Cost of Revenue

Cost of revenue increased by $1,263, or 43%, to $4,172 for the six months ended June 30, 2023, from $2,909 for the six months ended June 30, 2022. This increase was primarily due to a higher cost of revenue associated with a Tier 1 automotive supplier in the current period to complete the remaining obligations under the contract as well as increased inventory reserve expense.

Operating Expenses

Research and Development

Research and development expenses decreased by $3,999, or 21%, to $15,339 for the six months ended June 30, 2023, from $19,338 for the six months ended June 30, 2022. This decrease was primarily driven by decreases in third party research and development work of $2,221, personnel costs of $1,522, information technology and travel and entertainment expense of $344, and engineering parts and and lab equipment expense of $304. These decreases were partially offset by an increase in stock-based compensation of $540.

Sales and Marketing

Total sales and marketing expenses decreased by $1,067, or 11%, to $8,872 for the six months ended June 30, 2023, from $9,939 for the six months ended June 30, 2022. This decrease was primarily driven by decreases to personnel costs of $742, marketing content and promotions of $526, travel and entertainment expense of $206, and stock-based compensation of $196. These decreases were partially offset by a $837 increase in third party conferences and trade shows.

General and Administrative

Total general and administrative expenses decreased by $6,258, or 30%, to $14,899 for the six months ended June 30, 2023, from $21,157 for the six months ended June 30, 2022. This decrease was primarily due to decreases in professional accounting and legal fees of $1,765, stock-based compensation expense of $1,670, personnel costs of $1,186, insurance, tax, and license expense of $1,103, and travel, entertainment, and stock related expense of $449,

Change in Fair Value of Convertible Note and Warrant Liabilities

Change in fair value of convertible note and warrant liabilities increased by $1,035, or 950%, to a loss of $926 for the six months ended June 30, 2023, from a gain of $109 for the six months ended June 30, 2022. This decrease was primarily due to an increase in fair value of the 2022 Note in the current period.

Interest Income and Other

Interest income and other decreased by $196, or 25%, to $578 for the six months ended June 30, 2023, from $774 for the six months ended June 30, 2022. This decrease was primarily due to less interest earned on our marketable securities in the current period.

Interest Expense and Other

Interest expense and other decreased by $815, or 125%, to a gain of $165 for the six months ended June 30, 2023, from a loss of $650 for the six months ended June 30, 2022. This decrease was primarily due to a favorable increase in accretion of discounts on marketable securities, resulting in a net decrease within Amortization of premiums (accretion of discounts) on marketable securities, net, of $837.

Provision for Income Tax Expense

Provision for income tax expenses increased to $38 for the six months ended June 30, 2023, from $26 for the six months ended June 30, 2022. This increase is due to changes in pretax income (loss) in the U.S. and certain foreign entities and changes in tax rates.

Net Loss

Net loss decreased by $9,052, or 18%, to $42,296 for the six months ended June 30, 2023, from $51,348 for the six months ended June 30, 2022. This decrease was primarily due to decreases in operating expenses following restructuring and cost reduction efforts as announced in the first quarter of 2023.

Liquidity and Capital Resources

Sources of Liquidity

Our capital requirements will depend on many factors, including, but not exclusively, sales volume and timing of revenue, the timing of an OEM design win, our ability to extend our cash runway based on the restructuring initiatives announced in the first quarter of 2023, the timing and extent of spending to support R&D efforts, and market adoption of new and enhanced products and features. As of June 30, 2023, our cash, cash equivalents, and marketable securities totaled $58.7 million.

To date, our principal sources of liquidity have been proceeds received from the issuance of equity. In December 2021, we entered into a Common Stock Purchase Agreement, or CSPA, with Tumim Stone Capital LLC, or Tumim Stone, pursuant to which we have the right, but not the obligation, to issue and sell to Tumim Stone, over a 36-month period, up to $125,000 of the Company’s common stock. On May 6, 2022, the Company filed a Registration Statement on Form S-1, which related to the offer and resale of up to 30,865,419 shares of our common stock to be purchased by Tumim Stone, pursuant to the CSPA. As of June 30, 2023, 1,145,000 shares were issued under this CSPA. In September 2022, we entered into a Securities Purchase Agreement ("SPA") with an investor allowing for the sale and issuance of two convertible notes, each with cash proceeds of $9,850, for a total of $20,000 in proceeds between the two issuances (each, a "Note Closing"). On September 15, 2022, we closed the first Note Closing with the investor and received cash proceeds of $9,850 (net of fees paid to the investor). The second Note Closing may occur, at our option, after the ninetieth (90th) calendar day after the first Note Closing and provided that we meet certain equity conditions. Until we can generate sufficient revenue from the sale of our products to cover operating expenses, working capital, and capital expenditures, we expect the funds raised in the business combination with CF Finance Acquisition Corp. III and PIPE financing, as well as any future funds from the CSPA and SPA, and other potential sources of capital, to fund our near-term cash needs.

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

For the six months ended June 30, 2023 and 2022, we had a net loss of $42,296 and $51,348, respectively. We anticipate that we will continue to incur losses for at least the next several years. Despite the recent restructuring initiatives, we expect that our research and development, selling and marketing, and general and administrative expenses will continue to exceed our operating income and, as a result, we may need additional capital resources to fund our operations. We believe that the net proceeds from the business combination with CF Finance Acquisition Corp. III, PIPE financing, CSPA, and SPA, together with our existing cash, cash equivalents, and marketable securities, will enable us to fund our operating expenses, working capital, and capital expenditure requirements for a period of at least twelve months from August 9, 2023. If our cash needs are greater than we anticipate, we may be required to reduce our operating expenses even further or raise additional capital sooner. Reducing our operating expenses could be very challenging for us, since we have already undertaken significant operating expense reductions; further reductions could adversely impact our business operations. Our plans for the use of cash in the long-term (beyond the twelve months indicated above) are similarly related to funding operating expenses and capital expenditure requirements as we continue to scale the business. For additional information regarding our cash requirements from lease obligations, convertible note obligations, and contractual obligations, see Notes 6, 8, and 16 to the Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report on Form 10-Q.

On March 10, 2023, Silicon Valley Bank, or SVB, was closed by the California Department of Financial Protection and Innovation, and the Federal Deposit Insurance Corporation, or FDIC, was appointed as receiver. On March 27, 2023, First Citizens Bank entered into a whole bank purchase of SVB. We had and continue to have deposit accounts at SVB. The standard deposit insurance amount is up to $250 thousand per depositor, per insured bank, for each account ownership category. We do not maintain any other material accounts or lines of credit with SVB. Although we continue to maintain an operating account at SVB, we subsequently established operating accounts at other financial institutions to mitigate the risks associated with any one financial institution's potential risk of insolvency or receivership.

Cash Flow Summary

	Six months ended June 30,
	2023	2022
	(in thousands)
Net cash provided by (used in):
Operating activities	$(32,445)	$(33,112)
Investing activities	$35,138	$24,475
Financing activities	$(5,515)	$(1,310)

Operating Activities

For the six months ended June 30, 2023, net cash used in operating activities was $32,445. Factors affecting our operating cash flows during this period were a net loss of $42,296, offset by stock-based compensation of $10,623, change in fair value of convertible note and warrant liabilities of $926, noncash lease expense of $706, depreciation and amortization of $666, and inventory write-downs of $544. Within operating activities, the net change in operating assets and liabilities was cash used of $3,544, primarily driven by decreases in contract liabilities, accrued expenses and other liabilities, and operating lease liabilities of $837, $785, and $749, respectively, and increases in inventories and other noncurrent assets of $2,502 and $2,164, respectively. Cash used was partially offset by cash provided by decreases in prepaid and other current assets and accounts receivable of $2,884 and $327, respectively, and an increase in accounts payable of $282.

For the six months ended June 30, 2022, net cash used in operating activities was $33,112. Factors affecting our operating cash flows during this period were a net loss of $51,348, offset by stock-based compensation of $11,897, depreciation and amortization of $463, inventory write-downs of $335, and amortization of premiums (accretion of discounts) on marketable securities, net of changes in accrued interest, of $826. Within operating activities, the net changes in operating assets and liabilities were cash provided of $4,170, primarily driven by decreases in prepaids and other current assets of $900 and accounts receivable of $4,033, and increases in accrued expenses and other current liabilities of $1,354 and accounts payable of $932, offset by an increase in inventories of $1,316 and a decrease in contract liabilities of $1,285.

Investing Activities

For the six months ended June 30, 2023, net cash provided by investing activities was $35,138. The primary factor affecting net cash provided by investing activities during this period were the proceeds from redemptions and maturities of marketable securities of $35,850, partially offset by purchases of property and equipment of $808.

For the six months ended June 30, 2022, net cash provided by investing activities was $24,475. The primary factor affecting net cash provided by investing activities during this period was the proceeds from redemption and maturities of marketable securities of $26,234.

Financing Activities

For the six months ended June 30, 2023, net cash used in financing activities was $5,515. The primary factors affecting our financing cash flows during this period were payments for convertible note redemptions of $4,973 and payments for taxes related to net settlement of equity awards of $1,051, partially offset by proceeds from the exercise of stock options of $391.

For the six months ended June 30, 2022, net cash used in financing activities was $1,310. The primary factors affecting our financing cash flows during this period were payments for taxes related to the net settlement of equity awards of $3,400, partially offset by proceeds from the exercise of stock options of $668 and proceeds from the exercise of the CSPA of $1,422.

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

During the six months ended June 30, 2023, there were no significant changes in our critical accounting policies and estimates as compared to those previously disclosed in "Critical Accounting Policies and Estimates" in "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in our 2022 Annual Report on Form 10-K.

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

Interest Rate Risk

As of June 30, 2023, we had cash, cash equivalents, and marketable securities of $58.7 million, which consisted primarily of deposits in our bank accounts, money market funds, and marketable securities. Such interest-earning instruments carry a degree of interest rate risk. Our 2022 Note bears a fixed interest rate, and therefore is not subject to interest rate risk. Our investment policy is focused on the preservation of capital and supporting our liquidity needs. We invest in highly rated securities, while limiting the amount of credit exposure to any one issuer, other than the U.S. government. A hypothetical 10% change in interest rates would not have a material impact on our financial condition or results of operations due to the short-term nature of our cash, cash equivalents, and marketable securities.

Credit Risk

Our concentration of credit risk is determined by evaluating each customer that accounts for more than 10% of our accounts receivable. As of June 30, 2023, there were four customers each accounting for 10% or more of our accounts receivable.

We perform credit evaluations as needed and generally do not require collateral from our customers. We analyze accounts receivable, historical percentages of uncollectible accounts, and changes in payment history when evaluating the expected credit losses on customers’ accounts. At June 30, 2023 and 2022, we did not have write-offs and did not record an allowance for credit losses on the condensed consolidated balance sheets.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have evaluated the effectiveness of our disclosure controls and procedures as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period ended June 30, 2023. Based on this review, our principal executive officer and principal financial officer have concluded that these disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2023.

Management’s Report on Internal Controls Over Financial Reporting

As discussed in our 2022 Annual Report on Form 10-K, we concluded that our internal control over financial reporting was effective as of December 31, 2022.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarterly period ended June 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

•If our deterministic artificial intelligence-driven sensing system is not selected for inclusion in advanced driver-assistance systems, or ADAS, by any automotive OEMs or their suppliers, our business will be materially and adversely affected.

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

We have incurred net losses in each year since our inception. In the six months ended June 30, 2023 and 2022, we incurred net losses of approximately $42.3 million and $51.3 million, respectively. We expect that we will continue to incur significant losses through at least the next several years as we:

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

•produce an inventory of our lidar solutions, which could potentially have significant negative impacts to revenues and margins on existing products as we introduce new products;

•increase our sales and marketing activities and develop our distribution infrastructure; and

•increase our general and administrative spending to meet the requirements of operating as a public company.

As of June 30, 2023, we had an accumulated deficit of approximately $292.8 million. Even if we are able to increase sales or licensing of our products, there can be no assurance that we will be commercially successful. Since we will incur the costs and expenses from these efforts prior to receiving incremental revenues with respect thereto, our losses in future periods will be significant. In the past, design wins, the first step towards commercialization with a particular OEM, have taken longer than originally expected. Such delays, including delays that may occur in the future, will impact the timing of our revenue. If our products do not achieve sufficient market acceptance, we will not become profitable. If we fail to become profitable, or if we are unable to fund our continuing losses, we may be unable to continue our business operations. There can be no assurance that we will ever achieve or sustain profitability.

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

The stock markets, including Nasdaq on which we list our shares of common stock, have from time to time experienced significant price and volume fluctuations. Even if an active, liquid, and orderly trading market develops and is sustained for our common stock, the market price of our common stock may continue to be volatile and could decline significantly. Most recently, since December 6, 2022, our stock has closed below $1.00 per share. As previously disclosed, on January 20, 2023, we received a notice from Nasdaq that we were no longer in compliance with the $1.00 per share minimum bid price requirement for continued listing on Nasdaq. Although the notification does not have an immediate impact on our Nasdaq listing, we were given a period of 180 calendar days, or until July 19, 2023, to regain compliance with the requirement. On July 19, 2023, we notified Nasdaq, in writing, of our intention to cure the deficiency and requested an additional 180-calendar day period in which to do so. On July 20, 2023, we were notified by Nasdaq that we had been granted a second 180 calendar day period, or until January 16, 2024, to regain compliance and cure the deficiency, provided that we continue to meet the other continued listing requirements of Nasdaq. If we are unable to regain compliance with the minimum bid price requirement during this second compliance period, we will be subject to delisting from Nasdaq. We have informed Nasdaq that, if necessary, we will remedy our lack of compliance with the bid price rule prior to the end of the second compliance period, including, by way of a reverse stock split. Companies that implement a reverse stock split often see a materially negative impact on their stock price. In addition, the trading volume of our common stock may fluctuate significantly, which can have significant impact on the price of our common stock If the market price of our common stock declines significantly, you may be unable to resell your shares at an attractive price, or at all. We cannot assure you that the market price of our common stock will not fluctuate widely or decline significantly in the future.

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

Automotive OEMs and their suppliers design and develop ADAS technology over several years. These automotive OEMs and suppliers undertake extensive testing or qualification processes prior to placing orders for large quantities of products, such as our lidar products, because such products will function as part of a larger system or platform and must meet specifications that we do not control or dictate. We have spent, and will continue to spend, significant time and resources to have our products selected by automotive OEMs and their suppliers, which we refer to as a “design win.” In the case of autonomous driving and ADAS technology, a design win means our lidar product has been selected for use in a particular vehicle model or models. If we do not achieve a design win with respect to a particular vehicle model, we may not have an opportunity to supply our products to the automotive OEM or its supplier for that vehicle model for a period of many years. In many cases, this period can be as long as five to seven years (or more). If our products are not selected by an automotive OEM or our suppliers for one vehicle model or if our products are not successful in that vehicle model, it is less likely that our product will be deployed in other vehicle models of that automotive OEM. If we fail to obtain design wins for a significant number of vehicle models from one or more automotive OEMs or their suppliers, our business, results of operations, and financial condition will be materially and adversely affected. Our business model for the Automotive market is based on our relationships with Tier 1 suppliers. If these relationships do not materialize, automotive OEMs may be less inclined to select our products for use in their vehicle models. The period of time from a design win to implementation is long and we are subject to the risks of cancellation or postponement of the contract or unsuccessful implementation.

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

Our future growth depends on penetrating new markets, adapting existing products to new applications and customer requirements, and introducing new products that achieve market acceptance. We expect to continue to incur substantial R&D costs as part of our efforts to design, develop, manufacture, and commercialize new products and enhance existing products. Our R&D expenses were approximately $15.3 million and $19.3 million during the six months ended June 30, 2023 and 2022, respectively, and may increase in the future. Because we account for R&D as an operating expense, these expenditures will adversely affect our results of operations in the future. Further, our R&D program may not produce successful results, and our new products may not achieve market acceptance, create additional revenue, or become profitable.

Although we believe that lidar is an essential technology for autonomous vehicles and other emerging applications, market adoption of lidar is uncertain. If market adoption of lidar does not continue to develop, or adoption is deferred, or otherwise develops more slowly than we expect, our business will be adversely affected.

While our artificial intelligence-driven lidar-based sensing system can be applied to different use cases across end markets, approximately 71% and 64% of our revenue during the six months ended June 30, 2023 and 2022, respectively, was generated from automotive applications with a few customers in the aerospace, delivery, shuttle, railway, mining, and aviation sectors. Despite the fact that the automotive industry has expended considerable effort to research and test lidar products for ADAS and autonomous driving applications, the automotive industry may not introduce lidar products in commercially available vehicles on a time frame that matches our expectations, or at all. We continually study emerging and competing sensing technologies and methodologies and we may incorporate new sensing technologies to our product portfolio over time. However, lidar products remain relatively new and it is possible that other sensing modalities, or a new disruptive modality based on new or existing technologies, including a combination of technologies, will achieve acceptance or leadership in the ADAS and autonomous driving space. Even if lidar products are used in initial generations of autonomous driving technology and ADAS products, we cannot guarantee that lidar products will be designed into or included in subsequent generations of such commercialized technology. The speed of market adoption and growth for ADAS or autonomous vehicles is difficult, if not impossible, to predict, and it is more difficult to predict this market’s future growth in light of the economic consequences of the lingering effects of the COVID-19 pandemic and other macroeconomic factors. Although we currently believe we have a differentiated market leading technology for the autonomous vehicle market, by the time mass market adoption of autonomous vehicle technology is achieved, we expect competition among providers of sensing technology based on lidar and other modalities to increase substantially. If, by the time autonomous vehicle technology achieves mass market adoption, commercialization of lidar products is not successful, or not as successful as we or the market expects, or if other sensing modalities gain acceptance by developers of ADAS products, automotive OEMs, regulators, safety organizations, or other market participants, our business, results of operations, and financial condition will be materially and adversely affected.

To a limited extent, we are investing in and pursuing market opportunities outside of the Automotive market, including in the aerospace and defense, shuttle, delivery vehicle, drone, railway, intelligent transport, and mining sectors. Over the longer term, we believe that our revenue growth, if any, will depend in part on our ability to expand within new markets such as these and to enter new markets as they emerge. Each of these markets presents distinct risks and, in many cases, requires that we address the particular requirements of that market.

Addressing these requirements can be time-consuming and costly. The market for lidar technology is relatively new, rapidly developing, and unproven in many markets or industries. Many of our prospective customers are still in the testing and development phases and we cannot be certain that they will commercialize products or systems with our lidar products, or at all. We cannot be certain that lidar will be sold into these markets, or that lidar will be sold into any markets at scale. Adoption of lidar products, including our products, will depend on numerous factors, including whether the technological capabilities of lidar and lidar-based products meet users’ current or anticipated needs, whether the benefits associated with designing lidar into larger sensing systems outweighs the costs, complexity, and time needed to deploy such technology or replace or modify existing systems that may have used other modalities, such as cameras and radar, whether users in other applications can move beyond the testing and development phases and proceed to commercializing systems supported by lidar technology and whether lidar developers, such as us, can keep pace with the expected rapid technological change in certain developing markets, and the global response to the lingering effects of the COVID-19 pandemic, and other macroeconomic factors, and the length of any associated economic recovery. If lidar technology does not achieve commercial success, or if adoption of lidar is deferred or the market otherwise develops at a pace slower than we expect, our business, results of operations, and financial condition will be materially and adversely affected.

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

Reliance on third-party manufacturers reduces our control over the manufacturing process, including reduced control over quality, product costs, and product supply and timing. We may experience delays in shipments or issues concerning product quality from our third-party manufacturers. If any of our third-party manufacturers experience interruptions, delays, or disruptions in supplying our products, including by natural disasters, the lingering effects of the global COVID-19 pandemic, or if other epidemics or outbreaks of other contagions materialize, increased military conflict, especially in Eastern Europe, or work stoppages or capacity constraints, our ability to ship products would be delayed. In addition, unfavorable economic conditions could result in financial distress among third-party manufacturers upon which we rely, thereby increasing the risk of disruption of supplies necessary to fulfill our production requirements and meet customer demands. Additionally, if any of our third-party manufacturers experience quality control problems in their manufacturing operations and our products do not meet customer or regulatory requirements, we could be required to cover the cost of repair or replacement of any defective products. These delays or product quality issues could have an immediate and material adverse effect on our ability to fulfill orders and could have a negative effect on our operating results. In addition, such delays or issues with product quality could adversely affect our reputation and our relationship with our channel partners. If our third-party manufacturers experience financial, operational, manufacturing capacity, or other difficulties, or experience shortages in required components, or if they are otherwise unable or unwilling to continue to manufacture our products in required volumes or at all, our supply may be disrupted, we may be required to seek alternate manufacturers, and we may be required to redesign our products. It would be time-consuming, and could be costly and impracticable, to begin to use new manufacturers or designs, and such changes could cause significant interruptions in supply and could have an adverse effect on our ability to meet our scheduled product deliveries, and may subsequently lead to the loss of sales. While we take measures to protect our trade secrets, the use of third-party manufacturers may also risk disclosure of our innovative and proprietary manufacturing methodologies, which could adversely affect our business.

We may engage international contract manufacturers, and therefore we may face risks associated with manufacturing operations outside the United States.

To the extent our manufacturing is done outside of the United States, we are subject to several inherent risks, including:

•foreign currency fluctuations;

•local economic conditions;

•political instability, including the military actions occurring in Ukraine;

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

From time to time, we may undertake acquisitions to add new products and technologies, acquire talent, gain new sales channels, or enter into new markets or sales territories. In addition to possible stockholder approval, we may need approvals and licenses from relevant governmental authorities for the acquisitions and to comply with any applicable laws and regulations, which could result in increased delays and costs, and may disrupt our business strategy if we fail to obtain such required approvals. Furthermore, acquisitions and the subsequent integration of new assets, businesses, key personnel, customers, vendors, and suppliers will require significant attention from our management and could result in a diversion of resources from our existing business, which in turn could have an adverse effect on our operations. Acquired assets or businesses may not generate the financial results we expect. Acquisitions could result in the use of substantial amounts of cash, potentially dilutive issuances of equity securities, the occurrence of significant goodwill impairment charges, amortization expenses for other intangible assets, and exposure to potential unknown liabilities of the acquired business. Moreover, the costs of identifying and closing acquisitions may be significant.

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

Sales to international customers accounted for 18% and 8% of our revenue for the six months ended June 30, 2023 and 2022, respectively. We are committed to growing our international sales, and while we have committed resources to expanding our international operations and sales channels, these efforts may not be successful. International operations are subject to a number of other risks, including:

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

•stringent regulation of autonomous, AI, or other systems or products using our products and stringent consumer protection and product compliance regulations, including, but not limited, to the General Data Protection Regulation, or GDPR, in the European Union, European competition law, the Restriction of Hazardous Substances Directive, or RoHS, the Waste Electrical and Electronic Equipment Directive, or WEEE, and the European Ecodesign Directive, all of which are costly to comply with and may vary from country to country;

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

Our products are highly technical, very complex, and require high standards to manufacture. Our products have in the past experienced, and will likely in the future experience, defects, errors, or reliability issues at various stages of development, production, and use. We may be unable to timely release new products, manufacture existing products, correct problems that have arisen, or correct such problems to our customers’ satisfaction. Additionally, undetected errors, defects, or security vulnerabilities, especially as new products are introduced or as new versions are released, could result in serious injury to the end users of the technology incorporating our products or those in the surrounding area, our customers never being able to commercialize technology incorporating our products, litigation against us, negative publicity, and other consequences. These risks are particularly prevalent in the highly competitive autonomous driving and ADAS markets. Some errors or defects in our products may only be discovered after they have been tested, commercialized, and deployed by customers. If that is the case, we may incur significant additional development costs and product recall, repair, or replacement costs. These problems may also result in claims, including class actions, against us. Our reputation or brand may be damaged as a result of these problems and customers may be reluctant to buy our products thereafter, which could adversely affect our ability to retain existing customers and attract new customers, and could adversely affect our financial results.

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

In addition, we could face material legal claims for breach of contract, product liability, fraud, tort, or breach of warranty as a result. Defending a lawsuit, regardless of its merit, could be costly and may divert management’s attention and adversely affect the market’s perception of us and our products. In addition, any insurance coverage we may have could prove inadequate with respect to a claim and future coverage may be unavailable on acceptable terms, or at all. These product-related issues could result in claims against us and our business could be adversely affected.

We may be subject to product liability or warranty claims that could result in significant direct or indirect costs, which could adversely affect our business and operating results.

Our customers intend to use our solutions in autonomous driving and ADAS applications; the operation of motor vehicles, even with our solutions embedded, presents the risk of significant injury, including fatalities. We may be subject to claims if a product using our lidar technology is involved in an accident and persons are injured or purport to be injured. Any insurance that we carry may not be sufficient or it may not apply to all situations. Similarly, our customers could be subjected to claims as a result of such accidents and bring legal claims against us to attempt to hold us liable. In addition, if lawmakers or governmental agencies were to determine that the use of our products, autonomous driving, or certain other ADAS applications increased the risk of injury to all or a subset of our customers, they may pass laws or adopt regulations that limit the use of our products, increase the liability associated with the use of our products, or regulate the use of or delay the deployment of autonomous driving and ADAS technology. Any of these events could adversely affect our brand, relationships with customers, operating results, or financial condition.

Suppliers to automotive OEMs may require that we provide a warranty, either directly or indirectly, on our products, including our embedded software. The occurrence of any material defects in our products during the warranty period could make us liable for damages and warranty claims. In addition, we could incur significant costs to correct any defects, warranty claims, or other problems, including costs related to product recalls. Any negative publicity related to the perceived quality of our products could affect our brand image, partner and customer demand, and adversely affect our operating results and financial condition. Also, warranty, recall, and product liability claims may result in litigation, including class actions, the occurrence of which could be costly, lengthy, and distracting, and adversely affect our business and operating results.

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

Automotive production and sales can also be affected by our automotive OEM and Tier 1 supplier customers’ ability to continue operating in response to challenging economic conditions and in response to labor relations issues, regulatory requirements, trade agreements, and other factors, such as the unavailability of unrelated components in the assembly of automobiles, an example of which was the shortage of semiconductors necessary for automobile production. The volume of automotive production in North America, Europe, and the rest of the world has fluctuated, sometimes significantly, from year to year, and we expect such fluctuations to give rise to fluctuations in the demand for our products and licenses of our technology. Any significant adverse change in any of these factors may result in a reduction in automotive sales and production by our automotive OEM and Tier 1 supplier customers and could have a material adverse effect on our business, results of operations, and financial condition.

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

Although we have and continue to pursue a broad customer base, we are dependent on a collection of customer relationships which are currently in development, with strong purchasing power. For the six months ended June 30, 2023 and 2022, Continental AG accounted for approximately 71% and 64% of our revenue, respectively. The loss of business from any of our major customers (whether by lower overall demand for our products, component shortages that impact our customers’ production plans or product development plans, cancellation of existing contracts or product orders, or the failure to design in our products, or an award of initial or new business) could have a material adverse effect on our business.

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

If we are unable to devote adequate resources to develop products or cannot otherwise successfully develop products or system configurations that meet customer requirements on a timely basis or that remain competitive with alternatives, our products will lose market share, our revenue will decline, we will experience operating losses, and our business and prospects will be adversely affected.

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

In December 2021, we entered into the CSPA with Tumim Stone pursuant to which Tumim Stone committed to purchase, subject to certain limitations, up to $125 million of our common stock should we elect to sell our common stock to them. On May 6, 2022, we filed a Registration Statement on Form S-1, which relates to the offer and resale of up to 30,865,419 shares of our common stock to be purchased by Tumim Stone, pursuant to the CSPA. Should we decide to sell our common stock to Tumim Stone, stockholders will experience dilution of their interest in us, which dilution will be heightened if the price at which we sell the common stock is low, as there is no minimum price at which we can sell our common stock under the CSPA. Moreover, under the CSPA, with some exceptions, we can only sell to Tumim Stone the lesser of: (i) a total of 30,865,419 shares of our common stock or (ii) a number of shares where Tumim Stone would own no more than 9.99% of our outstanding shares, which at August 4, 2023, we had 184,808,775 shares outstanding. At values below $4.05 per share, we would likely not be in a position to realize the full commitment of $125 million under the CSPA and existing stockholders would experience significant dilution. As of June 30, 2023, the Company had issued 1,145,000 shares of its common stock under the CSPA for proceeds of $2.9 million. Therefore, the actual number of shares we will be able to sell to Tumim Stone, the amount of dilution our stockholders will experience upon the sale of our common stock under the CSPA, and the total proceeds that we will derive from such sales, cannot be determined at this time.

The Securities Purchase Agreement, or SPA, we entered into with 3i, LP, or 3i, in September 2022, contemplates the ability for us to borrow up to $21 million, however, due to contractual limitations contained in the SPA, we may be unable to borrow the full amount contemplated under the SPA, and we may not have the option to repay the loan to 3i with stock if certain requirements are not met.

In September 2022, we entered into a SPA with 3i pursuant to which 3i committed to lend to us up to $21 million pursuant to related convertible notes. The transaction contemplated that the borrowings would occur in two tranches, each in the gross amount of $10.5 million. The first tranche, in the gross amount of $10.5 million, was lent to us at or about the time we entered into the SPA. The second tranche under the SPA, can be drawn at our option, subject to satisfaction of certain conditions specified in the SPA, including, without limitation, (i) absence of an uncured event of default, as defined, (ii) there being a sufficient number of authorized but unissued shares of our common stock available for issuance, (iii) the daily volume weighted average price of our common stock exceeding $1.50 for the twenty (20) trading days prior to the draw of the second tranche, (iv) the average daily trading volume of our common stock exceeding $1.5 million for twenty (20) days prior to the draw of the second tranche, and (v) the outstanding balance of the first tranche being less than $2 million. These conditions can be waived by the lender, but the lender has no obligation to do so. A number of the foregoing conditions have not been satisfied as of August 4, 2023, and we can provide no assurance that such conditions will be satisfied in the future to allow us to borrow the additional $10.5 million under the SPA. In addition, to use equity rather than cash to repay the principal and interest under the convertible note, we must meet certain requirements, including that the average daily trading volume of our common stock exceeds $500,000 for the twenty (20) trading days prior to the due date of the payment under promissory note. Our average daily trading volume has not consistently exceeded $500,000, and we can provide no assurances that we will be able to meet this condition prior to any of the payment dates under the convertible note. Unless the lender waives this condition, we will be required to make the payments under the convertible note in cash.

If we fail to maintain an effective system of internal controls, our ability to produce timely and accurate financial statements or comply with applicable regulations could be adversely affected.

We are subject to the reporting requirements of the Securities Exchange Act of 1934, the Sarbanes-Oxley Act of 2002, and the rules and regulations of Nasdaq. We expect that the requirements of these rules and regulations will continue to increase our legal, accounting, and financial compliance costs, make some activities more difficult, time-consuming, and costly, and place significant strain on our personnel, systems, and resources.

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

Our business may be adversely affected by changes in regulations of automobiles and lasers or concerns that drive further regulation of the automotive and laser markets.

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

Some of the third-party software used by us is licensed under the terms of open source software licenses. Companies that incorporate open source software into their technologies have, from time to time, faced claims challenging the use of open source software and/or compliance with open source license terms. As a result, we could be subject to lawsuits by parties claiming ownership of what we believe to be open source software or claiming noncompliance with open source licensing terms. Some open source software licenses require users who distribute such software to publicly disclose all or part of the source code to such software and/or make available any derivative works of the open source code, which could include valuable proprietary code of the user, on unfavorable terms or at no cost. While we monitor the use of open source software and attempt to ensure that open source software is not used in a manner that would require us to disclose our internally developed source code or that would otherwise breach the terms of an open source agreement, such use could inadvertently occur. Any requirement to disclose our internally developed source code or pay damages for breach of contract or copyright infringement could have a material adverse effect on our business, financial condition, and results of operations and could help our competitors develop services that are similar to or better than ours.

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

We expect to incur significant legal, accounting, and other expenses that we did not incur as a private company, and these expenses will likely increase more after we are no longer an emerging growth company, as defined in Section 2(a) of the Securities Act. As a public company, we will be subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, and the Dodd-Frank Act, as well as rules adopted, and to be adopted, by the SEC and Nasdaq. Our management and other personnel will need to devote a substantial amount of time to these compliance initiatives. Moreover, we expect these rules and regulations to substantially increase our legal and financial compliance costs and to make some activities more time-consuming and costly. These increased costs will increase our net loss. For example, we expect these rules and regulations could make it more difficult or more expensive for us to obtain director and officer liability insurance and we may be forced to accept reduced policy limits or incur substantially higher costs to maintain the same or similar coverage. We cannot predict or estimate the amount or timing of additional costs we may incur to respond to these requirements. The impact of these requirements could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees, or as executive officers.

Additionally, there continues to be public interest and increased legislative pressure related to environmental, social, and governance, or ESG, activities of public companies. For example, there is a growing number of states requiring organizations to report their board composition as well as mandating gender diversity and representation from underrepresented communities. We risk negative stockholder reaction, including from proxy advisory services, as well as damage to our brand and reputation, if we do not act responsibly in a number of key areas, including diversity and inclusion, environmental stewardship, support for local communities, corporate governance and transparency, and considering ESG and human capital factors in our operations.

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

Interest in our common stock from retail and other individual investors could result in increased volatility in the market price of our common stock, which could have a material adverse impact on the market price of our common stock and your investment.

Retail and other individual investors, which we believe make up a significant segment of our overall stockholder base, have, at times, appear to have played a significant role in the market dynamics that have resulted in substantial volatility in the market price of our stock, similar to what has been experienced by, for example, the common stock of GameStop Corp., AMC Entertainment Holdings, Inc. and certain other so-called “meme” stocks. At such times, the rapid and substantial increases or decreases in the market price of our stock may be unrelated to our operating performance, macroeconomic trends, or industry fundamentals, and substantial increases in the value of our stock at such times may obscure the significant risks and uncertainties that we face. This volatility has been attributed, in part, to strong and atypical retail investor interest, which may be expressed on financial trading and other social media sites and online forums.

We have in the past and may in the future experience significant interest in our common stock from such investors, and as a result the market price of our common stock has been and may continue to be volatile. There is no guarantee that we will continue to benefit from such retail and individual investor interest, even if our business or financial performance is strong. If investor sentiment changes, this could have a material adverse impact on the market price of our common stock and your investment.

Retail and individual investor sentiment (including as may be expressed on financial trading and other social media sites and online forums) may also influence the amount and status of short interest in our common stock. This could increase the likelihood of our common stock being the target of a “short squeeze,” particularly because a proportion of our common stock has been in the past and may in the future be traded by short sellers. A short squeeze and/or focused investor trading in anticipation of a short squeeze could lead to volatile price movements in shares of our common stock that may be unrelated or disproportionate to our operating performance or prospects. Or, if investors no longer believe a short squeeze is viable, the market price of our common stock may rapidly decline. Accordingly, investors that purchase shares of our common stock during what may be considered a short squeeze may lose a significant portion of their investment.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.
Item 6. Exhibits

Exhibit Number	Description	Form	File Number	Exhibit/Appendix Reference	Filing Date	Filed Herewith
3.1	Second Amended and Restated Certificate of Incorporation of AEye, Inc.	8-K	001-39699	3.1	08/23/2021
3.2	Certificate of Amendment of the Second Amended and Restated Certificate of Incorporation of AEye, Inc.	10-Q	001-39699	3.2	05/11/2023
3.3	Amended and Restated Bylaws of AEye, Inc.	8-K	001-39699	3.2	08/23/2021
31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15(d)-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15(d)-14(a) under the Securities Exchange Act of 1934, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (formatted as Inline XBRL)					X
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

Dated: August 9, 2023

AEye, Inc.

By: /s/ Matthew Fisch
Matthew Fisch
Chief Executive Officer and Director
(Principal Executive Officer)

By: /s/ Conor Tierney
Conor Tierney
Chief Financial Officer and Treasurer
(Principal Financial Officer)