Form 10-Q
period 2023-09-30
AEye, Inc.
filed 2023-11-09
CIK 1818644

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of November 6, 2023, the registrant had 188,143,137 shares of common stock, $0.0001 par value per share, outstanding.

AEye, Inc.
Quarterly Report on Form 10-Q
For the Quarterly Period Ended September 30, 2023

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

PART 1. FINANCIAL INFORMATION
Item 1. Financial statements (Unaudited)

AEYE, INC. CONDENSED CONSOLIDATED BALANCE SHEETS (In thousands, except share and par value)
	September 30, 2023	December 31, 2022
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$37,149	$19,064
Marketable securities	8,743	75,135
Accounts receivable, net	238	617
Inventories, net	4,868	4,553
Prepaid and other current assets	4,509	6,181
Total current assets	55,507	105,550
Right-of-use assets	14,397	15,502
Property and equipment, net	7,787	7,665
Restricted cash	2,150	2,150
Other noncurrent assets	1,040	2,473
Total assets	$80,881	$133,340

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$4,707	$3,218
Accrued expenses and other current liabilities	7,247	9,764
Contract liabilities	18	987
Convertible notes	—	8,594
Total current liabilities	11,972	22,563
Operating lease liabilities, noncurrent	15,484	16,681
Other noncurrent liabilities	82	126
Total liabilities	27,538	39,370
COMMITMENTS AND CONTINGENCIES (Note 16)
STOCKHOLDERS’ EQUITY:
Preferred stock—$0.0001 par value: 1,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock—$0.0001 par value: 600,000,000 shares authorized; 186,674,693 and 163,099,124 shares issued and outstanding at September 30, 2023 and December 31, 2022	19	16
Additional paid-in capital	363,176	345,742
Accumulated other comprehensive income (loss)	1	(1,279)
Accumulated deficit	(309,853)	(250,509)
Total stockholders’ equity	53,343	93,970
Total liabilities and stockholders’ equity	$80,881	$133,340
The accompanying notes are an integral part of these condensed consolidated financial statements.

AEYE, INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (In thousands, except share and per share data) (Unaudited)
	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
REVENUE:
Prototype sales	$56	$652	$426	$1,182
Development contracts	132	115	969	1,373
Total revenue	188	767	1,395	2,555
Cost of revenue	4,479	2,708	8,651	5,617
Gross loss	(4,291)	(1,941)	(7,256)	(3,062)
OPERATING EXPENSES:
Research and development	5,654	8,971	20,993	28,309
Sales and marketing	1,910	4,466	10,782	14,405
General and administrative	5,380	7,896	20,279	29,053
Total operating expenses	12,944	21,333	52,054	71,767
LOSS FROM OPERATIONS	(17,235)	(23,274)	(59,310)	(74,829)
OTHER INCOME (EXPENSE):
Change in fair value of convertible note and warrant liabilities	12	16	(914)	125
Interest income and other	354	335	932	1,109
Interest expense and other	(174)	(688)	(9)	(1,338)
Total other income (expense), net	192	(337)	9	(104)
Provision for income tax expense	5	13	43	39
Net loss	$(17,048)	$(23,624)	$(59,344)	$(74,972)
PER SHARE DATA
Net loss per common share (basic and diluted)	$(0.09)	$(0.15)	$(0.34)	$(0.48)
Weighted average common shares outstanding (basic and diluted)	184,117,531	159,312,203	172,182,776	156,702,000
COMPREHENSIVE LOSS:
Net loss	$(17,048)	$(23,624)	$(59,344)	$(74,972)
Change in net unrealized loss on available-for-sale securities, net of tax	345	(84)	1,255	(1,322)
Change in fair value due to instrument-specific credit risk, net of tax	—	—	(21)	—
Net losses reclassified into income during the period, net of tax	46	77	46	77
Comprehensive loss	$(16,657)	$(23,631)	$(58,064)	$(76,217)

The accompanying notes are an integral part of these condensed consolidated financial statements.

AEYE, INC. CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY For the nine months ended September 30, 2023 and 2022 (In thousands, except share data) (Unaudited)
	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
BALANCE—December 31, 2022	—	$—	163,099,124	$16	$345,742	$(1,279)	$(250,509)	$93,970
Stock-based compensation	—	—	—	—	6,513	—	—	6,513
Issuance of common stock upon exercise of stock options	—	—	2,069,081	—	391	—	—	391
Issuance of common stock upon vesting of restricted stock units	—	—	2,983,790	—	—	—	—	—
Taxes related to net share settlement of equity awards	—	—	(1,320,828)	—	(867)	—	—	(867)
Conversion of convertible note into common stock	—	—	4,138,414	1	1,754	—	—	1,755
Other comprehensive income, net of tax	—	—	—	—	—	469	—	469
Net loss	—	—	—	—	—	—	(26,265)	(26,265)
BALANCE—March 31, 2023	—	$—	170,969,581	$17	$353,533	$(810)	$(276,774)	$75,966
Stock-based compensation	—	—	—	—	4,110	—	—	4,110
Issuance of common stock upon vesting of restricted stock units	—	—	2,562,467	—	—	—	—	—
Taxes related to net share settlement of equity awards	—	—	(895,829)	—	(181)	—	—	(181)
Conversion of convertible note into common stock	—	—	8,119,992	1	1,253	—	—	1,254
Issuance of common stock through Employee Stock Purchase Plan	—	—	664,102	—	118	—	—	118
Other comprehensive income, net of tax	—	—	—	—	—	420	—	420
Net loss			—	—	—	—	(16,031)	(16,031)
BALANCE—June 30, 2023	—	$—	181,420,313	$18	$358,833	$(390)	$(292,805)	$65,656

Stock-based compensation	—	—	—	—	4,084	—	—	4,084
Issuance of common stock upon exercise of options	—	—	333,249	—	59	—	—	59
Issuance of common stock upon vesting of restricted stock units	—	—	2,331,033	—	—	—	—	—
Taxes related to net share settlement of equity awards	—	—	(812,387)	—	(261)	—	—	(261)
Conversion of convertible note into common stock	—	—	2,817,485	1	328	—	—	329
Issuance of common stock under the Common Stock Purchase Agreement	—	—	585,000	—	136	—	—	136
Transaction costs related to Common Stock Purchase Agreement	—	—	—	—	(3)	—	—	(3)
Other comprehensive income, net of tax	—	—	—	—	—	391	—	391
Net loss	—	—	—	—	—	—	(17,048)	(17,048)
BALANCE—September 30, 2023	—	$—	186,674,693	$19	$363,176	$1	$(309,853)	$53,343

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
BALANCE—December 31, 2021	—	$—	155,137,237	$16	$320,937	$(391)	$(151,795)	$168,767
Stock-based compensation					5,340	—	—	5,340
Issuance of common stock upon exercise of options	—	—	656,303	—	222	—	—	222
Issuance of common stock upon vesting of restricted stock units	—	—	856,917	—	—	—	—	—
Taxes related to net share settlement of equity awards	—	—	(285,533)	—	(1,149)	—	—	(1,149)
Change in net unrealized loss on available-for-sale securities, net of tax	—	—	—	—	—	(1,056)	—	(1,056)
Net loss	—	—		—	—	—	(24,881)	(24,881)
BALANCE—March 31, 2022	—	$—	156,364,924	$16	$325,350	$(1,447)	$(176,676)	$147,243
Stock-based compensation	—	—	—	—	6,557	—	—	6,557
Issuance of common stock upon exercise of stock options	—	—	1,105,298	—	446	—	—	446
Issuance of common stock upon vesting of restricted stock units	—	—	883,318	—	—	—	—	—
Taxes related to net share settlement of equity awards	—	—	(312,920)	—	(1,431)	—	—	(1,431)
Issuance of common stock under the Common Stock Purchase Agreement	—	—	435,000	—	1,422	—	—	1,422
Issuance of stock upon exercise of public warrants	—	—	10	—	—	—	—	—
Change in net unrealized loss on available-for-sale securities, net of tax	—	—	—	—	—	(182)	—	(182)
Net loss	—	—	—	—	—	—	(26,467)	(26,467)
BALANCE—June 30, 2022	—	$—	158,475,630	$16	$332,344	$(1,629)	$(203,143)	$127,588

Stock-based compensation	—	—	—	—	6,106	—	—	6,106
Issuance of common stock upon exercise of stock options	—	—	1,014,428	—	364	—	—	364
Issuance of common stock upon vesting of restricted stock units	—	—	976,852	—	—	—	—	—
Taxes related to net share settlement of equity awards	—	—	(339,064)	—	(846)	—	—	(846)
Issuance of common stock under the Common Stock Purchase Agreement, net of transaction costs	—	—	710,000	—	1,469	—	—	1,469
Transaction costs related to Common Stock Purchase Agreement	—	—	—	—	(29)	—	—	(29)
Other comprehensive loss, net of tax	—	—	—	—	—	(7)	—	(7)
Net loss	—	—	—	—	—	—	(23,624)	(23,624)
BALANCE—September 30, 2022	—	$—	160,837,846	$16	$339,408	$(1,636)	$(226,767)	$111,021
The accompanying notes are an integral part of these condensed consolidated financial statements.

AEYE, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands) (Unaudited)
	Nine months ended September 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(59,344)	$(74,972)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	998	794
Loss on sale of property and equipment, net	53	—
Noncash lease expense relating to operating lease right-of-use assets	1,058	993
Impairment of right-of-use assets	47	—
Inventory write-downs, net of scrapped inventory	3,666	576
Change in fair value of convertible note and warrant liabilities	914	(125)
Realized loss on instrument-specific credit risk	46	—
Stock-based compensation	14,707	18,003
Realized loss on redemption of marketable securities	—	77
Amortization of premiums and accretion of discounts on marketable securities, net of change in accrued interest	33	1,211
Changes in operating assets and liabilities:
Accounts receivable, net	379	3,598
Inventories, current and noncurrent, net	(2,681)	(2,256)
Prepaid and other current assets	1,672	(445)
Other noncurrent assets	133	420
Accounts payable	1,494	(1,236)
Accrued expenses and other current liabilities	(2,571)	220
Operating lease liabilities	(1,143)	(983)
Contract liabilities	(969)	(1,400)
Net cash used in operating activities	(41,508)	(55,525)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(1,421)	(3,402)
Proceeds from sale of property and equipment	243	—
Purchase of marketable securities	(8,736)	—
Proceeds from redemptions and maturities of marketable securities	76,350	93,592
Net cash provided by investing activities	66,436	90,190
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	450	1,032
Proceeds from the issuance of convertible notes	—	10,000
Payments for convertible note redemptions	(6,235)	—
Taxes paid related to the net share settlement of equity awards	(1,312)	(4,252)
Proceeds from issuance of common stock under the Common Stock Purchase Agreement	136	2,891
Proceeds from issuance of common stock through Employee Stock Purchase Plan	118	—
Stock issuance costs related to the Common Stock Purchase Agreement	—	(29)
Net cash (used in) provided by financing activities	(6,843)	9,642
NET INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	18,085	44,307
CASH, CASH EQUIVALENTS AND RESTRICTED CASH—Beginning of period	21,214	16,333
CASH, CASH EQUIVALENTS AND RESTRICTED CASH—End of period	$39,299	$60,640
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes	16	20
Cash paid for interest	115	—
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Purchases of property and equipment included in accounts payable and accrued liabilities	23	154
Operating lease right-of-use assets obtained in exchange for lease obligations upon adoption of ASC 842	—	16,284
Conversion of convertible notes and accrued interest into Class A common stock	3,338	—
Stock issuance costs included in accounts payable and accrued liabilities	3	—
Taxes related to net share settlement of equity awards included in accrued liabilities	1	9
Operating lease right-of-use assets obtained in exchange for lease obligation	—	556
The accompanying notes are an integral part of these condensed consolidated financial statements.

AEYE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data or otherwise stated)

1.ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

AEye, Inc. (the “Company” or “AEye”), formerly known as CF Finance Acquisition Corp. III, (“CF III”) was originally incorporated in Delaware on March 15, 2016 under the name CF SPAC Re Inc. On February 17, 2021, AEye Technologies, Inc., then known as AEye, Inc., entered into an Agreement and Plan of Merger with CF III. Based on CF III’s business activities, it was a “shell company” as defined under the Securities Exchange Act of 1934, as amended. On August 16, 2021, the business combination contemplated by the Agreement and Plan of Merger was closed and CF III changed its name to AEye, Inc.

AEye is a provider of high-performance lidar systems for vehicle autonomy, advanced driver-assistance systems (ADAS), and smart industrial applications. AEye’s software-definable 4SightTM Intelligent Sensing Platform combines solid-state lidar and integrated deterministic artificial intelligence to capture more intelligent information with less data, enabling faster, more accurate, and more reliable perception of the surroundings.

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

The Company's financial instruments that are not remeasured at fair value include accounts receivable, prepaid and other current assets, accounts payable, accrued expenses, and other current liabilities. The carrying values of these financial instruments approximate their fair values.

The Company’s financial assets and liabilities measured at fair value on a recurring basis and the level of inputs used for such measurements were as follows (in thousands):

	Fair Value Measured as of September 30, 2023 Using:
	Adjusted Cost	Unrealized gain	Fair Value	Cash and Cash Equivalents	Marketable Securities
Assets
Level 1
Money market funds	$29,289	$—	$29,289	$29,289	$—
Level 2
Corporate bonds	1,994	—	1,994	1,994	—
Commercial paper	4,829	—	4,829	—	4,829
U.S. Government securities	3,913	1	3,914	—	3,914
Total financial assets	$40,025	$1	$40,026	$31,283	$8,743
Liabilities
Level 2
Private placement warrant liability	$—	$—	$2	$—	$—
Level 3
Derivative warrant liability	—	—	80	—	—
Total financial liabilities	$—	$—	$82	$—	$—

	Fair Value Measured as of December 31, 2022 Using:
	Adjusted Cost	Unrealized losses	Fair Value	Cash and Cash Equivalents	Marketable Securities
Assets
Level 1
Money market funds	$14,253	$—	$14,253	$14,253	$—
Level 2
Asset-backed securities	$3,507	$(119)	$3,388	$—	$3,388
Corporate bonds	22,139	(240)	21,899	—	21,899
Commercial paper	20,760	—	20,760	—	20,760
U.S. Government securities	29,983	(895)	29,088	—	29,088
Total financial assets	$90,642	$(1,254)	$89,388	$14,253	$75,135
Liabilities
Level 2
Private placement warrant liability	$—	$—	$7	$—	$—
Level 3
Convertible notes			$8,594
Derivative warrant liability			119
Total financial liabilities	$—	$—	$8,720	$—	$—

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

Private Placement Warrant Liability: As of September 30, 2023, Private Placement Warrants are recorded on the condensed consolidated balance sheets at fair value. The fair value is based on observable Level 2 inputs, specifically, the observable input of the Company's public warrants. Any changes in the fair value of the liability are reflected in other income (expense), net, on the condensed consolidated statements of operations and comprehensive loss. Private Placement Warrant liability is included within other noncurrent liabilities on the condensed consolidated balance sheets.

For the nine months ended September 30, 2023, there were no net transfers between Level 1 and Level 2 inputs.

The following table presents a summary of the changes in fair value of the Company's Level 3 financial instruments for the nine months ended September 30, 2023 (in thousands):

	2022 Note	Derivative Warrant Liability	Total
Balance at December 31, 2022	$8,594	$119	$8,713
Payments or conversions	(9,573)	—	(9,573)
Change in fair value included in other income (expense), net	958	(39)	919
Change in fair value due to instrument specific credit risk included in other comprehensive income	21	—	21
Balance at September 30, 2023	$—	$80	$80

The key inputs into the Monte-Carlo simulation model for the derivative warrant liability valued at September 30, 2023 are as follows:

September 30, 2023
Expected term (years)	2.9
Expected volatility	142.3%
Risk-free interest rate	4.8%
Dividend yield	—%
Exercise price	$3.50

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

3.CASH, CASH EQUIVALENTS, AND RESTRICTED CASH

Cash, cash equivalents, and restricted cash as of September 30, 2023 and December 31, 2022 were as follows (in thousands):

	September 30, 2023	December 31, 2022
	(unaudited)
Cash and cash equivalents	$37,149	$19,064
Restricted cash	2,150	2,150
Total cash, cash equivalents, and restricted cash	$39,299	$21,214

4. INVENTORIES

Inventory, net of write-downs, as of September 30, 2023 and December 31, 2022 were as follows (in thousands):

	September 30, 2023	December 31, 2022
	(unaudited)
Raw materials	$1,841	$2,022
Work in-process	3,027	2,484
Finished goods	—	47
Total inventory, net	$4,868	$4,553

The Company also had $191 and $1,491 of non-current inventory (raw materials) classified within Other noncurrent assets on the condensed consolidated balance sheet as of September 30, 2023 and December 31, 2022, respectively.

The Company's current and non-current inventory as of September 30, 2023 and December 31, 2022 was written down by $3,160 and $833, respectively, in order to reduce inventory to the lower of cost or net realizable value.

5.PREPAID AND OTHER CURRENT ASSETS

Prepaid and other current assets as of September 30, 2023 and December 31, 2022 were as follows (in thousands):

	September 30, 2023	December 31, 2022
	(unaudited)
Prepaid expenses	$2,635	$4,203
Advances to suppliers	1,658	984
Demonstration units	45	281
Other	171	713
Total prepaid and other current assets	$4,509	$6,181

6.     LEASES

The components of operating lease expenses for the three and nine months ended September 30, 2023 and 2022 are as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Operating lease cost	$593	$602	$1,797	$1,780
Variable lease cost	89	62	248	171
Total operating lease cost	$682	$664	$2,045	$1,951

Maturities of lease liabilities are as follows (in thousands):

Operating leases
Years ending - December 31:	(Unaudited)
2023 (remaining three months)	$634
2024	2,570
2025	2,583
2026	2,660
2027	2,701
Thereafter	11,116
Total lease payments	22,264
Less amount to discount to present value	(4,271)
Present value of lease liabilities	$17,993

7. OTHER NONCURRENT ASSETS

Other noncurrent assets as of September 30, 2023 and December 31, 2022 were as follows (in thousands):

	September 30, 2023	December 31, 2022
	(unaudited)
Non-current inventory	$191	$1,491
Long-term prepaid expenses	763	901
Security deposits	86	81
Total other noncurrent assets	$1,040	$2,473

8.    CONVERTIBLE NOTES

2022 Convertible Note

On September 14, 2022, the Company entered into a Securities Purchase Agreement, or SPA, with an investor allowing for the sale and issue of two convertible notes, each with a principal balance of $10,500 and cash proceeds of $9,850, for a total of $20,000 in proceeds between the two issuances (each, a "Note Closing"). The first Note Closing ("First Closing") occurred on September 15, 2022, and the Company entered into a Senior Unsecured Convertible Note with the investor pursuant to which the Company issued to the investor one convertible note ("2022 Note") with a principal balance of $10,500 for cash proceeds of $9,850. As part of the First Closing, the Company also issued warrants to the investor. The second tranche convertible note under the SPA can be drawn at the Company's option, subject to satisfaction of certain conditions specified in the SPA, including, without limitation, (i) absence of an uncured event of default, as defined, (ii) there being a sufficient number of authorized but unissued shares of our common stock available for issuance, (iii) the daily volume weighted average price of our common stock exceeding $1.50 for the twenty (20) trading days prior to the draw of the second tranche, (iv) the average daily trading volume of our common stock exceeding $1.5 million for the twenty (20) trading days prior to the draw of the second tranche, and (v) the outstanding balance of the first tranche being less than $2 million. These conditions can be waived by the lender, but the lender has no obligation to do so. If the second tranche is not drawn down by March 15, 2024, the Company's right to effect a Second Closing shall automatically terminate.

The 2022 Note bore interest at an annual rate of 5.0%, in addition to an original issue discount of 4.76%, and had an initial maturity date of March 15, 2024 ("Maturity Date"). Beginning December 15, 2022, and the first of each subsequent month (each a "Monthly Redemption Date" or an "Installment Date"), the Company was required to redeem the Monthly Redemption Amount until the 2022 Note was fully redeemed. The Monthly Redemption Amount, in most instances, was 1/15th of the original principal amount, plus any amount accelerated pursuant to the 2022 Note, accrued but unpaid interest, and late fees, if any. The principal and interest could be settled in cash or, so long as certain equity conditions are met, shares of Common Stock at the option of the Company and was payable together with monthly redemptions of the outstanding principal amount of the Note.

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

As of September 30, 2023, the 2022 Note has no outstanding principal balance as all outstanding principal and accrued interest has been fully settled. As part of the debt extinguishment, the Company reclassified the accumulated change in fair value due to instrument-specific credit risk out of accumulated other comprehensive loss on the condensed consolidated balance sheet and into interest expense and other on the condensed consolidated statement of operations.

9. INTEREST EXPENSE AND OTHER

Interest expense and other for the three and nine months ended September 30, 2023 and 2022 consisted of the following (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Convertible note issuance costs	—	381	—	381
Amortization of premiums (accretion of discounts) on marketable securities, net	(1)	203	(230)	811
Realized losses on redemptions of marketable securities	—	77	—	77
Common Stock Purchase Agreement costs	—	—	—	28
Loss on disposal of assets	105	—	105	—
Impairment of right-of-use assets	—	—	47	—
Realized loss on instrument-specific credit risk	46	—	46	—
Other	24	27	41	41
Interest expense and other	$174	$688	$9	$1,338

10.    ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The changes in accumulated other comprehensive income (loss) by component for the nine months ended September 30, 2023 and 2022 are as follows (in thousands):

	Change in net unrealized loss on available-for-sale securities	Change in fair value due to instrument-specific credit risk	Total
Balance at December 31, 2022	$(1,254)	$(25)	$(1,279)
Other comprehensive income (loss), net of tax	490	(21)	469
Balance at March 31, 2023	$(764)	$(46)	$(810)
Other comprehensive income, net of tax	420	—	420
Balance at June 30, 2023	$(344)	$(46)	$(390)
Other comprehensive income before reclassifications, net of tax	345	—	345
Amounts reclassified from accumulated other comprehensive loss, net of tax	—	46	46
Net other comprehensive income	345	46	391
Balance at September 30, 2023	$1	$—	$1

	Change in net unrealized loss on available-for-sale securities	Change in fair value due to instrument-specific credit risk	Total
Balance at December 31, 2021	$(391)	$—	$(391)
Other comprehensive loss, net of tax	(1,056)	—	(1,056)
Balance at March 31, 2022	$(1,447)	$—	$(1,447)
Other comprehensive loss, net of tax	(182)	—	(182)
Balance at June 30, 2022	$(1,629)	$—	$(1,629)
Other comprehensive loss before reclassifications, net of tax	(84)	—	(84)
Amounts reclassified from accumulated other comprehensive loss, net of tax	77	—	77
Net other comprehensive loss	(7)	—	(7)
Balance at September 30, 2022	$(1,636)	$—	$(1,636)

11.    NET LOSS PER SHARE

The following table sets forth the basic and diluted net loss per share attributable to common stockholders for the periods presented (in thousands, except share and per share data):

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Numerator:
Net loss attributable to common stockholders	$(17,048)	$(23,624)	$(59,344)	$(74,972)
Denominator:
Weighted average common shares outstanding- Basic	184,117,531	159,312,203	172,182,776	156,702,000
Dilutive effect of potential common shares	—	—	—	—
Weighted average common shares outstanding- Diluted	184,117,531	159,312,203	172,182,776	156,702,000

Net loss per share attributable to common stockholders - Basic and Diluted	$(0.09)	$(0.15)	$(0.34)	$(0.48)

Due to net losses for the nine months ended September 30, 2023 and 2022, basic and diluted net loss per share were the same, as the effect of all potentially dilutive securities would have been anti-dilutive. The following table sets forth the anti-dilutive common share equivalents for the periods listed:

	Nine months ended September 30, 2023
	2023	2022
Common stock options issued and outstanding	9,395,315	26,082,681
Unvested restricted stock units	23,617,958	13,513,002
Warrants	9,583,322	9,583,322
Conversion of convertible notes	—	9,801,467
ESPP	1,302,183	—
Total	43,898,778	58,980,472

12.    STOCK-BASED COMPENSATION

The following table summarizes stock-based compensation expense recorded in each component of operating expenses in the Company’s condensed consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2023 and 2022 (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Cost of revenue	$32	$43	$127	$86
Research and development	1,720	1,899	5,528	5,167
Sales and marketing	653	1,239	2,695	3,477
General and administrative	1,679	2,925	6,357	9,273
Total stock-based compensation	$4,084	$6,106	$14,707	$18,003

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

Nine months ended September 30, 2023
Expected term (years)	1.05
Expected volatility	104.5%
Risk-free interest rate	4.8%
Dividend yield	—%

13.    REVENUE

Sale of Prototypes

The Company recorded revenue for prototype sales of $56 and $426 in the three and nine months ended September 30, 2023, respectively, and $652 and $1,182 in the three and nine months ended September 30, 2022, respectively, in the condensed consolidated statements of operations and comprehensive loss. The Company does not incur significant contract costs in fulfilling or obtaining their contracts with customers.

Development Contracts

The Company has entered into research and development contracts with companies primarily in the automotive industry. The Company assessed the number of performance obligations associated with the promises under each agreement, primarily the delivery of customized 4SightTM perception-related goods and services, and recognized $132 and $969 in revenue for performance obligations satisfied during the three and nine months ended September 30, 2023 and $115 and $1,373 during the three and nine months ended September 30, 2022, respectively, in the condensed consolidated statements of operations and comprehensive loss.

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

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Revenue by primary geographical market:
United States	$164	$130	$1,154	$1,777
Europe	24	622	184	742
Australia	—	—	32	—
Asia	—	15	25	36
Total	$188	$767	$1,395	$2,555

Revenue by timing of recognition:
Recognized at a point in time	$56	$652	$426	$1,402
Recognized over time	132	115	969	1,153
Total	$188	$767	$1,395	$2,555

Contract Liabilities

Contract liabilities consisted of the following as of September 30, 2023 and December 31, 2022 (in thousands):

	September 30, 2023	December 31, 2022
	(unaudited)
Contract liabilities, current	$18	$987
Total	$18	$987

The following table shows the significant changes in contract liabilities balance for the nine months ended September 30, 2023 and 2022 (in thousands):

	Nine months ended September 30,
	2023	2022
Beginning balance	$987	$2,918
Revenue recognized that was included in the contract liabilities beginning balance	(969)	(1,400)
Increase due to cash received and not recognized as revenue and billings in excess of revenue recognized during the period	—	—
Ending balance	$18	$1,518

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

14.    Restructuring

In the first quarter of 2023, management began the implementation of a revised strategic plan to focus on key products and critical customer engagements it believes will generate the best long-term results for all stakeholders. As a part of the implementation of the revised strategic plan, the Company has realigned resources, which resulted in restructuring charges of $172 in the three months ended September 30, 2023 and $1,470 in the nine months ended September 30, 2023 primarily relating to one-time employee termination benefits. On October 31, 2023, the Company implemented the second phase of its revised strategic plan - see Note 18, Subsequent Events. The Company did not have any restructuring charges during fiscal year 2022. Restructuring related liabilities are included in accrued expenses and other current liabilities in the condensed consolidated balance sheets.

Restructuring activity is summarized as follows as of September 30, 2023 (in thousands):

	One-time employee termination benefits	Other	Total
Balance as of December 31, 2022	$—	$—	$—
Charges	1,253	—	1,253
Cash payments	(199)	—	(199)
Balance as of March 31, 2023	$1,054	$—	$1,054
Charges	45	—	45
Cash payments	(955)	—	(955)
Balance as of June 30, 2023	$144	$—	$144
Charges	122	50	172
Cash payments	(266)	(18)	(284)
Balance as of September 30, 2023	$—	$32	$32

Restructuring charges were included in the condensed consolidated statements of operations and comprehensive loss during the three and nine months ended September 30, 2023 as follows (in thousands):

	Three months ended September 30, 2023	Nine months ended September 30, 2023
Cost of revenue	$—	$50
Research and development	—	503
Sales and marketing	100	658
General and administrative	72	259
Total restructuring charges	$172	$1,470

15.    INCOME TAXES

For the three and nine months ended September 30, 2023, the Company recorded a $5 and $43 provision for income taxes, respectively. For the three and nine months ended September 30, 2022, the Company recorded $13 and $39, respectively. The income tax rates vary from the federal and state statutory rates due to the valuation allowances on the Company's net operating losses and foreign tax rate differences. The Company computes its quarterly income tax provision by using a forecasted annual effective tax rate and adjusts for any discrete items arising during the quarter. The Company does not provide for federal income taxes on the undistributed earnings of its foreign subsidiaries as such earnings are to be reinvested indefinitely outside the U.S.

16.    COMMITMENTS AND CONTINGENCIES

Legal matters

The Company may be subject to legal proceedings and claims that arise in the ordinary course of business. Management is not currently aware of any matters that will have a material effect on the financial position, results of operations, or cash flows of the Company.

17.    RELATED PARTIES

Since November 2016, the Company has employed a sibling of Mr. Dussan, the Company’s Chief Technology Officer, who held the position of Director, Human Resources at September 30, 2023 and 2022. For the nine months ended September 30, 2023 and 2022, Mr. Dussan’s sibling received total cash compensation of $113 and $121, respectively. For the nine months ended September 30, 2023 and 2022, Mr. Dussan’s sibling was granted 60,000 and 22,500 RSUs, respectively. In addition, he participates in all other benefits that the Company generally offers to all of its employees.

18.    SUBSEQUENT EVENTS

On October 31, 2023, the Company implemented the second phase of its automotive-first strategic plan previously announced in May 2023. The second phase of the plan is to align the Company's operations with evolving business needs by focusing on the Company's transition from research and development to the commercialization of its automotive products, while reducing fixed operating costs. As a result of the implementation of the second phase of the Company's automotive-first strategic plan, the Company expects to record a one-time, pre-tax charge in the range of $4,500 to $6,500 primarily related to the write-down of product and component inventory and impairment of assets. The Company also expects to incur a cash charge, in the range of $2,000 to $2,500, relating to a reduction-in-force impacting approximately 29 employees. These charges are expected to be incurred in the fourth quarter of 2023.

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

Overview

This overview provides a high-level discussion of our operating results and some of the trends that affect our business. We believe that an understanding of these trends is important to understanding our financial results for the three and nine months ended September 30, 2023, as well as our future prospects. This summary is not intended to be exhaustive, nor is it intended to be a substitute for the detailed discussion and analysis provided elsewhere in this Quarterly Report, including our condensed consolidated financial statements and accompanying notes.

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

Market Trends and Uncertainties

We anticipate growing demand for our 4SightTM Intelligent Sensing Platform across two major markets - Automotive and Industrial. In the near term, we anticipate concentrating on the Automotive market to more effectively leverage our business model, focusing on advanced driver-assistance systems, or ADAS, autonomous driving, and commercial trucking. In the longer term, we will look for opportunities in the Industrial market, such as in the railway and intelligent transportation systems, or ITS, segments, when it becomes cost-effective to do so based on higher volume production in the Automotive market. This provides us with multiple opportunities for sustained growth by enabling new applications and product features across these market segments. However, as our customers continue their R&D projects to commercialize solutions that rely on lidar technology, it is difficult to estimate the timing of ultimate end markets and customer adoption. In the Automotive market for example, which accounted for 71% and 49% of our revenue in the nine months ended September 30, 2023 and 2022, respectively, our growth and financial performance will be heavily influenced by our ability to successfully integrate into OEM programs that require years of development, testing, and validation. Because of the size and complexity of these OEM programs, we see our existing Tier 1 partnerships as a significant competitive advantage over our competitors given the large scale, mass-production capabilities, and existing OEM customer relationships held by our Tier 1 partners. Our primary focus in the Automotive market is on ADAS for passenger and commercial vehicle autonomy, particularly highway autonomy applications. We believe that growth in that market is driven by both more stringent safety regulations and consumer demand for vehicles offering increased safety and advanced driver assist features. We will need to anticipate and adapt to any changes in the regulatory environment, as well as changes in consumer demand in order to take advantage of this opportunity.

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

Partnerships and Commercialization

Our technology is designed to be a key enabler in certain Automotive and Industrial market applications. Because our technology must be integrated into a broader solution by our customers, it is critical that we achieve design wins with these customers. The time to achieve a design win varies based on the market and application. We consider design wins to be critical to our future success, although the revenue that may be generated by each design win and the time necessary to achieve such a win can vary significantly, making it difficult to predict our future financial performance. Our strategy has been to sell our lidar solutions to customers in the Industrial market utilizing components that are sourced, in part, from the Tier 2 automotive supply chain and assembled by our contract manufacturing partners. In the Automotive market, we rely on a licensing model with Tier 1 suppliers which is intended to generate a royalty for us and, hence, can be more easily replicated with multiple Tier 1 suppliers. As the Tier 2 automotive supply chain matures, we intend to leverage those suppliers, and the volume created for the Automotive market, to participate in the Industrial market. In the fourth quarter of 2023, we discontinued our existing product for the Industrial market and we will curtail support for our industrial products until we achieve sufficient scale in our automotive products, which we believe represents our largest market opportunity. If we fail to achieve sufficient scale in our automotive products, we may not be in a position to reenter the Industrial market in the time frame we expect, or at all.

We believe our revenue and profitability will be dependent upon our success in licensing our technology to Tier 1 automotive suppliers - such as Continental, which represented 71% and 49% of our revenue in the nine months ended September 30, 2023 and 2022, respectively - that intend to use our technology in volume production of lidar sensors for OEMs. Delays of autonomy programs by OEMs that we are currently or will be working with through our Tier 1 partners could result in us being unable to achieve our revenue and profitability targets in the time frame we anticipate.

Restructuring

In the first quarter of 2023, we began the implementation of a revised strategic plan which outlines the steps we are taking to focus on key products and critical customer engagements that we believe will generate the best long-term results for our stakeholders. Our revised strategic plan focuses on realignment of our resources and significant reduction of operating expenses, a part of which included reducing our workforce by approximately one-third prior to the implementation of the revised strategic plan. Most of the workforce reduction went into effect on April 3, 2023.

On October 31, 2023, we implemented the second phase of our automotive-first strategic plan previously announced in May 2023. The second phase of the plan is to align our operations with evolving business needs by focusing on our transition from research and development to the commercialization of our automotive products, while reducing fixed operating costs. As a result of the implementation of the second phase of our automotive-first strategic plan, we expect to record a one-time, pre-tax charge in the range of $4,500 to $6,500 primarily related to the write-down of product and component inventory and impairment of assets. We also expect to incur a cash charge, in the range of $2,000 to $2,500, relating to a reduction-in-force impacting approximately 29 additional employees. These charges are expected to be incurred in the fourth quarter of 2023.

Gross Margin Improvement

Our gross margins will depend on numerous factors, including, among others, the selling price of our products, pricing of our development contracts with customers, royalty rates on licenses we grant to our customers, unit volumes, product mix, component costs, personnel costs, contract manufacturing costs, overhead costs, and product features. Our gross margins have in the past and may continue to be negatively impacted by inventory write-downs, as an example, during the third quarter of 2023, we recorded an inventory write-down of $3,007 related to the transition to certain higher grade components in our automotive products. We also expect to incur additional inventory write-downs in the fourth quarter of 2023 related to the second phase of our automotive-first strategic plan. In the future, we expect to generate attractive gross margins from licensing our lidar technology and software to our Tier 1 partners in the Automotive market. We also anticipate being able to leverage on our foundation in automotive to move into other markets.

To date, our revenue has been generated through development contracts with OEMs and Tier 1 suppliers, as well as unit sales of our products to Industrial customers. These development contracts primarily focus on customization of our proprietary 4Sight™ product capabilities to our customers’ applications, typically involving software implementation to assist with sensor connection and control, customization of scan patterns, and enhancement of particular perception capabilities to meet specific customer needs. In general, development contracts that require more complex configurations have higher prices. We expect development contracts to remain a significant part of our business in the near-term, but represent a smaller share of our total revenue over time, as we increase our focus on technology licensing in automotive and leverage on this foundation to eventually move into other markets.

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

We believe our financial performance is significantly dependent on our ability to maintain a technology leadership position. This is further dependent on the investments we make in research and development and our ability to commercialize our products. Price is becoming a critical differentiator in the marketplace and OEMs are favoring companies that have the infrastructure to build lower cost products at higher volumes. It is essential that we continually identify and respond to rapidly evolving customer requirements, develop and introduce innovative new products, enhance and service existing products, lower BOM costs, industrialize and generate strong market demand for our products. If we fail to do this, our market position and revenue may be adversely affected, and our investments in that area will not be recovered.

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

As a result of the implementation of the second phase of our revised, automotive-first strategic plan to focus on the commercialization of our automotive products, we expect our revenues related to prototype sales from our industrial business to decrease significantly in the immediate future or until we have sufficient scale from our automotive supply chains to be cost competitive in this market.

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

As a result of the implementation of the second phase of our revised strategic plan to focus on the commercialization of our automotive products, we expect to record significant charges in the fourth quarter of 2023 primarily relating to the write-downs of certain inventory. See Note 18, Subsequent Events, of our financial statements included elsewhere in this Quarterly Report on Form 10-Q for further information. We expect costs of revenue to decrease in line with expected revenue decreases in the immediate future.

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
•trade shows expenses, advertising, and promotions expenses for press releases and other public relations services; and
•allocated overhead expenses.

We expect our S&M expenses to be significantly reduced as a result of our revised strategic plan to focus on the commercialization of our automotive products. Through our capital light business, we are able to significantly reduce our workforce and consolidate our global footprint as we leverage our Tier 1 partners to commercialize our products and manage relationships with the OEMs.

General and Administrative

Our general and administrative, or G&A, spending supports all business functions. G&A expenses include:

•personnel-related costs, including salaries, benefits, bonuses, severance, and stock-based compensation expense for executive, finance, legal, operations, human resources, technical support, and other administrative personnel;
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

Interest Income, Interest Expense and Other

Interest income and other consists primarily of interest earned on our cash, cash equivalents, and marketable securities. These amounts will vary based on our cash and cash equivalents balances and market rates. Interest income and other also includes gains on sale of property and equipment. Interest expense and other consists primarily of convertible note issuance costs, amortization of premiums (accretion of discounts) on marketable securities, net, losses on sale of property and equipment, and impairment of right-of-use assets.

Results of Operations

Comparison of the Three Months Ended September 30, 2023 and 2022

The results of operations presented below should be reviewed in conjunction with the condensed consolidated financial statements and notes included elsewhere in this report. The following table sets forth our consolidated results of operations data for the three months ended September 30, 2023 and 2022 (in thousands, except for percentages):

	Three Months Ended September 30,		Change	Change
	2023	2022	$	%
Prototype sales	$56	$652	$(596)	(91)%
Development contracts	132	115	17	15%
Total revenue	188	767	(579)	(75)%
Cost of revenue	4,479	2,708	1,771	65%
Gross loss	(4,291)	(1,941)	(2,350)	121%
Research and development	5,654	8,971	(3,317)	(37)%
Sales and marketing	1,910	4,466	(2,556)	(57)%
General and administrative	5,380	7,896	(2,516)	(32)%
Total operating expenses	12,944	21,333	(8,389)	(39)%
Loss from operations	(17,235)	(23,274)	6,039	(26)%
Change in fair value of convertible note and warrant liabilities	12	16	(4)	(25)%
Interest income and other	354	335	19	6%
Interest expense and other	(174)	(688)	514	(75)%
Total other income (expense), net	192	(337)	529	(157)%
Provision for income tax expense	5	13	(8)	(62)%
Net loss	$(17,048)	$(23,624)	$6,576	(28)%

Revenue

Prototype Sales

Prototype sales revenue decreased by $596, or 91%, to $56 for the three months ended September 30, 2023, from $652 for the three months ended September 30, 2022. This was primarily due to a decrease in units sold of our 4Sight™-based Industrial product due to delays in the requests for bids from various customers in the current period and the team focusing their efforts on key automotive milestones.

Development Contracts

Development contracts revenue increased by $17, or 15%, to $132 for the three months ended September 30, 2023, from $115 for the three months ended September 30, 2022. The increase was primarily due to increased revenue recognized in the current year from a Tier 1 automotive supplier contract as compared to the prior period.

Cost of Revenue

Cost of revenue increased by $1,771, or 65%, to $4,479 for the three months ended September 30, 2023, from $2,708 for the three months ended September 30, 2022. This increase was primarily due to non-routine inventory write-downs in the current period associated with the transition to certain higher-grade components in our automotive products, partially offset by decreased costs recognized in the current period relating to a Tier 1 automotive supplier contract as the design validation phase nears completion.

Operating Expenses

Research and Development

Research and development expenses decreased by $3,317, or 37%, to $5,654 for the three months ended September 30, 2023, from $8,971 for the three months ended September 30, 2022. This decrease was primarily driven by decreases in third party research and development costs of $1,240, engineering parts and lab equipment expense of $991, personnel costs and travel and entertainment of $536, information technology and facilities expense of $315, and stock-based compensation expense of $180.

Sales and Marketing

Total sales and marketing expenses decreased by $2,556, or 57%, to $1,910 for the three months ended September 30, 2023, from $4,466 for the three months ended September 30, 2022. This decrease was primarily driven by decreases to personnel costs and travel and entertainment of $875, marketing spend of $758, stock-based compensation of $585, and information technology and facilities expense of $222.

General and Administrative

Total general and administrative expenses decreased by $2,516, or 32%, to $5,380 for the three months ended September 30, 2023, from $7,896 for the three months ended September 30, 2022. This decrease was primarily due to decreases in stock-based compensation expense of $1,246, professional accounting and legal fees of $614, directors' and officers' insurance of $368, and personnel costs and travel and entertainment of $308.

Change in Fair Value of Convertible Note and Warrant Liabilities

Change in fair value of convertible note and warrant liabilities decreased by $4, or 25%, to a gain of $12 for the three months ended September 30, 2023, from a gain of $16 for the three months ended September 30, 2022. The gain in the current period is primarily driven by a decrease in fair value on the 2022 Note as a result of the early settlement, partially offset by an increase in fair value of the warrant liabilities.

Interest Income and Other

Interest income and other increased by $19, or 6%, to $354 for the three months ended September 30, 2023, from $335 for the three months ended September 30, 2022. This increase was primarily due to interest earned on our marketable securities in the current period.

Interest Expense and Other

Interest expense and other decreased by $514, or 75%, to a loss of $174 for the three months ended September 30, 2023, from a loss of $688 for the three months ended September 30, 2022. This decrease was primarily due to a decrease in debt issuance costs of $381, and, a favorable increase in accretion of discounts on marketable securities, resulting in a net decrease within Amortization of premiums (accretion of discounts) on marketable securities, net, of $204.

Provision for Income Tax Expense

Provision for income tax expenses decreased to $5 for the three months ended September 30, 2023, from $13 for the three months ended September 30, 2022. This decrease is due to changes in pretax income (loss) in the U.S. and certain foreign entities and changes in tax rates.

Net Loss

Net loss decreased by $6,576, or 28%, to $17,048 for the three months ended September 30, 2023, from $23,624 for the three months ended September 30, 2022. This decrease was primarily due to decreases in operating expenses following restructuring and cost reduction efforts as announced in the first quarter of 2023.

Comparison of the nine months ended September 30, 2023 and 2022

The results of operations presented below should be reviewed in conjunction with the condensed consolidated financial statements and notes included elsewhere in this report. The following table sets forth our consolidated results of operations data for the nine months ended September 30, 2023 and 2022 (in thousands, except for percentages):

	Nine Months Ended September 30,		Change	Change
	2023	2022	$	%
Prototype sales	$426	$1,182	$(756)	(64)%
Development contracts	969	1,373	(404)	(29)%
Total revenue	1,395	2,555	(1,160)	(45)%
Cost of revenue	8,651	5,617	3,034	54%
Gross loss	(7,256)	(3,062)	(4,194)	137%
Research and development	20,993	28,309	(7,316)	(26)%
Sales and marketing	10,782	14,405	(3,623)	(25)%
General and administrative	20,279	29,053	(8,774)	(30)%
Total operating expenses	52,054	71,767	(19,713)	(27)%
Loss from operations	(59,310)	(74,829)	15,519	(21)%
Change in fair value of convertible note and warrant liabilities	(914)	125	(1,039)	(831)%
Interest income and other	932	1,109	(177)	(16)%
Interest expense and other	(9)	(1,338)	1,329	(99)%
Total other income (expense), net	9	(104)	113	(109)%
Provision for income tax expense	43	39	4	10%
Net loss	$(59,344)	$(74,972)	$15,628	(21)%

Revenue

Prototype Sales

Prototype sales revenue decreased by $756, or 64%, to $426 for the nine months ended September 30, 2023, from $1,182 for the nine months ended September 30, 2022. This decrease was primarily due to a decrease in units sold in the period due to delays in the requests for bids from various customers in the current period and the team focusing their efforts on key automotive milestones.

Development Contracts

Development contracts revenue decreased by $404, or 29%, to $969 for the nine months ended September 30, 2023, from $1,373 for the nine months ended September 30, 2022. The decrease was primarily due to less revenue recognized in the current period from a Tier 1 automotive supplier contract as the design validation phase nears completion.

Cost of Revenue

Cost of revenue increased by $3,034, or 54%, to $8,651 for the nine months ended September 30, 2023, from $5,617 for the nine months ended September 30, 2022. This increase was primarily due to non-routine inventory write-downs in the current period associated with the transition to certain higher-grade components in our automotive products, partially offset by decreased costs recognized in the current year relating to a Tier 1 automotive supplier contract as design validation phase nears completion.

Operating Expenses

Research and Development

Research and development expenses decreased by $7,316, or 26%, to $20,993 for the nine months ended September 30, 2023, from $28,309 for the nine months ended September 30, 2022. This decrease was primarily driven by decreases in third party research and development work of $3,461, personnel costs and travel and entertainment of $2,159, engineering parts and lab equipment expense of $1,437, and information technology and facilities expense of $568. These decreases were partially offset by an increase in stock-based compensation of $360.

Sales and Marketing

Total sales and marketing expenses decreased by $3,623, or 25%, to $10,782 for the nine months ended September 30, 2023, from $14,405 for the nine months ended September 30, 2022. This decrease was primarily driven by decreases to personnel costs and travel and entertainment of $1,824, stock-based compensation of $782, marketing and consultant spend of $677, and information technology and facilities expense of $280.

General and Administrative

Total general and administrative expenses decreased by $8,774, or 30%, to $20,279 for the nine months ended September 30, 2023, from $29,053 for the nine months ended September 30, 2022. This decrease was primarily due to decreases in stock-based compensation expense of $2,916, professional accounting and legal fees of $2,379, personnel costs and travel and entertainment of $1,765, insurance, tax, and license expense of $1,485, and stock related expense of $241.

Change in Fair Value of Convertible Note and Warrant Liabilities

Change in fair value of convertible note and warrant liabilities decreased by $1,039, or 831%, to a loss of $914 for the nine months ended September 30, 2023, from a gain of $125 for the nine months ended September 30, 2022. This decrease was primarily due to changes in fair value of the 2022 Note in the current period.

Interest Income and Other

Interest income and other decreased by $177, or 16%, to $932 for the nine months ended September 30, 2023, from $1,109 for the nine months ended September 30, 2022. This decrease was primarily due to less interest earned on our marketable securities in the current period.

Interest Expense and Other

Interest expense and other decreased by $1,329, or 99%, to a loss of $9 for the nine months ended September 30, 2023, from a loss of $1,338 for the nine months ended September 30, 2022. This decrease was primarily due to a favorable increase in accretion of discounts on marketable securities, resulting in a net decrease within Amortization of premiums (accretion of discounts) on marketable securities, net, of $1,041, and decreased debt issuance costs of $381.

Provision for Income Tax Expense

Provision for income tax expenses increased to $43 for the nine months ended September 30, 2023, from $39 for the nine months ended September 30, 2022. This increase is due to changes in pretax income (loss) in the U.S. and certain foreign entities and changes in tax rates.

Net Loss

Net loss decreased by $15,628, or 21%, to $59,344 for the nine months ended September 30, 2023, from $74,972 for the nine months ended September 30, 2022. This decrease was primarily due to decreases in operating expenses following restructuring and cost reduction efforts as announced in the first quarter of 2023.

Liquidity and Capital Resources

Sources of Liquidity

Our capital requirements will depend on many factors, including, but not exclusively, sales volume and timing of revenue, the timing of an OEM design win, our ability to extend our cash runway based on the restructuring initiatives announced this year, the timing and extent of spending to support R&D efforts, how quickly we can commercialize our products, and market adoption of new and enhanced products and features. As of September 30, 2023, our cash, cash equivalents, and marketable securities totaled $45.9 million.

To date, our principal sources of liquidity have been proceeds received from the issuance of equity. In December 2021, we entered into a Common Stock Purchase Agreement, or CSPA, with Tumim Stone Capital LLC, or Tumim Stone, pursuant to which we have the right, but not the obligation, to issue and sell to Tumim Stone, over a 36-month period, up to $125,000 of the Company’s common stock. On May 6, 2022, the Company filed a Registration Statement on Form S-1, which related to the offer and resale of up to 30,865,419 shares of our common stock to be purchased by Tumim Stone, pursuant to the CSPA. As of September 30, 2023, 1,730,000 shares were issued under this CSPA. In September 2022, we entered into a Securities Purchase Agreement ("SPA") with an investor allowing for the sale and issuance of two convertible notes, each with cash proceeds of $9,850, for a total of $20,000 in proceeds between the two issuances (each, a "Note Closing"). On September 15, 2022, we closed the first Note Closing with the investor and received cash proceeds of $9,850 (net of fees paid to the investor). The second Note Closing may occur, at our option, after the ninetieth (90th) calendar day after the first Note Closing and provided that we meet certain equity conditions. On September 26, 2023, the U.S. Securities and Exchange Commission declared the Company's registration statement on Form S-3 to be effective (the "Shelf Registration"). The Shelf Registration will permit us to raise up to $200,000 through one or more offerings of the Company's securities over a period of three years. Although we have not yet utilized the Shelf Registration to offer securities, we intend to do so when market conditions are appropriate and to support continued execution on our key automotive milestones. Until we can generate sufficient revenue from the sale of our products to cover operating expenses, working capital, and capital expenditures, we expect the funds raised in the business combination with CF Finance Acquisition Corp. III and PIPE financing, as well as any future funds from the CSPA, SPA, the Shelf Registration, and other potential sources of capital, to fund our near-term cash needs.

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

For the nine months ended September 30, 2023 and 2022, we had a net loss of $59,344 and $74,972, respectively. We anticipate that we will continue to incur losses for at least the next several years. Despite the recent restructuring initiatives, we expect that our operating expenses will continue to exceed our operating income and, as a result, we may need additional capital resources to fund our operations. We believe that the net proceeds from the business combination with CF Finance Acquisition Corp. III, PIPE financing, CSPA, SPA, and Shelf Registration, together with our existing cash, cash equivalents, and marketable securities, will enable us to fund our operating expenses, working capital, and capital expenditure requirements for a period of at least twelve months from November 9, 2023. If our cash needs are greater than we anticipate, we may be required to reduce our operating expenses even further or raise additional capital sooner. Reducing our operating expenses could be very challenging for us, since we have already undertaken significant operating expense reductions; further reductions could adversely impact our business operations. Given the current macroeconomic environment, OEMs appear to be more cautious about their capital spending and investments into new technologies and as a result we have seen the timelines delayed for certain opportunities which may negatively impact the time for us to reach cash flow positivity from operations. Our plans for the use of cash in the long-term (beyond the twelve months indicated above) are primarily related to funding operating expenses to support the commercialization of our products. For additional information regarding our cash requirements from lease obligations, convertible note obligations, and contractual obligations, see Notes 6, 8, and 16 to the Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report on Form 10-Q.

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

Cash Flow Summary

	Nine months ended September 30,
	2023	2022
	(in thousands)
Net cash provided by (used in):
Operating activities	$(41,508)	$(55,525)
Investing activities	$66,436	$90,190
Financing activities	$(6,843)	$9,642

Operating Activities

For the nine months ended September 30, 2023, net cash used in operating activities was $41,508. Factors affecting our operating cash flows during this period were a net loss of $59,344, offset by stock-based compensation of $14,707, change in fair value of convertible note and warrant liabilities of $914, noncash lease expense of $1,058, depreciation and amortization of $998, and inventory write-downs of $3,666. Within operating activities, the net change in operating assets and liabilities was cash used of $3,686, primarily driven by decreases in contract liabilities, accrued expenses and other liabilities, and operating lease liabilities of $969, $2,571, and $1,143, respectively, and increases in inventories of $2,681. Cash used was partially offset by cash provided by decreases in prepaid and other current assets, accounts receivable, and other noncurrent assets of $1,672, $379, and $133, respectively, and an increase in accounts payable of $1,494.

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

Investing Activities

For the nine months ended September 30, 2023, net cash provided by investing activities was $66,436. The primary factor affecting net cash provided by investing activities during this period were the proceeds from redemptions and maturities of marketable securities of $76,350, partially offset by purchases of marketable securities of $8,736 and purchases of property and equipment of $1,421.

For the nine months ended September 30, 2022, net cash provided by investing activities was $90,190. The primary factor affecting net cash provided by investing activities during this period were the proceeds from redemption of marketable securities of $93,592, offset by purchases of property and equipment of $3,402.

Financing Activities

For the nine months ended September 30, 2023, net cash used in financing activities was $6,843. The primary factors affecting our financing cash flows during this period were payments for convertible note redemptions of $6,235 and payments for taxes related to net settlement of equity awards of $1,312, partially offset by proceeds from the exercise of stock options of $450.

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

During the nine months ended September 30, 2023, there were no significant changes in our critical accounting policies and estimates as compared to those previously disclosed in "Critical Accounting Policies and Estimates" in "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in our 2022 Annual Report on Form 10-K.

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

Interest Rate Risk

As of September 30, 2023, we had cash, cash equivalents, and marketable securities of $45.9 million, which consisted primarily of deposits in our bank accounts, money market funds, and marketable securities. Such interest-earning instruments carry a degree of interest rate risk. Our 2022 Note bears a fixed interest rate, and therefore is not subject to interest rate risk. Our investment policy is focused on the preservation of capital and supporting our liquidity needs. We invest in highly rated securities, while limiting the amount of credit exposure to any one issuer, other than the U.S. government. A hypothetical 10% change in interest rates would not have a material impact on our financial condition or results of operations due to the short-term nature of our cash, cash equivalents, and marketable securities.

Credit Risk

Our concentration of credit risk is determined by evaluating each customer that accounts for more than 10% of our accounts receivable. As of September 30, 2023, there were four customers each accounting for 10% or more of our accounts receivable.

We perform credit evaluations as needed and generally do not require collateral from our customers. We analyze accounts receivable, historical percentages of uncollectible accounts, and changes in payment history when evaluating the expected credit losses on customers’ accounts. At September 30, 2023 and 2022, we did not have write-offs and did not record an allowance for credit losses on the condensed consolidated balance sheets.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have evaluated the effectiveness of our disclosure controls and procedures as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period ended September 30, 2023. Based on this review, our principal executive officer and principal financial officer have concluded that these disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2023.

Management’s Report on Internal Controls Over Financial Reporting

As discussed in our 2022 Annual Report on Form 10-K, we concluded that our internal control over financial reporting was effective as of December 31, 2022.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarterly period ended September 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Summary of Risk Factors

As noted above, our business is subject to numerous risks and uncertainties, including those highlighted in this “Risk Factors” section, that represent challenges that we face in connection with the successful implementation of our strategy and growth of our business. The occurrence of one or more of the events or circumstances described in the section titled “Risk Factors,” alone or in combination with other events or circumstances, may have an adverse effect on our business, financial condition, results of operations, and prospects. Such risks include, but are not limited to:

•We are an early stage company with a history of losses and we expect to incur significant expenses and continuing losses for at least the next few years.

•Our limited operating history makes it difficult to evaluate our future prospects and the risks and challenges we may encounter.

•We substantially rely on our relationship with Continental AG; our business could be materially and adversely affected if our relationship with Continental was terminated, or if we, through our relationship with Continental, are unable to obtain a sufficient number of design wins and successfully enter into definitive agreements or other commercial arrangements with automotive OEMs with respect to such design wins.

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

•Our business could be materially and adversely affected by the lingering and continuing impacts of the global COVID-19 pandemic, other epidemics or outbreaks, as well as other global events and macroeconomic factors, such as the wars in Ukraine and the Middle East.

•We heavily rely on third-party suppliers and because some of the raw materials and key components in our products come from limited or single source suppliers, our ability to control the costs of such components and raw materials is uncertain, moreover, regardless of cost, we are susceptible to supply shortages, longer than anticipated lead times for components, and supply changes, any of which could disrupt our supply chain, could delay deliveries of our products to customers, and could negatively impact the adoption of our products and accordingly, our financial condition and operating results.

•We expect to continue investing in R&D and commercializing new products, which could significantly reduce our profitability and may never result in revenue to us.

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

•Any restructuring actions and cost reduction initiatives that we undertake may not deliver the results we expect, and these actions may adversely affect our business.

Risk Factors Relating to Our Business and Industry

We are an early stage company with a history of losses and we expect to incur significant expenses and continuing losses for at least the next few years.

We have incurred net losses in each year since our inception. In the nine months ended September 30, 2023 and 2022, we incurred net losses of approximately $59.3 million and $75.0 million, respectively. We expect that we will continue to incur significant losses through at least the next few years as we:

•continue to utilize our third-party partners for design, testing, and commercialization;

•expand our operations and supply chain capabilities to produce our lidar solutions, including costs associated with outsourcing the production of our lidar solutions, which, in some instances, requires significant upfront payments by us;

•expand our design, development, and commercialization;

•build up inventories of parts and components for our lidar solutions; and

•maintaining a level of general and administrative spending to meet the requirements of operating as a public company.

As of September 30, 2023, we had an accumulated deficit of approximately $309.9 million. Even if we are able to increase sales or licensing of our products, there can be no assurance that we will be commercially successful. Since we will incur the costs and expenses from these efforts prior to receiving incremental revenues with respect thereto, our losses in future periods will be significant. In the past, design wins, the first step towards commercialization with a particular OEM, have taken longer than originally expected. Such delays, including delays that may occur in the future, will impact the timing of our revenue. If our products do not achieve sufficient market acceptance, we will not become profitable. If we fail to become profitable, or if we are unable to fund our continuing losses, we may be unable to continue our business operations. There can be no assurance that we will ever achieve or sustain profitability.

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

•effectively manage our growth and business operations, including the lingering impacts of the COVID-19 pandemic on our business as well as other macroeconomic factors, such as the wars in Ukraine and in the Middle East;

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

•investing in R&D and commercialization;

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

We intend to raise additional capital, either by issuing equity, debt, or a combination of the two, in order to respond to market timing delays, technological advancements, competition, competitive technologies, customer demands, business opportunities, other challenges, potential acquisitions, unforeseen circumstances, or other reasons. In order to further business relationships with current or potential customers or partners, we may issue equity or equity-linked securities to such customers or partners. Despite the need for additional capital, we may not be able to timely secure additional debt or equity financing on favorable terms, or at all, especially given current market conditions where raising additional capital has proven particularly challenging. If we raise additional capital through the issuance of equity or convertible debt or other equity-linked securities, or if we issue equity or equity-linked securities to current or potential customers to further our business relationships, our existing stockholders would likely experience dilution, which may be significant. Any debt financing obtained by us in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital or to pursue business opportunities, including potential acquisitions. If we are unable to obtain adequate financing or financing on terms satisfactory to us, when we require it, our ability to continue to support our business and to respond to business challenges could be significantly limited.

The market price and trading volume of our common stock may be volatile and could decline significantly.

The stock markets, including Nasdaq on which we list our shares of common stock, have from time to time experienced significant price and volume fluctuations. Even if an active, liquid, and orderly trading market develops and is sustained for our common stock, the market price of our common stock may continue to be volatile and could decline significantly. Most recently, since December 6, 2022, our stock has closed below $1.00 per share. As previously disclosed, on January 20, 2023, we received a notice from Nasdaq that we were no longer in compliance with the $1.00 per share minimum bid price requirement for continued listing on Nasdaq. Although the notification does not have an immediate impact on our Nasdaq listing, we were given a period of 180 calendar days, or until July 19, 2023, to regain compliance with the requirement. On July 19, 2023, we notified Nasdaq, in writing, of our intention to cure the deficiency and requested an additional 180-calendar day period in which to do so. On July 20, 2023, we were notified by Nasdaq that we had been granted a second 180 calendar day period, or until January 16, 2024, to regain compliance and cure the deficiency, provided that we continue to meet the other continued listing requirements of Nasdaq. If we are unable to regain compliance with the minimum bid price requirement during this second compliance period, we will be subject to delisting from Nasdaq. We have informed Nasdaq that, if necessary, we will remedy our lack of compliance with the bid price rule prior to the end of the second compliance period, including, by way of a reverse stock split. On October 31, 2023, we filed a definitive proxy statement and provided our stockholders with notice of a special meeting of stockholders, for December 12, 2023, to consider and authorize our Board to effect a reverse stock split. Companies that implement a reverse stock split often see a materially negative impact on their stock price. In addition, the trading volume of our common stock may fluctuate significantly, which can have significant impact on the price of our common stock If the market price of our common stock declines significantly, you may be unable to resell your shares at an attractive price, or at all. We cannot assure you that the market price of our common stock will not fluctuate widely or decline significantly in the future.

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

Automotive OEMs, like many manufacturers, are price sensitive to components that are used in their end products. Therefore, we and our Tier 1 suppliers must be particularly sensitive to the cost we quote to such automotive OEMs or risk being eliminated from contention based solely on price. Despite our efforts, and the efforts of our Tier 1 suppliers, to reduce the cost of components for our products, we are not always able to achieve the cost targets we are seeking. The inability to reach our cost targets could have a material adverse impact on our ability to gain market acceptance for our products, regardless of the technical ability of our products to achieve the automotive OEMs specifications.

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

We expect to continue investing in R&D and commercializing new products, which could significantly reduce our profitability and may never result in revenue to us.

Our future growth depends on penetrating new markets, adapting existing products to new applications and customer requirements, achieving volume-based component price reductions, and introducing new products that achieve market acceptance. We expect to continue to incur R&D costs as part of our efforts to design, develop, manufacture, and commercialize new products and enhance existing products. Our R&D expenses were approximately $21.0 million and $28.3 million during the nine months ended September 30, 2023 and 2022, respectively, and may increase in the future. Because we account for R&D as an operating expense, these expenditures will adversely affect our results of operations in the future. Further, our R&D program may not produce successful results, and our new products may not achieve market acceptance, create additional revenue, or become profitable.

Although we believe that lidar is an essential technology for autonomous vehicles and other emerging applications, market adoption of lidar is uncertain. If market adoption of lidar does not continue to develop, or adoption is deferred, or otherwise develops more slowly than we expect, our business will be adversely affected.

While our artificial intelligence-driven lidar-based sensing system can be applied to different use cases across end markets, approximately 71% and 49% of our revenue during the nine months ended September 30, 2023 and 2022, respectively, was generated from automotive applications with a few customers in the aerospace, delivery, shuttle, railway, mining, and aviation sectors. Despite the fact that the automotive industry has expended considerable effort to research and test lidar products for ADAS and autonomous driving applications, the automotive industry may not introduce lidar products in commercially available vehicles on a time frame that matches our expectations, or at all. We have experienced a number of instances where potential automotive OEMs have delayed their programs for the inclusion of lidar in their end products. We continually study emerging and competing sensing technologies and methodologies and we may incorporate new sensing technologies to our product portfolio over time. However, lidar products remain relatively new and it is possible that other sensing modalities, or a new disruptive modality based on new or existing technologies, including a combination of technologies, will achieve acceptance or leadership in the ADAS and autonomous driving space. Even if lidar products are used in initial generations of autonomous driving technology and ADAS products, we cannot guarantee that lidar products will be designed into or included in subsequent generations of such commercialized technology. The speed of market adoption and growth for ADAS or autonomous vehicles is difficult, if not impossible, to predict, and it is more difficult to predict this market’s future growth in light of the economic consequences of the lingering effects of the COVID-19 pandemic and other macroeconomic factors. Although we currently believe we have a differentiated market leading technology for the autonomous vehicle market, by the time mass market adoption of autonomous vehicle technology is achieved, we expect competition among providers of sensing technology based on lidar and other modalities to increase substantially. If, by the time autonomous vehicle technology achieves mass market adoption, commercialization of lidar products is not successful, or not as successful as we or the market expects, or if other sensing modalities gain acceptance by developers of ADAS products, automotive OEMs, regulators, safety organizations, or other market participants, our business, results of operations, and financial condition will be materially and adversely affected.

Over the longer term, we believe that our overall revenue growth, if any, will depend in part on our ability to expand within new markets such as aerospace and defense, shuttle, delivery vehicle, drone, railway, intelligent transport, and mining and to enter other new markets as they emerge. Each of these markets presents distinct risks and, in many cases, requires that we address the particular requirements of that market.

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

Most of the components that go into the manufacturing of our solutions are sourced from third-party suppliers. To date, we have produced our products in relatively limited quantities for use in R&D programs. Although we do not have any experience in managing our supply chain to manufacture and deliver our products at scale, our future success will depend on our ability to do so. Some of the key components used to manufacture our products come from limited or single source suppliers. We are therefore subject to the risk of shortages and long lead times in the supply of these components and the risk that our suppliers discontinue or modify components used in our products. As we rely on a global supply chain, the lingering effects of the COVID-19 pandemic, other epidemics and outbreaks, should they materialize, and other macroeconomic factors may adversely affect our ability to source components in a timely or cost-effective manner from our third-party suppliers due to, among other things, work stoppages or interruptions. For example, our products depend on lasers. Any shortage in the availability of these lasers could materially and adversely affect our ability to manufacture our solutions. In addition, the lead times associated with certain components are lengthy and preclude rapid changes in quantities and delivery schedules. While we have entered into agreements with some suppliers for the supply of certain components at set prices, such quantities are limited given we are not yet producing at scale. Therefore, we have in the past experienced, and may in the future experience, component shortages and significant price fluctuations of key components and materials, and the predictability of the availability and pricing of these components may be limited. Component shortages or pricing fluctuations could be material in the future, which could be exacerbated by employee retention issues at any of our suppliers. In the event of a component shortage, supply interruption, or a material pricing change from suppliers of these components, we may not be able to develop alternate sources in a timely manner, or at all, especially in the case of sole or limited source items. Developing alternate sources of supply for these components may be time-consuming, difficult, and costly and we may not be able to source these components on terms that are acceptable to us, or at all, which may undermine our ability to meet our requirements or to fill customer orders in a timely manner. Any interruption or delay in the supply of any of these parts or components, or the inability to obtain these parts or components from alternate sources at acceptable prices and within a reasonable amount of time, would adversely affect our ability to meet our scheduled product deliveries to our customers. This could adversely affect our relationships with our customers and partners and could cause delays in shipment of our products and adversely affect our operating results. In addition, increased component costs could result in lower gross margins. Even where we are able to pass increased component costs along to our customers, there may be a lapse of time before we are able to do so such that we will be required to absorb some or all of the increased cost. If we are unable to buy these components in quantities sufficient to meet our requirements on a timely basis, we will not be able to deliver products to our customers, which may result in such customers using competitive products instead of our products.

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

•the duration or worsening of the military conflicts in Ukraine and the Middle East, and the time it will take for the economic recovery for such impact to occur;

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

In the fourth quarter of 2023, we discontinued our existing industrial product and we will curtail support for this end market until we have achieved sufficient scale in our automotive products, which we believe represents our largest market opportunity. If we fail to achieve sufficient scale in our automotive products, we may not be in a position to reenter the Industrial market in the time frame we expect, or at all. Our manufacturing strategy for the industrial market had been focused on outsourcing volume manufacturing to contract manufacturers while maintaining the design, engineering, prototyping, testing, and pilot manufacturing in-house at our facility in Dublin, California. We currently have agreements with certain third-party manufacturers to provide contract manufacturing, testing, and delivery of certain of our products.

Reliance on third-party manufacturers reduces our control over the manufacturing process, including reduced control over quality, product costs, and product supply and timing. We may experience delays in shipments or issues concerning product quality from our third-party manufacturers. If any of our third-party manufacturers experience interruptions, delays, or disruptions in supplying our products, including by natural disasters, the lingering effects of the global COVID-19 pandemic, or if other epidemics or outbreaks of other contagions materialize, increased military conflict, especially in Ukraine and the Middle East, or work stoppages or capacity constraints, our ability to ship products would be delayed. In addition, unfavorable economic conditions could result in financial distress among third-party manufacturers upon which we rely, thereby increasing the risk of disruption of supplies necessary to fulfill our production requirements and meet customer demands. Additionally, if any of our third-party manufacturers experience quality control problems in their manufacturing operations and our products do not meet customer or regulatory requirements, we could be required to cover the cost of repair or replacement of any defective products. These delays or product quality issues could have an immediate and material adverse effect on our ability to fulfill orders and could have a negative effect on our operating results. In addition, such delays or issues with product quality could adversely affect our reputation and our relationship with our channel partners. If our third-party manufacturers experience financial, operational, manufacturing capacity, or other difficulties, or experience shortages in required components, or if they are otherwise unable or unwilling to continue to manufacture our products in required volumes or at all, our supply may be disrupted, we may be required to seek alternate manufacturers, and we may be required to redesign our products. It would be time-consuming, and could be costly and impracticable, to begin to use new manufacturers or designs, and such changes could cause significant interruptions in supply and could have an adverse effect on our ability to meet our scheduled product deliveries, and may subsequently lead to the loss of sales. While we take measures to protect our trade secrets, the use of third-party manufacturers may also risk disclosure of our innovative and proprietary manufacturing methodologies, which could adversely affect our business.

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

Sales to international customers accounted for 17% and 30% of our revenue for the nine months ended September 30, 2023 and 2022, respectively. We are committed to growing our international sales, and while we have committed resources to expanding our international operations and sales channels, these efforts may not be successful. International operations are subject to a number of other risks, including:

•exchange rate fluctuations;

•political and economic instability, international terrorism, and anti-American sentiment, particularly in emerging markets;

•global or regional health crises, such as the lingering effects of the COVID-19 pandemic or other epidemics or outbreaks of other contagions;

•increasing military conflicts in Ukraine and the Middle East;

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

If we do not maintain sufficient inventory or if we do not adequately manage our inventory, we could lose sales or incur higher inventory-related expenses, including write-downs related to obsolete or excess items, which could negatively affect our operating results.

To ensure adequate inventory, we must forecast inventory needs and expenses, place orders sufficiently in advance with our suppliers and manufacturing partners, and manufacture products based on our estimates of future demand for particular products. Fluctuations in the adoption of lidar products may affect our ability to forecast our future operating results, including revenue, gross margins, cash flows, and profitability. Our ability to accurately forecast demand for our products could be affected by many factors, including the accuracy of the forecasts that we receive from our customers, the rapidly changing nature of the autonomous driving and ADAS markets in which we operate, the uncertainty surrounding the market acceptance and commercialization of lidar technology, the emergence of new markets, an increase or decrease in customer demand for our products or for products and services of our competitors, product introductions by competitors, the lingering effects of the COVID-19 pandemic, other epidemics or outbreaks of other contagions should they materialize, any work stoppages or interruptions, unanticipated changes in general market conditions, and the general weakening of economic conditions or consumer confidence, which may be exacerbated by the on-going military actions in Ukraine and the Middle East. If our lidar products are commercialized in autonomous driving and ADAS applications, both of which are experiencing rapid growth in demand, we may face challenges acquiring adequate supplies to manufacture our products and/or we and our manufacturing partners may not be able to manufacture our products at a rate necessary to satisfy the levels of demand, which would negatively affect our revenue. This risk may be enhanced by the fact that we may not carry or be able to obtain for our manufacturing partners a significant level of inventory to satisfy short-term increases in demand. If we fail to accurately forecast customer demand, we may experience excess inventory levels or a shortage of products available-for-sale.

Inventory levels in excess of customer demand may result in inventory write-downs or write-offs and the sale of excess inventory at discounted prices, which would adversely affect our financial results, including our gross margin, and have a negative effect on our brand. In the past, including in the third quarter of 2023, we took inventory write-downs for obsolete components and expect to take additional write-downs in the fourth quarter of 2023 associated with our decision to discontinue our existing industrial product line. Conversely, if we underestimate customer demand for our products, we, or our manufacturing partners, may not be able to deliver products to meet our requirements, and this could result in damage to our brand and customer relationships, and adversely affect our revenue and operating results.

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

While we make our strategic planning decisions based on the assumption that the markets we are targeting will grow, our business is dependent, in large part on, and directly affected by, business cycles and other factors affecting the global automotive industry and the global economy generally. Automotive production and sales are highly cyclical and depend on general economic conditions and other factors, including consumer spending and preferences, changes in interest rates (which have recently seen significant increases) and credit availability, changes in inflation rates (which the U.S has recently experienced), consumer confidence, fuel costs, fuel availability, environmental impact, governmental incentives and regulatory requirements, and political volatility, especially in energy-producing countries and growth markets. Increases in interest rates, especially if coupled with reduced government spending and volatility in financial markets, may have the effect of further increasing economic uncertainty and heightening these risks, which may impact our ability to raise additional capital in the future. The March 2023 failure of Silicon Valley Bank and its potential near- and long-term effects on the technology industry and its participants such as our vendors, suppliers, and investors, may also adversely affect our operations and stock price. In addition, the recent outbreak of hostilities between Russia and Ukraine, the war in the Middle East, and global reactions thereto have increased U.S. domestic and global energy prices. Oil supply disruptions related to the Russia-Ukraine conflict and the war in the Middle East, and sanctions and other measures taken by the U.S. and its allies, could lead to higher costs for gas, food, and goods in the U.S. and exacerbate the inflationary pressures on the economy, with potentially adverse impacts on our customers and on our business, results of operations, and financial condition. Moreover, certain raw materials needed to produce components that are incorporated into our products, and the products of our customers, are primarily derived in the region in which the Russia-Ukraine conflict is occurring. The longer the Russia-Ukraine conflict continues and the more damage to Ukrainian infrastructure that occurs, the greater the impact could be on the supply of such raw materials, and the failure to have access to such raw materials could have an adverse effect on our business and results of operations. In addition, the Cybersecurity and Infrastructure Security Agency, or CISA, has warned all organizations in the U.S. to be on guard against possible cyber attacks coming from Russia which has the potential to disrupt business operations, limit access to essential services, and threaten public safety.

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

Although we have and continue to pursue a broad customer base, we are dependent on a collection of customer relationships which are currently in development, with strong purchasing power. For the nine months ended September 30, 2023 and 2022, Continental AG accounted for approximately 71% and 49% of our revenue, respectively. The loss of business from any of our major customers (whether by lower overall demand for our products, component shortages that impact our customers’ production plans or product development plans, cancellation of existing contracts or product orders, or the failure to design in our products, or an award of initial or new business) could have a material adverse effect on our business.

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

In December 2021, we entered into the CSPA with Tumim Stone pursuant to which Tumim Stone committed to purchase, subject to certain limitations, up to $125 million of our common stock should we elect to sell our common stock to them. On May 6, 2022, we filed a Registration Statement on Form S-1, which relates to the offer and resale of up to 30,865,419 shares of our common stock to be purchased by Tumim Stone, pursuant to the CSPA. Should we decide to sell our common stock to Tumim Stone, stockholders will experience dilution of their interest in us, which dilution will be heightened if the price at which we sell the common stock is low, as there is no minimum price at which we can sell our common stock under the CSPA. Moreover, under the CSPA, with some exceptions, we can only sell to Tumim Stone the lesser of: (i) a total of 30,865,419 shares of our common stock or (ii) a number of shares where Tumim Stone would own no more than 9.99% of our outstanding shares, which at November 6, 2023, we had 188,143,137 shares outstanding. At values below $4.05 per share, we would likely not be in a position to realize the full commitment of $125 million under the CSPA and existing stockholders would experience significant dilution. As of September 30, 2023, the Company had issued 1,730,000 shares of its common stock under the CSPA for proceeds of $3.0 million. Therefore, the actual number of shares we will be able to sell to Tumim Stone, the amount of dilution our stockholders will experience upon the sale of our common stock under the CSPA, and the total proceeds that we will derive from such sales, cannot be determined at this time.

The Securities Purchase Agreement, or SPA, we entered into with 3i, LP, or 3i, in September 2022, contemplates the ability for us to borrow up to $21 million, however, due to contractual limitations contained in the SPA, we may be unable to borrow the full amount contemplated under the SPA, and we may not have the option to repay the loan to 3i with stock if certain requirements are not met.

In September 2022, we entered into a SPA with 3i pursuant to which 3i committed to lend to us up to $21 million pursuant to related convertible notes. The transaction contemplated that the borrowings would occur in two tranches, each in the gross amount of $10.5 million. The first tranche, in the gross amount of $10.5 million, was lent to us at or about the time we entered into the SPA and was repaid in full. The second tranche under the SPA, can be drawn at our option, subject to satisfaction of certain conditions specified in the SPA, including, without limitation, (i) absence of an uncured event of default, as defined, (ii) there being a sufficient number of authorized but unissued shares of our common stock available for issuance, (iii) the daily volume weighted average price of our common stock exceeding $1.50 for the twenty (20) trading days prior to the draw of the second tranche, (iv) the average daily trading volume of our common stock exceeding $1.5 million for twenty (20) days prior to the draw of the second tranche, and (v) the outstanding balance of the first tranche being less than $2 million. These conditions can be waived by the lender, but the lender has no obligation to do so. A number of the foregoing conditions have not been satisfied as of November 6, 2023, and we can provide no assurance that such conditions will be satisfied in the future to allow us to borrow the additional $10.5 million under the SPA, nor to date have we done so. In addition, in order to use equity rather than cash to repay the principal and interest under the convertible note, we must meet certain requirements, including that the average daily trading volume of our common stock exceeds $500,000 for the twenty (20) trading days prior to the due date of the payment under promissory note. Our average daily trading volume has not consistently exceeded $500,000, and we can provide no assurances that we will be able to meet this condition prior to any of the payment dates under the convertible note. Unless the lender waives this condition, we will be required to make the payments under the convertible note in cash.

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

Most of our products, and the components thereof, are manufactured abroad. Relying on foreign-produced products subjects us to risks relating to changes in import duties, quotas, the potential for introduction of U.S. taxes on imported goods, the potential loss of “most favored nation” status with the U.S., and freight cost increases, as well as economic and political uncertainties. We may also experience shipment delays caused by shipping port constraints, labor strikes, work stoppages, acts of war, including the current conflicts in Ukraine and in the Middle East, and terrorism, or other supply chain disruptions, including those caused by extreme weather, natural disasters, and pandemics or other public health concerns. Specifically, the lingering effects of the COVID-19 pandemic has caused delays in the manufacturing and shipping of our products and the associated raw materials. To the extent the lingering effects of the COVID-19 pandemic results in continuation or worsening of manufacturing and shipping delays and constraints, our suppliers will continue to have challenges obtaining the materials necessary for the production of our products.

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

We are highly dependent on the services of our executive officers.

We are highly dependent on our executive officers, in particular, Matthew Fisch, our Chief Executive Officer, Andrew S. Hughes, our General Counsel, T. R. Ramachandran, our Chief Operating Officer, and Conor Tierney, our Chief Financial Officer. The loss of any of our executive officers or other senior executives could adversely affect our business because the loss could make it more difficult to, among other things, compete with other market participants, continue to develop innovative product designs, and retain existing customers or cultivate new ones. Negative public perception of, or negative news related to any of our executive officers or senior executives may adversely affect our brand, relationship with customers, or standing in the industry.

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

Any restructuring actions and cost reduction initiatives that we undertook, or may undertake in the future, may not deliver the results we expect, and these actions may adversely affect our business.

In 2023, we have implemented multiple restructuring actions aimed at focusing the organization on the commercialization of our automotive products, while reducing fixed operating costs. Our capital light business model allows us to leverage our Tier 1 partners such as Continental’s manufacturing capabilities, supply chains, OEM relationships, and sales teams to bring our products to market. Our recent restructurings could result in disruptions to our operations and adversely affect our business. For example, we are actively pursuing multiple RFQ opportunities with our Tier 1 partners and if our actions inadvertently impede our ability to win these awards, this could materially impact our business. In addition, we cannot be sure that the cost reduction initiatives will be successful in reducing our overall expenses to the extent anticipated, or that unexpected costs will not offset any such reductions or related initiatives. If our operating costs are higher than we expect, or if we do not maintain adequate control of our costs and expenses, our operating results will suffer.

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

We have been and may be, from time to time, involved in litigation, regulatory proceedings, and commercial or contractual disputes that may be significant. These matters may include disputes with our suppliers and customers, intellectual property claims, stockholder litigation, government investigations, class action lawsuits, personal injury claims, environmental issues, customs and value-added tax disputes, and employment and tax issues. In early 2023, we discovered that there may have been some uncertainty with respect to the validity of our Second Amended and Restated Certificate of Incorporation, which was approved by our stockholders at the special meeting of stockholders held on August 12, 2021. While this matter has been resolved, we cannot provide assurances that other matters similar in nature may not arise in the future.

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

Most of the members of our management team have limited experience managing a publicly traded company, interacting with public company investors, and complying with the increasingly complex laws pertaining to public companies. Additionally, many members of our management team were recently hired, including our Chief Executive Officer, Matthew Fisch, who joined us in February 2023; our General Counsel, Andrew Hughes, who joined us in March 2021; our Chief Operating Officer, T.R. Ramachandran, who joined us in November 2021; and our Chief Financial Officer, Conor Tierney, who joined us in January 2022. Our management team may not successfully or efficiently manage their roles and responsibilities. Our transition to being a public company subjects us to significant regulatory oversight and reporting obligations under federal securities laws and the continuous scrutiny of securities analysts and investors. These new obligations and constituents will require significant attention from our senior management and could divert their attention away from the day-to-day management of our business, which could adversely affect our business, financial condition, and operating results.

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

The trading market for our common stock will be influenced by the research and reports that industry or securities analysts may publish about us, our business, our competitors, or our market. If any of the analysts who may cover us change their recommendation regarding our stock adversely, or provide more favorable relative recommendations about our competitors, the price of our common stock would likely decline. In the past, analysts that previously covered us, stopped their coverage of us. If other analysts who cover us were to cease coverage of us or fail to regularly publish reports on us, we could lose visibility in the financial markets, which could cause our stock price or trading volume to decline.

Interest in our common stock from retail and other individual investors could result in increased volatility in the market price of our common stock, which could have a material adverse impact on the market price of our common stock and your investment.

Retail and other individual investors, which we believe make up a significant segment of our overall stockholder base, may have played a significant role in the market dynamics that have resulted in substantial volatility in the market price of our stock, similar to what has been experienced by, for example, the common stock of GameStop Corp., AMC Entertainment Holdings, Inc. and certain other so-called “meme” stocks. At such times, the rapid and substantial increases or decreases in the market price of our stock may be unrelated to our operating performance, macroeconomic trends, or industry fundamentals, and substantial increases in the value of our stock at such times may obscure the significant risks and uncertainties that we face. This volatility has been attributed, in part, to strong and atypical retail investor interest, which may be expressed on financial trading and other social media sites and online forums.

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

Actions that we have taken related to our strategic initiative may not be successful.

Although we believe that our revised automotive-first strategic plan will allow us to realign our resources and significantly reduce operating expense, we cannot guarantee that the implementation of the revised automotive-first strategic plan will achieve or sustain the anticipated benefits, or that the benefits, even if achieved, will be adequate to meet our long-term expectations. As a result of the revised automotive-first strategic plan, we have incurred additional costs in the near term, including cash expenditures for separation payments, employee benefits, and related costs. Additional risks associated with the continuing impact of the revised strategic plan include employee attrition beyond our intended reduction-in-force and adverse effects on employee morale, diversion of management attention, adverse effects to our reputation as an employer (which could make it more difficult for us to hire new employees in the future), and potential failure or delays to meet our shift in focus from research and development to commercialization of our automotive products. If we do not realize the expected benefits of our revised strategic plan on a timely basis or at all, our business, results of operations and financial condition could be adversely affected.

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

Dated: November 9, 2023

AEye, Inc.

By: /s/ Matthew Fisch
Matthew Fisch
Chief Executive Officer and Director
(Principal Executive Officer)

By: /s/ Conor Tierney
Conor Tierney
Chief Financial Officer and Treasurer
(Principal Financial Officer)