Form 10-K
period 2023-12-31
AEye, Inc.
filed 2024-03-27
CIK 1818644

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10-D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of June 30, 2023 (the last business day of the registrant's most recently completed second fiscal quarter), the registrant had 4,345,717 shares of voting common stock that were held by non-affiliates. The approximate aggregate market value of shares held by non-affiliates was $23 million.
As of March 20, 2024, the registrant had 6,502,979 shares of common stock, $0.0001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement relating to the 2024 Annual Meeting of Stockholders, are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such Proxy Statement, or an amendment to this Annual Report on Form 10-K, will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended December 31, 2023.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
The information in this Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Such statements are based upon current expectations that involve risks and uncertainties. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. For example, words such as “may,” “will,” “should,” “estimates,” “predicts,” “potential,” “continue,” “strategy,” “believes,” “anticipates,” “plans,” “expects,” “intends” and similar expressions are intended to identify forward-looking statements. You should not rely on forward-looking statements as predictions of future events. Our actual results and the timing of certain events may differ significantly from the results discussed in the forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed elsewhere in this report, particularly in Part I, Item 1A titled “Risk Factors,” and the risks discussed in our other Securities and Exchange Commission, or SEC, filings. We undertake no obligation to update the forward-looking statements after the date of this report, except as required by law.

PART I
Item 1. Business

General

We are a provider of high-performance, active lidar systems for vehicle autonomy, advanced driver-assistance systems, or ADAS, and robotic vision applications. We have developed an artificial intelligence technology that enables adaptive “intelligent sensing,” differentiating us in the marketplace from our competition. Our proprietary software-definable 4SightTM Intelligent Sensing Platform combines solid-state active lidar, an optionally fused low-light HD camera, and integrated deterministic artificial intelligence to capture more intelligent information with less data, enabling faster, more accurate, and more reliable perception of the surroundings.

We were founded in 2013 by Luis Dussan, a member of our Board of Directors and our first Chief Executive Officer, with the goal of creating a deterministic AI-driven sensing system that performs better than the human eye and visual cortex. Mr. Dussan's experience developing mission-critical targeting systems for fighter jets and ground troops on behalf of the U.S. military provided us with the background to develop a differentiated approach to visual sensing. While traditional sensing systems passively collect data, our active 4SightTM Intelligent Sensing Platform leverages principles from automated targeting systems and biomimicry to scan the environment, while intelligently focusing on what matters in order to enable safer, smarter, and faster decisions in complex scenarios. From our inception, our culture drew from esteemed scientists and electro-optics engineers from the National Aeronautics and Space Administration, or NASA, Lockheed Martin Corporation, Northrop Grumman Corporation, the U.S. Air Force, and the Defense Advanced Research Projects Agency, or DARPA, to create the highest performing sensing and perception system for the most challenging situations, ensuring the highest levels of safety for autonomous driving.

As a result, our adaptive lidar is designed to enable higher levels of autonomy and functionality — SAE Levels 2 through 5 — with the goal of optimizing performance, power, and reducing cost. Our 4Sight Intelligent Sensing Platform is software-definable and network-optimized, and leverages deterministic artificial intelligence at the edge. We have made substantial investments in our R&D processes and deliver value to our customers through our manufacturing partners. We perform the majority of our R&D activities in our 56,549 square foot corporate headquarters in Dublin, California. Our modular design facilitates product hardware updates as technologies evolve, and its small size and modest heat dissipation enable very flexible placement options on the interior or exterior of a vehicle. 4Sight also leverages a common architecture to create application-specific products across different markets.

Our systems-based approach encourages partnerships from the well-established automotive supply chain, including original equipment manufacturers, or OEMs, as well as Tier 1 and Tier 2 OEM suppliers. There is strong alignment between us and our partners given what is required to produce high-performance automotive grade products at scale, including quality, reliability, and affordability. Our Tier 1 partners will add value with OEM customers through industrialization, manufacturing, integration, sales, marketing, product liability, and warranty. Our Tier 2 partners will provide automotive-grade sub-components, which are used not only in automotive lidar for ADAS use cases, but could also be used for products we may sell into the Industrial market. We expect the result will be a high-quality, high-performance product at the right price point, which we believe to be a key enabler in accelerating adoption of lidar across various markets in Automotive and beyond.

In pursuing this strategy, we have partnered, and will continue seeking partnerships, with leading Tier 1 automotive suppliers. It is anticipated that our Tier 1 partners will bid for long range lidar series production awards with OEMs and that these awards will represent a substantial portion of our future revenues, however, there is no guarantee that this Tier 1 partnership strategy will be successful. For example, in late 2023, Continental informed us that they intended to discontinue our joint lidar development program due to corporatewide restructuring and expense reduction efforts. If we fail to find a replacement Tier 1 automotive supplier, it will have a material and adverse effect on our business, which is predicated on licensing our lidar designs and other intellectual property to our Tier 1 partners. The main markets for lidar, primarily Automotive and Industrial, are projected to see significant growth in both the near and long term. We believe this expected growth will allow us to capture market share as well as pursue specialized opportunities like highway autonomous driving applications that benefit from our products. We expect that lidar will be a required sensing solution across many end markets, and we intend to be one of the leading solutions provider in these spaces.

As is common in early-stage companies with limited operating histories, we are subject to risks and uncertainties such as our ability to develop and commercialize our products; produce and deliver lidar and software products meeting acceptable performance metrics; attract new and retain existing customers; develop, obtain, or progress strategic partnerships; secure an automotive OEM design win; secure additional capital to support the business plan; and other risks and uncertainties such as those described in Part I, Item 1A of this Form 10-K. Since inception, we have incurred net losses and negative cash flows from operations and expect to continue incurring losses in the near-term. We plan to improve our liquidity position through securing additional financing and finding a replacement Tier 1 partner. Should we not be able to achieve these goals, we have a plan to further reduce operating expenses and cash outlays. The Company believes that these plans are probable of being successfully implemented, which will result in adequate cash flows to support our ongoing operations for at least one year following the date these financial statements are issued.

Reverse Stock Split

On December 27, 2023, we effected a 1-for-30 reverse stock split of its issued and outstanding shares of common stock (the "Reverse Stock Split"). Pursuant to the Reverse Stock Split, every thirty (30) shares of issued and outstanding shares of common stock were combined into one (1) share of common stock. We did not issue fractional shares in connection with the Reverse Stock Split. Stockholders who were otherwise entitled to fractional shares of common stock were instead entitled to receive a proportional cash payment. The number of shares of common stock issuable under our equity incentive plans and exercisable under the outstanding warrants were also proportionately adjusted.

In connection with the Reverse Stock Split, there was no change to the shares authorized or in the par value per share of common stock of $0.0001. Accordingly, unless we indicate otherwise, all historical per share data, number of shares issued and outstanding, stock awards, and other common stock equivalents for the periods presented in this Annual Report on Form 10-K have been adjusted retroactively, where applicable, to reflect the Reverse Stock Split.

Market Outlook/Overview

We believe that lidar will be a required sensing solution across many end markets. We broadly define our two key end markets as Automotive and Industrial, although at the current time we are almost exclusively focused on the Automotive market.

Automotive

According to the World Health Organization, the number of fatalities globally on roadways exceeds one million annually, road traffic injuries are the leading cause of death for children and young adults aged 5 to 29 years and in the U.S. pedestrian fatalities have increased by over 80% in the last ten years. Road traffic accidents cost most countries 3% of their gross domestic product on an annual basis. We believe the current technology solutions in the market are insufficient for mitigating this issue and that lidar, incorporated as a component of ADAS and fully autonomous driving or self-driving systems, could play a critical role in addressing this issue in the future. In 2023, the National Highway Traffic Safety Administration, or NHTSA, introduced proposed rulemaking to mandate that passenger vehicles have automatic emergency braking, or AEB, and pedestrian AEB, and the Federal Motor Carrier

Safety Administration introduced proposed rulemaking to mandate AEB in heavy trucks. Final rules are expected soon, and these may require additional hardware and software to meet performance requirements. With that in mind, passenger and commercial vehicle OEMs are expected to introduce lidar sensors to add ADAS features and improve safety for passengers and pedestrians. Applications for the Automotive end market include lidar sensors and software for passenger and commercial vehicles. For vehicles to achieve greater autonomous functionality and perform those functions at higher speeds, we believe long-range lidar will be necessary. Our sensors were designed to search, detect, acquire, and track small objects at long distances. In the future, we may also introduce other mid- and short-range lidar systems based on the same 4Sight Intelligent Sensing Platform. Our system is particularly well-suited to reduce the intensive compute (and associated power and latency) requirements of autonomous systems because our platform handles critical data processing at the sensor level, thereby allowing the self-driving system to focus limited compute resources on the vehicle's path planning. We believe that our strategy to partner with Tier 1 automotive suppliers to produce high-quality, long-range lidar at scale will help drive adoption of lidar into series production across major global OEMs.

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

Industrial

In 2023, we decided to wind down our existing industrial product line and will be dialing back support for this end market until we have sufficient scale in the Automotive market, which is our largest and highest priority market. We still believe there will be a broad range of use cases for lidar in Industrial markets, including but not limited to rail, construction, mining, agriculture, aerospace, defense, and intelligent transportation systems. Such use cases may include:

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

•Intelligent Transportation Systems (ITS) — intersection traffic management, highway monitoring, tolling automation, smart mobility infrastructure, autonomous/smart parking, and work zone safety.

Commercial

Overview

We employ two different go-to-market models: one model addresses the traditional Automotive end market and the other model addresses the Industrial end market.

We employ a channel model in the traditional Automotive market by working through Tier 1 suppliers that sell products to OEM customers. Those Tier 1 suppliers will industrialize, manufacture, and sell lidar sensor solution units to OEMs that incorporate our proprietary design and software. We expect that we will receive royalty or other payments from those Tier 1 suppliers for each unit they sell to their OEM customers. The payments may take the form of a fixed amount per unit, a percentage of the average selling price of the sensor, profit-sharing, or some combination of these methods. We are currently engaged in partnership discussions with other Tier 1 suppliers.

For the Industrial market, we may either sell directly to the customer or employ a licensing model through systems integrators. Contract manufacturers with whom we have agreements assemble, test, and deliver these products. Systems integrators will build our technology into mass produced systems, such as autonomous mining haulers, locomotives, or intelligent transportation systems.

Our lidar products employ a single product platform that is based on components sourced from an established Tier 2 automotive supply chain to drive down costs and increase reliability. We expect to utilize those same components to be used to address the Industrial market, which enables us to leverage our volume in automotive, and drive costs down for the products made by our contract manufacturing partners.

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

We leverage custom high resonance micro-electro-mechanical systems, or MEMS, for agile scanning over a wide field of view. The MEMS that we use are extremely small when compared to competing MEMS-based lidar solutions, and when coupled with the extremely high resonant frequency at which they can operate, our MEMS meet and exceed shock and vibration requirements for both the Automotive and Industrial markets.

All of the data collected is processed directly on the system-on-a-chip, where our algorithms continually evaluate the certainty of object detection in order to direct system energy and focus.

We have made substantial progress in our collaboration efforts withe Nvidia, demonstrating significant advances in the high-speed and long range detection performance of our lidar systems, which we believe puts us on track for future integration with their Hyperion platform.

4Sight Intelligent Sensing Platform

4Sight is our proprietary intelligent sensing lidar platform. This intelligence is enabled by our patented bistatic architecture, which keeps the transmit and receive channels separate, allowing 4Sight to optimize for both. As each laser pulse is transmitted, the receiver is told where and when to look for its return. Ultimately, this establishes the 4Sight platform as active — allowing it to focus on what matters most in a vehicle’s surroundings.

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

3.Responsive 4Sight: With Responsive 4Sight, scan patterns can be created at design and run time. In this level, the entire platform is completely software-configurable and situationally aware, adjusting, in real time, how it scans the scene, where to apply density and extra power, and what scan rate to employ. In this level, deterministic feedback loops or other sensors, such as camera and radar, inform the lidar to interrogate objects discretely or via dense, dynamic regions of interest, or ROIs, at various points throughout the scene. It can also dynamically alter its scan pattern on the fly. The system is intelligent, with the ability to interrogate the scene, and perpetually optimize its own scan patterns and data collection to focus on the information that matters most and respond based on firmware feedback.

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

•Feature-specific Fixed Regions of Interest (ROIs) designed to detect objects from various locations;

•Lidar perception made available through a software partner;

•Windshield, grill, and other discreet vehicle integration options that are optimized by software configurability;

•Size, Weight, and Power (“SWaP”) optimized; and

•Functional Safety (“FuSa”)/Safety of the Intended Functionality (“SOTIF” or ISO 21448) compliant for signal path — providing necessary determinism for testing and validation.

4Sight for Industrial

Built on our unique 4Sight Intelligent Sensing Platform, 4Sight meets the diverse array of performance and functional requirements for the Industrial market with our industry-leading lidar performance, integrated intelligence, advanced vision capabilities, and unmatched reliability and safety. Once we achieve economies of scale in the Automotive market, we anticipate that 4Sight will be a cost-effective, customizable perception solution in

Industrial markets that may leverage the complete 4Sight software platform and will include a comprehensive software development kit for an extensible roadmap to autonomous functionality. 4Sight for the Industrial market may utilize any of the four software levels described above: 4Sight at Design, Triggered 4Sight, Responsive 4Sight, or Predictive 4Sight.

Flexible sensor location within the car

Our 4Sight Flex next-generation design allows for unique flexibility with respect to sensor placement. The unit’s power requirements and small form factor makes it easier for OEM designers to integrate our sensors into a variety of locations in a vehicle, such as behind the windshield, on the roof, or in the grille. Competing solutions, on the other hand, may need to be integrated into the roof of the car in order to resolve challenges with excess heat or size. As a result, OEMs that install competing products may need to substantially alter the physical appearance of their vehicles to accommodate those products.

Competition

Lidar-based perception solutions for autonomous applications is an emerging market with a wide variety of possible applications across many different markets. We face competition from numerous companies worldwide that are developing lidar solutions, and some of these solutions may use a similar wavelength or scanning methodology. For example, we and at least two of our major competitors use lasers that have a 1550nm wavelength. Other competitors use MEMS-based scanning technologies, but we believe our MEMS solution is uniquely robust due its very small size and high resonant frequency. In addition to companies focused specifically on developing lidar solutions, we also face competition from current or potential partners and customers that may be developing lidar solutions internally. We believe that many of the other companies developing lidar solutions are focused on shorter-range sensors that passively collect data, and most of these sensors utilize 905nm lasers that limit their performance. We believe that we are differentiated from competitors by virtue of our ultra long-range performance, coupled with high resolution and software-based customization of scanning, and a compact form factor suitable for a variety of integrations. This is possible, in part, because we utilize 1550nm lasers that enable our lidar solutions to achieve a higher photon budget than many of our competitors that rely upon 905nm lasers. While 1550nm lasers are more costly than 905nm lasers on a per unit basis, 1550nm lasers have much higher performance and our product only requires one such laser. Some 905nm systems utilize up to 128 lasers and still do not attain the performance results we achieve with a single 1550 nm laser. As a result, we believe that we are able to compete favorably in the lidar market, particularly in market segments such as passenger vehicle ADAS highway pilot applications that can benefit from our active, long-range, high-resolution capabilities.

We believe that our modular, patented design, our embedded deterministic artificial intelligence, which is inherently enabled by our unique product, and our strong R&D capabilities will enable us to remain a technology leader in the lidar market.

Research and Development

We have made substantial investments into our R&D efforts historically, but we expect these investments to be reduced as a result of our revised strategic plan. With a reduced workforce and consolidated global footprint, we plan to be more focused on investments that support our strategy and product development goals in the near-term. We believe that this is essential to maintain our position as a provider of one of the most advanced lidar solutions in the market. While our R&D activities occur primarily at our headquarters in Dublin, California, we work with technology developers on a worldwide basis. Our engineers located in Dublin, California focus on developing sensor hardware, firmware, and software.

Our R&D team is responsible for both developing new technology, as well as enhancing the capabilities and performance of our lidar hardware, firmware, and software. Our R&D team also has responsibility for identifying, defining, and prototyping advanced components that we may utilize from key suppliers, as well as for our design-for-manufacturability, or DFM, and other critical capabilities. Additionally, this team works alongside our operations team to assist our Tier 1 and contract manufacturer partners as they develop large-scale manufacturing processes based on our lidar design.

Intellectual Property

We believe that our competitive advantage and our success depend in part upon our ability to develop and protect both our intellectual property and our technology. We own a portfolio of intellectual property which includes patents (issued and pending), registered trademarks, copyrights, trade secrets, and know-how in the development of our lidar solutions.

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

As of March 1, 2024, we owned 78 U.S. and foreign issued patents and we had 83 pending U.S. and foreign patent applications, with three patent applications in the drafting stage. In addition, we have two registered and one pending trademark applications. Our patents and patent applications cover a broad range of system level and component level aspects of our key technology including, among other things, bistatic lidar system architecture, laser, scanner, receiver, and perception technology.

Sales and Marketing

Historically we have utilized a combination of channel (indirect) sales and direct sales methods. In the Automotive market, we work with Tier 1 partners that are suppliers to OEMs and leverage their sales channels which allows us to substantially reduce our investment in sales and marketing. We intend to license our lidar designs and other intellectual property to our Tier 1 partners, who will then industrialize and sell our technology to their OEM customers. Working with Tier 1 partners allows us to use this existing automotive value chain and provides us with an opportunity to increase our penetration of the Automotive market more rapidly than would otherwise be possible. This, in turn, will substantially reduce our investment in sales and marketing, and it will also substantially reduce the associated costs for manufacturing, working capital, validation, and testing, as well as the overhead of product liability and warranty over the life of the multiyear series production programs with OEMs. In the past, we also maintained direct sales channels but expect sales and marketing costs associated with this to be reduced as a result of our revised strategic plan which significantly reduced our workforce and consolidated our global footprint to leverage our Tier 1 partners sales channels. Our team still continues to maintain direct contact with the OEMs, which better enables us to understand their specific product requirements and facilitate the implementation of our product design into their vehicles.

In the Industrial market, we anticipate using the same supply chain to manufacture through global contract manufacturers, and we will sell our products primarily through system integrator channel partners that may integrate our lidar sensor and software as part of a larger solution for an end customer. We expect sales and marketing costs related to the Industrial market to decline in the near term as we made the decision in 2023 to wind down our existing Industrial product line. We will be reducing support for the Industrial market until we have sufficient scale in the Automotive market, which is our largest and highest priority market.

We solicit feedback directly from partners and customers in order to identify opportunities to improve our product design. We work with industry analysts, universities, and independent labs to conduct studies and performance tests, which provides third-party validation of our solutions to current and potential customers and partners. We also drive our brand management and increase our public visibility through news releases, advertising campaigns, events, industry panels, and other public relations programs.

Government Regulation

We believe that the U.S. has provided a constructive legal environment to enable the testing and development of autonomous capabilities. We do not expect any federal rules or regulations in the near future that would impact the use or demand for our lidar technology. Some states, such as California and New York, do enforce operational or registration requirements for some autonomous functions. U.S. federal regulations generally allow higher levels of safe and responsible autonomous functionality to be deployed. The European Union, China, and other foreign markets are also developing standards to define the requirements for deploying higher levels of autonomy.

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

Human Capital Resources

We believe that our culture is one of our competitive advantages. We have emphasized a collaborative, team-oriented, performance-based culture with a strong focus on both the development of differentiated technology and the success of our customers. Our leadership team comes from sectors including automotive, aerospace and defense, semiconductors, software, and computer hardware. As of December 31, 2023, we had over 60 employees worldwide. The majority of our employees are in the R&D function. We also engage consultants and contractors to supplement our regular full-time workforce. None of our employees are represented by a labor union, and we consider our employee relations to be good. To date, we have not experienced any work stoppages.

Facilities

Our corporate headquarters is located in Dublin, California, where we lease 56,549 square feet pursuant to a lease that initially expires on December 1, 2026 unless we choose to exercise a five year renewal option. The Dublin facility contains engineering, R&D, operations, customer support, marketing, and administrative functions. We believe our existing facility is in good condition and suitable for the conduct of our business.

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

Available Information

Our Annual Reports on Form 10-K, along with all other reports and amendments thereto filed with or furnished to the SEC, are publicly available free of charge on the Investor Relations section of our website at www.aeye.ai or at www.sec.gov as soon as reasonably practicable after these materials are filed with or furnished to the SEC. We also use our website as a tool to disclose important information about the company and comply with our disclosure obligations under Regulation Fair Disclosure. Our Corporate Governance Guidelines, Code of Business Conduct and Ethics, and the committee charters for our Board of Directors are also posted on the Investor Relations section of our website. The information on our website (or any webpages referenced in this Annual Report on Form 10-K) is not part of this or any other report we file with, or furnish to, the SEC.

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

•We substantially rely on relationships with Tier 1 automotive suppliers and our business could be materially and adversely affected if we cannot establish or maintain relationships with one or more Tier 1 partners, or if we, through our relationship with various Tier 1 partners, are unable to obtain a sufficient number of design wins and successfully enter into definitive agreements or other commercial arrangements with automotive OEMs with respect to such design wins.

•We intend to raise additional capital in order to execute our business plan and to respond to changing market conditions, which additional capital may not be available on terms acceptable to us, or at all.

•Any restructuring actions and cost reduction initiatives that we undertake may not deliver the results we expect, and these actions may adversely affect our business.

•Our financial results could vary significantly from quarter to quarter and are difficult to predict, particularly in light of the current economic environment, which in turn could cause volatility in our stock price.

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

•We heavily rely on third-party suppliers and because some of the raw materials and key components in our products come from limited or single source suppliers, our ability to control the costs of such components and raw materials is uncertain; moreover, regardless of cost, we are susceptible to supply shortages, longer than anticipated lead times for components, and supply changes, any of which could disrupt our supply chain, could delay deliveries of our products to customers, and could negatively impact the adoption of our products and accordingly, our financial condition and operating results.

•We expect to continue investing in R&D, albeit at a reduced amount compared to prior years and commercializing new products, which could significantly reduce our profitability and may never result in revenue to us.

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

•Shareholder activism could cause us to incur significant expense, disrupt our business, result in a proxy contest or litigation, and impact our stock price.

Risk Factors Relating to Our Business and Industry

We are an early stage company with a history of losses and we expect to incur significant expenses and continuing losses for at least the next few years.

We have incurred net losses in each year since our inception. In the twelve months ended December 31, 2023 and 2022, we incurred net losses of approximately $87.1 million and $98.7 million, respectively. We expect that we will continue to incur significant losses through at least the next few years as we:

•continue to utilize our third-party partners for design, testing and commercialization;

•expand our operations and supply chain capabilities to produce our lidar components and systems, including costs associated with outsourcing the production which, in some instances, requires significant upfront payments by us;

•expand our design, development and commercialization;

•build up inventories of parts and components for our lidar solutions; and

•maintain a level of general and administrative spending to meet the requirements of operating as a public company.

As of December 31, 2023, we had an accumulated deficit of approximately $337.6 million. Even if we are able to increase sales or licensing of our products, there can be no assurance that we will be commercially successful. Since we will incur the costs and expenses from these efforts prior to receiving incremental revenues with respect thereto, our losses in future periods will be significant. In the past, design wins, the first step towards commercialization with a particular OEM, have taken longer than originally expected. Such delays, including delays that may occur in the future, will impact the timing of our revenue. If our products do not achieve sufficient market acceptance, we will not become profitable. If we fail to become profitable, or if we are unable to fund our continuing losses, we may be unable to continue our business operations. There can be no assurance that we will ever achieve or sustain profitability.

Our business model for the Automotive market substantially relies on us maintaining a relationship with one or more Tier 1 automotive suppliers; our business could be materially and adversely affected if we are unable to establish or maintain a relationship with one or more Tier 1 automotive suppliers, or even if we establish and maintain a relationship with one or more Tier 1 automotive supplies, if such Tier 1 automotive suppliers are unable to obtain a sufficient number of design wins and enter into definitive agreements or other commercial arrangements with automotive OEMs with respect to such design wins.

Our business prospects in the Automotive market are substantially based on us establishing and maintaining a relationship with one or more Tier 1 automotive suppliers. In 2021, we entered into an agreement with a subsidiary of Continental AG, a well-established Tier 1 automotive supplier, pursuant to which Continental licensed from us the rights to manufacture and integrate our lidar solution into automotive OEM model lines through long-term series production contracts with automotive OEMs. In late 2023, Continental informed us that they intended to discontinue our joint lidar development program due to internal restructuring of their business model. In response to this, we are seeking out new relationships with one or more new Tier 1 automotive suppliers. If we fail to establish a relationship with a Tier 1 automotive supplier, it will have a material and adverse effect on our business. There can be no assurance that we will be able to establish or maintain a relationship with any Tier 1 automotive supplier, or, even if we are successful in doing so, that the Tier 1 automotive suppliers will be in a position to secure orders for our product designs and software. If we are unable to maintain or progress our relationship with a Tier 1 automotive supplier, or if any Tier 1 automotive supplier is unable to secure a sufficient number of design wins and enter into definitive agreements or other commercial arrangements with automotive OEMs, then our business could be materially and adversely affected.

We intend to raise additional capital in order to execute our business plan and to respond to changing market conditions, which additional capital may not be available on terms acceptable to us, or at all.

We intend to raise additional capital either by issuing equity, debt, or a combination of the two, in order to respond to market timing delays, technological advancements, competition, competitive technologies, customer demands, business opportunities, other challenges, potential acquisitions, unforeseen circumstances, or other reasons. In order to further business relationships with current or potential customers or partners, we may issue equity or equity-linked securities to such customers or partners. Despite the need for additional capital, we may not be able to timely secure additional debt or equity financing on favorable terms, or at all, especially given current market conditions where raising additional capital has proven particularly challenging. If we raise additional capital through the issuance of equity or convertible debt or other equity-linked securities or if we issue equity or equity-linked securities to current or potential customers to further our business relationships, our existing stockholders would likely experience dilution, which may be significant. Any debt financing obtained by us in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital or to pursue business opportunities, including potential acquisitions. If we are unable to obtain adequate financing or financing on terms satisfactory to us, when we require it, our ability to continue to support our business and to respond to business challenges could be significantly limited.

Additionally, under current SEC regulations, if at the time we file this Annual Report on Form 10-K our public float is less than $75 million, and for so long as our public float remains less than $75 million, the amount we can raise through primary public offerings of securities in any twelve-month period using shelf registration statements is limited to an aggregate of one-third of our public float, which is referred to as the “baby shelf” rules.

We expect our public float to be below $75 million at the time we file our Annual Report on Form 10-K. As such, we will be limited by the baby shelf rules until such time as our public float exceeds $75 million, which means we only have the capacity to sell shares up to one-third of our public float under shelf registration statements in any twelve-month period. If our public float decreases, the amount of securities we may sell under our Form S-3 shelf registration statement will also decrease. We will remain constrained by the baby shelf rules under our Form S-3 shelf registration statement until such time as our public float exceeds $75 million, at which time, the number of securities we may sell under a Form S-3 registration statement will no longer be limited by the baby shelf rules.

Any restructuring actions and cost reduction initiatives that we undertook, or may undertake in the future, may not deliver the results we expect, and these actions may adversely affect our business.

In 2023, we have implemented multiple restructuring actions aimed at focusing the organization on the commercialization of our automotive products, while reducing fixed operating costs, including the elimination of our internal sales and marketing teams. Our capital light business model requires us to leverage one or more Tier 1 partners and their manufacturing capabilities, supply chains, OEM relationships, and sales teams to bring our products to market. With the loss of the Continental relationship in late 2023, we no longer have a Tier 1 partner. Moreover, our recent restructurings could result in disruptions to our operations and adversely affect our business and our ability to obtain another Tier 1 partner. For example, we are actively working with potential new Tier 1 partners to pursue multiple RFQ opportunities and if our restructuring actions impede our ability to win these awards, this could materially impact our business. In addition, we cannot be sure that the cost reduction initiatives will be successful in reducing our overall expenses to the extent anticipated, or that unexpected costs will not offset any such reductions or related initiatives. If our operating costs are higher than we expect, or if we do not maintain adequate control of our costs and expenses, our operating results could be materially and adversely affected.

Our financial results could vary significantly from quarter to quarter and are difficult to predict, particularly in light of the current economic environment, which in turn could cause volatility in our stock price.

Our quarterly results of operations have fluctuated in the past and may vary significantly in the future. As such, historical comparisons of our operating results may not be meaningful. In particular, because our sales to date have primarily been to customers making purchases for their own R&D, sales in any given quarter can fluctuate based on the timing and success of our customers’ development projects. Accordingly, the results of any one quarter should not be relied upon as an indication of future performance. We base our current and future expense levels on our internal operating plans and sales forecasts, and our operating costs are to a large extent fixed. As a result, we may not be able to reduce our costs sufficiently to compensate for an unexpected shortfall in revenues, and even a small shortfall in revenues could disproportionately and adversely affect financial results for that quarter. This was particularly true for 2023, as we implemented significant cost-reduction measures making it more difficult for us to further reduce our operating expenses without a material adverse impact on our prospects in future periods. We have and may continue to incur significant or unanticipated expenses related to long-lived asset impairments, inventory write-downs, and one-time termination benefits to restructure our business. For example, in 2023, we impaired $9.9 million of long-lived assets, wrote down $8.6 million of inventory and other current assets, and incurred $3.3 million of one-time termination benefit costs, primarily relating to our decision to wind down our existing Industrial product line and reduce support for this end market until we have sufficient scale in the Automotive market, which is our largest and highest priority market.

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

•the timing of charges related to impairments of long-lived assets;

•non-routine write-downs of inventory;

•one time termination benefits and other restructuring costs;

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

•impact of foreign currency fluctuations;

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

These initiatives may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenue, if at all, in an amount sufficient to offset these higher expenses or to achieve and maintain profitability. The market opportunities we are pursuing are at an early stage of development, and it may be many years before the end markets we expect to serve generate demand for our products at scale, if at all. Our revenue may be adversely affected for a number of reasons, including the development and/or market acceptance of new technology that competes with our products, if automotive original equipment manufacturers, or automotive OEMs, Tier 1 automotive suppliers, or other market participants change their view towards autonomous vehicles or ADAS technologies or strategies (as Continental did at the end of 2023), the failure of our customers to commercialize autonomous systems that include our solutions, our inability to effectively manage or outsource the management of our inventory, manufacturing, or contract manufacturing of products at scale, our inability to enter new markets or to help our customers adapt our products for new applications, or our failure to attract new customers or secure production orders from existing customers currently analyzing our solutions, or increasing competition. Furthermore, it is difficult to predict the size and growth rate of our target markets, customer demand for our products, commercialization timelines, developments in autonomous sensing, developments in ADAS and related technologies, the entry of competitive products, or the success of existing competitive products and services. For these reasons, we do not expect to achieve profitability over the near term. If our revenue does not grow over the long term, our ability to achieve and maintain profitability may be adversely affected, and the value of our business may significantly decrease.

The market price and trading volume of our common stock may be volatile and could decline significantly.

The stock markets, including Nasdaq on which we list our shares of common stock, have from time to time experienced significant price and volume fluctuations. Even if an active, liquid, and orderly trading market develops and is sustained for our common stock, the market price of our common stock may continue to be volatile and could decline significantly. Since December 6, 2022, our stock had closed below $1.00 per share. As previously disclosed, on January 20, 2023, we received notice from Nasdaq that we were no longer in compliance with the $1.00 per share minimum bid price requirement for continued listing on Nasdaq. Although the notification did not have an immediate impact on our Nasdaq listing, we were given a period of 180 calendar days, or until July 19, 2023, to regain compliance with the requirement. At our request, on July 20, 2023, Nasdaq granted to us a second and final 180 calendar day period to regain compliance, or until January 16, 2024. To ensure compliance with the minimum bid price requirement by January 16, 2024, we held a special meeting of stockholders on December 12, 2023, to consider and authorize our Board of Directors to effect a reverse stock split. At the special meeting, the Company’s stockholders authorized the Board to effect a reverse stock split, in the Board's discretion, within one year from the date of the special meeting, at one of ten ratios in multiples of five between and including one-for-five to one-for-fifty. Thereafter, the Board resolved to effect a reverse stock split of our issued common stock at a ratio of one-for-thirty (the "Reverse Stock Split"), and pursuant to that resolution, on December 26, 2023, we caused a Certificate of Amendment to our Second Amended and Restated Certificate of Incorporation, as amended, to be filed with the Secretary of State of the State of Delaware. The Reverse Stock Split became effective upon the filing of the Certificate and our common stock began trading on a split-adjusted basis on The Nasdaq Capital Market at the opening of trading on December 27, 2023. Companies that implement a reverse stock split often see a materially negative impact on their stock price. In addition, since the Reverse Stock Split, and the resulting lower number of shares in our float, we have generally seen lower trading volumes in our stock. The trading volume of our common stock may fluctuate significantly for this or other reasons, which can have a significant impact on the price of our common stock. If the market price of our common stock declines significantly, you may be unable to resell your shares at an attractive price, or at all. We cannot assure you that the market price of our common stock will not fluctuate widely or decline significantly in the future.

Our business could be materially and adversely affected by the lingering impacts of the global COVID-19 pandemic or other epidemics and outbreaks.

The COVID-19 pandemic had disrupted and affected our business operations, which has led to business and supply chain disruptions. The lingering effects of the pandemic are likely to continue to disrupt our business and supply chain in the future. Given the unpredictable nature of COVID-19 and its variants, it is difficult, if not impossible, to predict, whether any government-imposed restrictions will be reimposed at previous levels or enhanced in one or more ways impacting our business operations or those of third parties upon which we rely. The lingering effects of the COVID-19 pandemic, including associated business interruptions and recovery, as well as other possible epidemics or outbreaks of other contagions could result in a material adverse impact on our or our business operations, or the business operations of our current or anticipated customers and suppliers, including the potential reduction or suspension of operations in the U.S. or other parts of the world. Our design and engineering operations, among others, cannot all be conducted remotely and often require on-site access to materials and equipment. We have customers, suppliers, and partners with international operations, and our customers, suppliers, and partners also depend on suppliers and manufacturers worldwide, which means that our business and prospects could be affected by the lingering effects of the COVID-19 pandemic anywhere in the world. Depending upon the duration of the lingering effects of the COVID-19 pandemic and the associated business interruptions, our customers, suppliers, manufacturers, and partners may suspend or delay their engagements with us. We and our customers’ and suppliers’ response to the lingering effects of the COVID-19 pandemic may prove to be inadequate and they may be unable to continue their respective operations in the manner they had prior to the outbreak or the worsening of the outbreak, and we may consequently endure interruptions, reputational harm, delays in our product development, and shipments, all of which could have an adverse effect on our business, operating results, and financial condition. In addition, we cannot assure you as to the timing of the economic recovery given the lingering effects of the pandemic, which could have a material adverse effect on our target markets and our business.

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

Continued pricing pressures, automotive OEM and Tier 1 supplier cost reduction initiatives, and the ability of automotive OEMs and Tier 1 suppliers to source alternatives or cancel vehicle or technology programs may result in lower than anticipated revenues, or cause substantial losses, which may adversely affect our business.

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

Automotive OEMs, like many manufacturers, are price sensitive to components used in their end products. We and our Tier 1 suppliers are sensitive to the cost we quote to such automotive OEMs to mitigate the risk of being eliminated from contention based solely on price. Despite our efforts, and the efforts of our Tier 1 suppliers, to reduce the overall cost of our products, we are not always able to achieve the cost targets we are seeking. The inability to reach our cost targets could have a material adverse impact on our ability to gain market acceptance for our products, regardless of the ability of our products to achieve the automotive OEMs' specifications.

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

We expect to continue investing in R&D albeit at a reduced amount compared to prior years and commercializing new products, which could significantly reduce our profitability and may never result in revenue to us.

Our future growth depends on penetrating new markets, adapting existing products to new applications and customer requirements, achieving volume-based component price reductions, and introducing new products that achieve market acceptance. We expect to continue to incur R&D costs as part of our efforts to design, develop, manufacture, and commercialize new products and enhance existing products. Our R&D expenses were approximately $26.2 million and $37.6 million during the twelve months ended December 31, 2023 and 2022, respectively, and may increase in the future. Because we account for R&D as an operating expense, these expenditures will adversely affect our results of operations in the future. Further, our R&D program may not produce successful results, and our new products may not achieve market acceptance, create additional revenue, or become profitable.

Although we believe that lidar is an essential technology for autonomous vehicles and other emerging applications, market adoption of lidar is uncertain. If market adoption of lidar does not continue to develop, or adoption is deferred, or otherwise develops more slowly than we expect, our business will be adversely affected.

While our artificial intelligence-driven lidar-based sensing system can be applied to different use cases across end markets, approximately 70% and 52% of our revenue during the twelve months ended December 31, 2023 and 2022, respectively, was generated from automotive applications with few customers in the aerospace, delivery, shuttle, railway, mining, and aviation sectors. Despite the fact that the automotive industry has expended considerable effort to research and test lidar products for ADAS and autonomous driving applications, the automotive industry may not introduce lidar products in commercially available vehicles on a time frame that matches our expectations, or at all. We have experienced a number of instances where potential automotive OEMs have delayed their programs for the inclusion of lidar in their end products. We continually study emerging and competing sensing technologies and methodologies and we may incorporate new sensing technologies to our product portfolio over time. However, lidar products remain relatively new and it is possible that other sensing modalities, or a new disruptive modality based on new or existing technologies, including a combination of technologies, will achieve acceptance or leadership in the ADAS and autonomous driving space. Even if lidar products are used in initial generations of autonomous driving technology and ADAS products, we cannot guarantee that lidar products will be designed into or included in subsequent generations of such commercialized technology. The speed of market adoption and growth for ADAS or autonomous vehicles is difficult, if not impossible, to predict, and it is more difficult to predict this market’s future growth in light of the economic consequences of the lingering effects of the COVID-19 pandemic and other macroeconomic factors. Although we currently believe we have a differentiated market leading technology for the autonomous vehicle market, by the time mass market adoption of autonomous vehicle technology is achieved, we expect competition among providers of sensing technology based on lidar and other modalities to increase substantially. If, by the time autonomous vehicle technology achieves mass market adoption, commercialization of lidar products is not successful, or not as successful as we or the market expects, or if other sensing modalities gain acceptance by developers of ADAS products, automotive OEMs, regulators, safety organizations, or other market participants, our business, results of operations, and financial condition will be materially and adversely affected.

Over the longer term, we believe that our overall revenue growth, if any, will depend in part on our ability to expand within new markets such as aerospace and defense, shuttle, delivery vehicle, drone, railway, intelligent transport, mining and other markets as they emerge. Each of these markets presents distinct risks and, in many cases, requires that we expend resources to address the particular requirements of that market. Addressing these requirements can be time-consuming and costly. The market for lidar technology is relatively new, rapidly developing, and unproven in many markets or industries. Many of our prospective customers are still in the testing and development phases and we cannot be certain that they will commercialize products or systems with our lidar products, or at all. We cannot be certain that lidar will be sold into these markets, or that lidar will be sold into any markets at scale. Adoption of lidar products, including our products, will depend on numerous factors, including whether the technological capabilities of lidar and lidar-based products meet users’ current or anticipated needs, whether the benefits associated with designing lidar into larger sensing systems outweighs the costs, complexity, and time needed to deploy such technology or replace or modify existing systems that may have used other modalities, such as cameras and radar, whether users in other applications can move beyond the testing and development phases and proceed to commercializing systems supported by lidar technology and whether lidar developers such as us can keep pace with the expected rapid technological change in certain developing markets, and the global response to the lingering effects of the COVID-19 pandemic, and other macroeconomic factors, and the length of any associated economic recovery. If lidar technology does not achieve commercial success, or if adoption of lidar is deferred or the market otherwise develops at a pace slower than we expect, our business, results of operations, and financial condition will be materially and adversely affected.

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

We rely on deterministic artificial intelligence and machine learning models in the development of our solutions for vehicle autonomy, ADAS, and industrial applications. The models that we use are developed or trained using various data sets. If the models are incorrectly designed, the data we use to train them is incomplete, inadequate, or biased in some way, or if we do not have sufficient rights to use the data on which our models rely, the performance of our products, services, and business, as well as our reputation, could suffer or we could incur liability through the violation of laws, third-party privacy or other rights, or contracts to which we are a party.

Our outsourced manufacturing business model for the industrial market may not be successful, which could harm our ability to deliver products and recognize revenue in the industrial market.

In the fourth quarter of 2023, we made the decision to wind down our existing industrial product and we will curtail support for this end market until we have achieved sufficient scale in our automotive products, which we believe represents our largest market opportunity. If we fail to achieve sufficient scale in our automotive products, we may not be in a position to reenter the Industrial market in the time frame we expect, or at all. Our manufacturing strategy for the industrial market had been focused on outsourcing volume manufacturing to contract manufacturers while maintaining the design, engineering, prototyping, testing, and pilot manufacturing in-house at our facility in Dublin, California.

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

Sales to international customers accounted for 16% and 32% of our revenue during the twelve months ended December 31, 2023 and 2022, respectively. International operations are subject to a number of other risks, including:

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

•stringent regulation of autonomous driving or other systems or products using our products and stringent consumer protection and product compliance regulations, including, but not limited, to the General Data Protection Regulation, or GDPR, in the European Union, European competition law, the Restriction of Hazardous Substances Directive, or RoHS, the Waste Electrical and Electronic Equipment Directive, or WEEE, and the European Ecodesign Directive, all of which are costly to comply with and may vary from country to country;

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

Our products are intended to be combined with third-party hardware and software as part of a larger system. These larger systems are also highly technical, complex, and require high standards to manufacture. The third-party components incorporated into these larger systems, have been and will be subject to defects, errors, and reliability issues during development, production, and use. Should these third-party components, which our products are intended to be combined with, fail or require action to correct defects or errors, it would likely delay the sale of the larger system in which our products are to be incorporated, thereby adversely affecting our financial results. As the production of third-party components are largely outside of our control, we are subject to such third parties investing sufficient time and resources to manufacture their products without minimal defects. For example, if a third-party reseller intended to overlay perception software on our product prior to resale, but such perception software contained defects or errors such that it could not be introduced into the market, the sales of our products would be delayed or cancelled, thereby adversely affecting our financial results.

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

Inventory levels in excess of customer demand may result in inventory write-downs or write-offs and the sale of excess inventory at discounted prices, which would adversely affect our financial results, including our gross margin, and have a negative effect on our brand. In the past, including in the fourth quarter of 2023, we took inventory write-downs for obsolete and excess components associated with our decision to wind-down our industrial product line. Conversely, if we underestimate customer demand for our products, we, or our manufacturing partners, may not be able to deliver products to meet our requirements, and this could result in damage to our brand and customer relationships, and adversely affect our revenue and operating results.

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

Automotive production and sales can also be affected by our automotive OEM and Tier 1 supplier customers’ ability to continue operating in response to challenging economic conditions and in response to labor relations issues, regulatory requirements, trade agreements, and other factors, such as the unavailability of unrelated components in the assembly of automobiles, an example of which is the shortage of semiconductors necessary for automobile production. The volume of automotive production in North America, Europe, and the rest of the world has fluctuated, sometimes significantly, from year to year, and we expect such fluctuations to give rise to fluctuations in the demand for our products and licenses of our technology. Any significant adverse change in any of these factors may result in a reduction in automotive sales and production by our automotive OEM and Tier 1 supplier customers and could have a material adverse effect on our business, results of operations, and financial condition.

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

Although we have and continue to pursue a broad customer base, we are dependent on a collection of customer relationships which are currently in development with strong purchasing power. Continental AG accounted for approximately 70% and 51% of our annual revenue in the years ended December 31, 2023 and 2022, respectively. At the end of 2023, Continental informed us of its decision to end our existing arrangement as our Tier 1 supplier. The loss of business from any of our major customers (whether by lower overall demand for our products, component shortages that impact our customers’ production plans or product development plans, cancellation of existing contracts or product orders, or the failure to design in our products, or an award of initial or new business) could have a material adverse effect on our business.

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

Similarly, suppliers and other third parties will be less likely to invest time and resources in developing business relationships with us if they are not convinced that our business will succeed. Accordingly, in order to build and maintain our business, we must maintain confidence among customers, suppliers, analysts, ratings agencies, and others in our products, long-term financial viability, and business prospects. Maintaining such confidence may be particularly complicated by certain factors including those that are largely outside of our control, such as our limited operating history, our ability to continue funding the business through to profitability, customer familiarity with our lidar solutions, any delays in scaling production, delivery, and service operations to meet demand, competition, uncertainty regarding the future of autonomous vehicles, and our production and sales performance compared with market expectations.

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

In December 2021, we entered into the CSPA with Tumim Stone pursuant to which Tumim Stone committed to purchase, subject to certain limitations, up to $125 million of our common stock should we elect to sell our common stock to them. On May 6, 2022, we filed a Registration Statement on Form S-1, which originally related to the offer and resale of up to 30,865,419 shares of our common stock, or 1,028,847 shares of our common stock following the Reverse Stock Split, to be purchased by Tumim Stone, pursuant to the CSPA. Should we decide to sell our common stock to Tumim Stone, stockholders will experience dilution of their interest in us, which dilution will be heightened if the price at which we sell common stock is low, as there is no minimum price at which we can sell our common stock under the CSPA. Moreover, under the CSPA, with some exceptions, we can only sell to Tumim Stone the lesser of: (i) a total of 1,028,847 post-split shares of our common stock or (ii) a number of shares where Tumim Stone would own no more than 9.99% of our outstanding shares, which at March 20, 2024 we had 6,502,979 total shares outstanding. At values below $121.50 per share post-split, we would likely not be in a position to realize the full commitment of $125 million under the CSPA and existing stockholders would experience significant dilution. As of December 31, 2023, the Company has issued 67,754 post-split shares of its common stock under the CSPA for proceeds of $3.0 million. Therefore, the actual number of shares we will be able to sell to Tumim Stone, the amount of dilution our stockholders will experience upon the sale of our common stock under the CSPA, and the total proceeds that we will derive from such sales, cannot be determined at this time.

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

On December 22, 2017, the Tax Cuts and Jobs Act of 2017, or the Tax Act, was signed into law making significant changes to the U.S. Tax Code. In particular, sweeping changes were made to the U.S. taxation of foreign operations. Changes include, but are not limited to, a permanent reduction to the corporate income tax rate, limiting interest deductions, adopting elements of a territorial tax system, assessing a repatriation tax or “toll-charge” on undistributed earnings and profits of U.S.-owned foreign corporations, and introducing certain anti-base erosion provisions, including a new minimum tax on global intangible low-taxed income, or GILTI, and base erosion and anti-abuse tax, or BEAT. The new legislation had no effect on our 2023 or 2022 provision for income taxes because we generated net tax losses and offset our deferred tax assets on the consolidated balance sheets with a full valuation allowance due to our current loss position and forecasted losses for the near future. The overall impact of this tax reform is uncertain, and our business and financial condition, including with respect to our non-U.S. operations, could be adversely affected.

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

As of December 31, 2023, we had approximately $248 million of U.S. federal, and approximately $203 million of state net operating loss carryforwards available to reduce future taxable income. Of the approximately $248 million in U.S. federal operating loss carryforwards, approximately $236 million will be carried forward indefinitely for U.S. federal tax purposes and approximately $12 million will begin to expire in 2033. All of our U.S. state net operating loss carryforwards will begin to expire in 2029. It is possible that we will not generate taxable income in time to use these net operating loss carryforwards before their expiration, or at all. Under legislative changes made in December 2017, U.S. federal net operating losses incurred in 2018 and in future years may be carried forward indefinitely, but the deductibility of such net operating losses is limited. It is uncertain if and to what extent various states will conform to the newly enacted federal tax law. In addition, the federal and state net operating loss carryforwards and certain tax credits may be subject to significant limitations under Section 382 and Section 383 of the U.S. Tax Code, respectively, and similar provisions of state law. Under those sections of the U.S. Tax Code, if a corporation undergoes an “ownership change,” the corporation’s ability to use our pre-change net operating loss carryforwards and other pre-change attributes, such as research tax credits, to offset our post-change income or tax may be limited. In general, an “ownership change” will occur if there is a cumulative change in our ownership by “5-percent shareholders” that exceeds 50 percentage points over a rolling three-year period. Similar rules may apply under state tax laws.

We are highly dependent on the services of our executive officers.

We are highly dependent on our executive officers, in particular, Matthew Fisch, our Chief Executive Officer, Andrew S. Hughes, our General Counsel, and Conor Tierney, our Chief Financial Officer. The loss of any of our executive officers or other senior executives could adversely affect our business because the loss could make it more difficult to, among other things, compete with other market participants, continue to develop innovative product designs, and retain existing customers or cultivate new ones. Negative public perception of, or negative news related to any of our executive officers or senior executives may adversely affect our brand, relationship with customers, or standing in the industry. In the past, we have lost the services of some of our executive officers for various reasons, including the departure of Luis C. Dussan as of November 15, 2023, who, until that time, was our Chief Technology Officer and Chief Product Strategist, but continues as a member of our Board of Directors, and T.R. Ramachandran, who resigned, effective April 5, 2024, as our Chief Operating Officer.

Our business depends substantially on the efforts of our executive officers and highly skilled personnel, and our operations may be severely disrupted if we lost their services.

Competition for highly skilled personnel is often intense, especially in the San Francisco Bay Area, where we are headquartered, and we may incur significant costs to attract the highly skilled personnel we require. We may not be successful in attracting, integrating, or retaining qualified personnel to fulfill our current or future needs. We have, from time to time, experienced, and we expect to continue to experience, difficulty in hiring and retaining highly skilled employees with appropriate qualifications, especially those with engineering skills. Our ability to attract and retain the highly skilled personnel we require has been further hampered by the overall reductions in personnel we have implemented, which places more responsibility on fewer individuals, our focus on cash conservation, which has limited our ability to provide increases in compensation, and the decline in our stock price, which has decreased the retention value of the stock awards we have made to our employees. Moreover, with the personnel reductions we have implemented, it may create, in some instances, single points of failure, such that if certain individuals voluntarily resign from the Company, it may adversely impact, or significantly delay, our ability to bring our products to market, which would severely impact our operations and have an adverse impact on our business prospects.

In addition, job candidates and existing employees often consider the value of the equity awards they receive in connection with their employment. If the perceived value of our equity or our equity awards decline, which has occurred in the past and may continue into the future, it may adversely affect our ability to retain highly skilled employees. If we fail to attract new personnel or we fail to retain and motivate our current personnel, our business and future growth prospects could be adversely affected.

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

We are at risk for interruptions, outages, and breaches of our operational systems, including our business, financial, accounting, product development, and production processes, owned by us, our suppliers. or our partners; our facility security systems, owned by us, our suppliers, or our partners; our in-product technology owned by us, our suppliers, or our partners; the integrated software in our lidar solutions; or the data that we process or our suppliers process on our behalf. In mid-2022, our previous partner, Continental, experienced a cyberattack in which data was improperly taken from their servers. To date, Continental has not notified us that any data belonging to us was compromised. A cyber incident is considered to be any adverse event that threatens the confidentiality, integrity, or availability of our information resources. These incidents may be an intentional attack or an unintentional event and could involve gaining unauthorized access to our information systems or those of our third-party vendors for purposes of misappropriating assets, stealing confidential information, corrupting data, or causing operational disruption. Such cyber incidents could materially disrupt operational systems; result in loss of intellectual property, trade secrets or other proprietary or competitively sensitive information; compromise certain information of employees, suppliers, or others; jeopardize the security of our facilities; or affect the performance of in-product technology and the integrated software in our lidar solutions. A cyber incident could be caused by disasters, insiders (through inadvertence or with malicious intent), or malicious third parties (including nation-states or nation-state supported actors) using sophisticated, targeted methods to circumvent firewalls, encryption, and other security defenses, including hacking, fraud, trickery, phishing, or other forms of deception. The risks of a cybersecurity breach against companies based in the U.S., like us, may be enhanced as a byproduct of the on-going war in Ukraine, or by state-sponsored actors, primarily located in, or sponsored by, China, Russia, or North Korea. Despite careful security and controls design, our information technology systems and the systems used by our third-party vendors, may be subject to security breaches and cyberattacks the result of which could include disrupted operations, misstated or unreliable financial data, liability for stolen assets or information, increased cybersecurity protection and insurance costs, litigation, and damage to business relationships.

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

We have been and may be, from time to time, involved in litigation, regulatory proceedings, and commercial or contractual disputes that may be significant. These matters may include disputes with our suppliers and customers, intellectual property claims, stockholder litigation, government investigations, class action lawsuits, personal injury claims, environmental issues, customs and value-added tax disputes, and employment and tax issues. In early 2023, we discovered that there may have been some uncertainty with respect to the validity of our Second Amended and Restated Certificate of Incorporation, which was approved by our stockholders at the special meeting of stockholders held on August 12, 2021. While this matter has been fully resolved, we cannot provide assurances that other matters similar in nature may not arise in the future.

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

Vehicle regulators globally continue to consider new and enhanced emissions requirements, including electrification, to meet environmental and economic needs as well as pursue new safety standards to address emerging traffic risks. To control new vehicle prices, among other concerns, automotive OEMs may need to dedicate technology and cost additions to new vehicle designs to meet these emissions and safety requirements and postpone the additional costs associated with new autonomous and ADAS features. In the past year, we have seen what we reasonably believe to be delays in the implementation of ADAS features by OEMs that may utilize lidar technology, hence delaying sales of our products.

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

Our business and operations could be negatively affected if we become subject to stockholder activism, which could cause us to incur significant expense, disrupt our business, result in a proxy contest or litigation, or impact our stock price.

Stockholder activism, which can take many forms or arise in a variety of situations, including making public demands that we consider certain strategic alternatives, engaging in public campaigns to attempt to influence our corporate governance and/or our management, and commencing proxy contests to attempt to elect the activists’ representatives or others to our Board, has been increasing recently. Volatility in the stock price of our common stock or other reasons has caused, and may continue in the future to cause, us to become the target of securities litigation or stockholder activism. Activist stockholders who disagree with the composition of our Board, our strategy, or the way our Company is managed may seek to effect change through various strategies and channels, such as through commencing a proxy contest, making public statements critical of our performance or business, or engaging in other similar activities. Responding to any actions by activist stockholders, including proxy contests, can be costly and time-consuming, has diverted the attention of management, our Board, and our employees, and may be disruptive to our operations. We may be required to incur significant fees and other expenses related to activist stockholder matters, including for third-party advisors.

Our stock price has been and could be subject to significant fluctuation or otherwise be adversely affected by the events, risks, and uncertainties of any stockholder activism. Additionally, perceived uncertainties as to our future direction as a result of stockholder activism, including potential changes to the composition of our Board, may lead to the perception of a change in the strategic direction of our business; the loss of key employees, including our executive officers; a perception of instability or lack of continuity, particularly if the stockholder activism campaign results in the appointment of one or more activist stockholders to our Board, which may cause concern to our existing or potential collaboration partners (including Tier 1 automotive suppliers), employees, and other stockholders; may be exploited by our competitors; may result in the loss of potential business opportunities or limit our ability to develop and commercialize our products; and may make it more difficult to attract and retain qualified personnel and business partners. In addition, activist directors may make overly burdensome demands of Company management and materially and unnecessarily increase management’s workload. Furthermore, if customers choose to delay, defer, or reduce transactions with us or do business with our competitors instead of us, then our business, financial condition, and operating results would be adversely affected. In addition, our share price could experience periods of increased volatility as a result of stockholder activism.

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

The trading market for our common stock will be influenced by the research and reports that industry or securities analysts may publish about us, our business, our competitors, or our market. If any of the analysts who may cover us change their recommendation regarding our stock adversely, or provide more favorable relative recommendations about our competitors, the price of our common stock would likely decline. In the past, analysts that previously covered us, stopped their coverage of us. If no analysts cover us or fail to regularly publish reports on us, we could lose visibility in the financial markets, which could cause our stock price or trading volume to decline.

Interest in our common stock from retail and other individual investors could result in increased volatility in the market price of our common stock, which could have a material adverse impact on the market price of our common stock and your investment.

Retail and other individual investors, which we believe make up a significant segment of our overall stockholder base, may have played a significant role in the market dynamics that have resulted in substantial volatility in the trading volume and market price of our stock, similar to what has been experienced by, for example, the common stock of GameStop Corp., AMC Entertainment Holdings, Inc. and certain other so-called “meme” stocks. At such times, the rapid and substantial increases or decreases in the trading volume or market price of our stock may be unrelated to our operating performance, macroeconomic trends, or industry fundamentals, and substantial increases in the trading volume or value of our stock at such times may obscure the significant risks and uncertainties that we face. This volatility has been attributed, in part, to strong and atypical retail investor interest, which may be expressed on financial trading and other social media sites and online forums.

We have in the past and may in the future experience significant interest in our common stock from such investors, and as a result the trading volume and market price of our common stock has been and may continue to be volatile. There is no guarantee that we will continue to benefit from such retail and individual investor interest, even if our business or financial performance is strong. If investor sentiment changes, this could have a material adverse impact on the market price of our common stock and your investment.

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

Actions that we have taken related to implement our automotive-first strategic initiative may not be successful.

Although we believe that our revised automotive-first strategic plan will allow us to realign our resources and significantly reduce operating expense, we cannot guarantee that the implementation of the revised automotive-first strategic plan will achieve or sustain the anticipated benefits, or that the benefits, even if achieved, will be adequate to meet long-term expectations. As a result of the revised automotive-first strategic plan, we have incurred additional costs in the near term, including cash expenditures for separation payments, employee benefits, and related costs. Additional risks associated with the continuing impact of the revised strategic plan include employee attrition beyond our intended reduction-in-force and adverse effects on employee morale, diversion of management attention, adverse effects to our reputation as an employer (which could make it more difficult for us to hire employees in the future), and potential failure or delays to meet our shift in focus from research and development to commercialization of our automotive products. If we do not realize the expected benefits of our revised strategic plan on a timely basis or at all, our business, results of operations and financial condition could be adversely affected.

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Cybersecurity Risk Management and Strategy

Information technology is important to our business operations and we are committed to protecting the privacy, security, and integrity of our data, as well as our employee, customer, and vendor data. Accordingly, we have established processes, procedures, and controls to identify, manage, assess, and mitigate material risks from cybersecurity threats, as well as identify, contain, and respond to cybersecurity incidents. These processes include, but are not limited to, monitoring and updating of our information technology and infrastructure to prevent, detect, address, and mitigate risks associated with unauthorized access, misuse, computer viruses, and other events that could have a security impact. Additionally, to protect and secure sensitive data, we employ multi-factor authentication, a suite of security tools, systems monitoring and alerting, audit logs, and controls across our major systems, devices, and business processes. We engage with external experts to evaluate and test our cybersecurity risk preparedness. Regular exams and threat and security assessments with these third parties ensure that our cybersecurity strategies align with industry best practices. To manage cybersecurity risks associated with third-party service providers, we impose security requirements upon our suppliers, including maintaining an effective security management program and notifying us in the event of any known or suspected cyber incident. We also conduct company-wide security awareness training periodically to provide employees the opportunity to gain an understanding of the various forms of cybersecurity incidents and enable our employees to handle and report the majority of suspicious activities or threats. We currently maintain a cyber insurance policy that provides coverage for security breaches; however, such insurance may not be sufficient in type or amount to cover us against claims related to security breaches, cyber-attacks, or other related breaches.

As of the date of this Annual Report on Form 10-K, we are not aware of any cybersecurity threats that have materially affected or are reasonably likely to materially affect us, including our business strategy, results of operations, or financial condition. However, despite our efforts, we cannot eliminate all risks from cybersecurity threats, or provide assurances that we have not experienced an undetected cybersecurity incident. For more information about these risks, see the risk factor within Item 1A "Risk Factors" in this Annual Report on Form 10-K, entitled "We, as well as our suppliers and partners, are subject to cybersecurity risks to operational systems, infrastructure, integrated software in our lidar solutions, and the data processed by those solutions, and any material failure, weakness, interruption, cyber event, incident, or breach of security could adversely affect our business by causing a disruption of our operations, a compromise or corruption of our confidential or other business-critical information, and/or damage our business relationships, all of which could negatively impact our business financial condition, and operating results."

Cybersecurity Governance

Cybersecurity risks are among the enterprise risks that our Board of Directors oversees, primarily through delegation to the Audit Committee of the Board. The Audit Committee assists the Board in overseeing our privacy and information policies and reviewing our cybersecurity program. The Audit Committee engages with our management team, including our Director of IT and our Chief Financial Officer, and receives periodic reports on cybersecurity. In addition, management updates the Audit Committee, as necessary, regarding any material cybersecurity incidents, as well as any incidents with lesser impact potential. The Board receives regular updates on the activities of the Audit Committee, including with regard to cybersecurity oversight. These cybersecurity reviews by the Audit Committee or Board of Directors generally occur at least once annually, or more frequently as determined to be necessary.

The day to day operations of our cybersecurity risk management program are overseen by our Director of IT, who reports to our Chief Financial Officer. Our Director of IT has served in this position for 5 years. He has over 38 years of IT experience, including over 10 years of experience in security compliance. Our Director of IT supervises efforts to prevent, detect, mitigate, and remediate cybersecurity risks and incidents through various means, which may include briefings from internal personnel, threat intelligence, alerts, or reports produced by security tools deployed in the IT environment.

Item 2. Properties

Our corporate headquarters is located in Dublin, California, where we lease 56,549 square feet pursuant to a lease that initially expires on December 1, 2026, unless we choose to exercise a five-year renewal option. The Dublin facility contains engineering, R&D, operations, customer support, marketing, and administrative functions. We believe our existing facility is in good condition and suitable for the conduct of our business.

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

Stockholders

As of March 20, 2024, we had approximately 61 holders of record of our common stock and thousands of additional beneficial holders. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

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

Overview

This overview provides a high-level discussion of our operating results and some of the trends that affect our business. We believe that an understanding of these trends is important to understanding our financial results for fiscal year 2023, as well as our future prospects. This summary is not intended to be exhaustive, nor is it intended to be a substitute for the detailed discussion and analysis provided elsewhere in this Annual Report, including our consolidated financial statements and accompanying notes.

All dollar amounts expressed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations are in thousands of dollars, except for per share amounts and unless otherwise specified.

Reverse Stock Split

On December 27, 2023, we effected a 1-for-30 reverse stock split of its issued and outstanding shares of common stock (the "Reverse Stock Split"). Pursuant to the Reverse Stock Split, every thirty (30) shares of issued and outstanding shares of common stock were combined into one (1) share of common stock. We did not issue fractional shares in connection with the Reverse Stock Split. Stockholders who were otherwise entitled to fractional shares of common stock were instead entitled to receive a proportional cash payment. The number of outstanding warrants were also proportionately adjusted.

In connection with the Reverse Stock Split, there was no change to the shares authorized or in the par value per share of $0.0001. Accordingly, unless we indicate otherwise, all historical per share data, number of shares issued and outstanding, stock awards, and other common stock equivalents for the periods presented in this Annual Report on Form 10-K have been adjusted retroactively, where applicable, to reflect the Reverse Stock Split.

Key Factors Affecting AEye’s Operating Results

We believe that our future performance and success depends to a substantial extent on our ability to capitalize on the opportunities described herein, which in turn are subject to significant risks and challenges, including those discussed below and the risk factors described in the section of this Annual Report on Form 10-K entitled “Risk Factors.”

We are subject to those risks common in the technology industry and also those risks common to early stage companies including, but not limited to:

•the possibility of not being able to successfully develop or commercialize our products;
•securing additional capital in a timely manner in order to meet operating cash flow needs; doing so on terms that are favorable to us, or at all, may be challenging given the current capital markets and overall macroeconomic conditions;
•maintain and establish relationships with one or more Tier 1 automotive suppliers to facilitate "design wins" with potential end customers, which in our case are automotive OEMs;
•develop and protect our intellectual property;
•comply with existing and new or modified laws and regulations applicable to our business;
•maintain and enhance the value of our reputation and brand;
•hire, integrate, and retain talented people at all levels of our organization; and
•successfully develop new solutions to enhance the experience of, and deliver value to, our customers.

Market Trends and Uncertainties

We anticipate future demand for our 4SightTM Intelligent Sensing Platform will come from two major markets, Automotive and Industrial. In the near term, we anticipate concentrating on the Automotive market by more effectively leveraging our business model, focusing on advanced driver-assistance systems, or ADAS, autonomous driving, and commercial trucking. In the longer term, we will look for opportunities in the Industrial market, such as in the railway and intelligent transportation systems, or ITS segments, when it becomes cost-effective to do so based on higher volume production in the Automotive market. This provides us with multiple opportunities for sustained growth by enabling new applications and product features across these market segments. However, as our customers continue their R&D projects to commercialize solutions that rely on lidar technology, it is difficult to estimate the timing of ultimate end markets and customer adoption. In the Automotive market for example, which accounted for 70% and 52% of revenue in 2023 and 2022, respectively, our growth and financial performance will be heavily influenced by our ability to successfully integrate into OEM programs that require years of development, testing, and validation. Because of the size and complexity of these OEM programs, having Tier 1 partnerships would provide a substantial competitive advantage over our competitors given their large scale, mass-production capabilities, and existing OEM customer relationships. The decision by our former Tier 1 partner, Continental, to discontinue our joint lidar development program and if we are unable to find a replacement Tier 1 automotive supplier in a timely manner, it could have a material and adverse effect on our business as our business model is predicated on licensing our lidar designs and other intellectual property to automotive Tier 1 suppliers. Our primary focus in the Automotive market is on ADAS for passenger and commercial vehicle autonomy, particularly highway autonomy applications. We believe that growth in that market is driven by both more stringent safety regulations and consumer demand for vehicles offering increased safety, and advanced driver assist features. We will need to anticipate and adapt to any changes in the regulatory environment, as well as changes in consumer demand in order to take advantage of this opportunity.

As is common in early-stage companies with limited operating histories, we are subject to risks and uncertainties such as those described in Part I, Item 1A of this Annual Report on Form 10-K. Since inception, we have incurred net losses and negative cash flows from operations and expect to continue incurring losses until after we reach commercialization. We plan to improve our liquidity position through securing additional financing and finding one or more replacement Tier 1 partners. Should we be unable to do so, we would anticipate further reducing operating expenses and cash outlays. We believe that these plans can be successfully implemented, which would likely result in adequate cash flows to support our ongoing operations for at least one year from the date of this Annual Report on Form 10-K.

Partnerships and Commercialization

Our technology is designed to be a key enabler in certain Automotive and Industrial market applications. Because our technology must be integrated into a broader solution by our customers, it is critical that we achieve design wins with these customers. The time to achieve a design wins varies based on the market and application. We consider design wins to be critical to our future success, although the revenue that may be generated by each design win and the time necessary to achieve such a win can vary significantly, making it difficult to predict our financial performance. In the Industrial market, our strategy has been to sell our lidar solutions to customers utilizing components that are sourced, in part, from the Tier 2 automotive supply chain and assembled by our contract manufacturing partners. In the Automotive market, we will utilize a licensing model with Tier 1 suppliers which is intended to generate a royalty for us and, hence, can be more easily replicated with multiple Tier 1 suppliers. As the Tier 2 automotive supply chain matures, we intend to leverage those suppliers, and the volume created for the Automotive market, to participate in the Industrial market. With that in mind, in the fourth quarter of 2023, we made the decision to wind down our existing product line for the Industrial market and curtail support until we achieve sufficient scale in our automotive products, which we believe represents our largest market opportunity. If we fail to achieve sufficient scale in our automotive products, we may not be in a position to reenter the Industrial market in the time frame we expect, or at all. In addition, as discussed above, the decision by our former Tier 1 partner, Continental, to discontinue our joint lidar development program could have a material and adverse effect on our business.

We believe our revenue and profitability will also be dependent upon our success in licensing our technology to Tier 1 automotive suppliers, such as our previous partner Continental, which represented 70% and 51% of 2023 and 2022 revenue, respectively, that intend to use our technology in volume production of lidar sensors for OEMs. Delays of autonomy programs by OEMs that we are currently or will be working with through our Tier 1 partners could result in us being unable to achieve our revenue and profitability targets in the timeframe we anticipate.

Restructuring

In the first quarter of 2023, we began the implementation of a revised strategic plan which outlines the steps we are taking to focus on key products and critical customer engagements that we believe will generate the best long-term results for our Company and our stakeholders. Our revised strategic plan focuses on realignment of our resources and significant reduction of operating expenses, a part of which included reducing our workforce by approximately one-third prior to the implementation of the revised strategic plan. Most of the workforce reduction went into effect in April 2023.

In October 2023, we implemented the second phase of our automotive-first strategic plan initially announced in May 2023. The second phase of the plan was intended to align our operations with evolving business needs by focusing on our transition from research and development to the commercialization of our automotive products, while winding down our existing industrial product and reducing fixed operating costs.

The winding down of our existing industrial product, combined with an accumulation of other triggering events such as the termination of our partnership with a large Tier 1 automotive supplier, and a current period and history of cash flow losses, indicated that the carrying amount of our long-lived assets may not be recoverable. We performed an impairment review of our long-lived assets as of December 31, 2023 and wrote down our property and equipment and the ROU asset and leasehold improvements related to our headquarters to fair value.

As a result of the implementation of both phases of our revised strategic plan and the impairment review, we recorded restructuring charges of $19,153 in the twelve months ended December 31, 2023 primarily relating to one-time employee termination benefits, inventory and other current asset write-downs, losses on purchase commitments, and impairment and disposal charges on our long-lived assets.

Gross Margin

Our gross margins will depend on numerous factors, including, among others, the selling price of our products, pricing of our development contracts with customers, royalty rates on licenses we grant to our customers, unit volumes, product mix, component costs, personnel costs, contract manufacturing costs, overhead costs, and product features. Our gross margins have in the past and may continue to be negatively impacted by inventory write-downs, as an example. During the third and fourth quarters of 2023, we recorded inventory write-downs of $7,005 relating to the transition to certain higher grade components in our automotive products as well as the winding down of our existing product line for the Industrial market. In the future, we expect to generate attractive gross margins from licensing our lidar technology and software to our Tier 1 partners in the Automotive market. We also anticipate being able to leverage on our foundation in the Automotive market to move to other markets.

To date, our revenue has been generated through development contracts with OEMs and Tier 1 suppliers, as well as unit sales of our products to Industrial customers. These development contracts primarily focus on customization of our proprietary 4SightTM product capabilities to our customers’ applications, typically involving software implementation to assist with sensor connection and control, customization of scan patterns, and enhancement of particular perception capabilities to meet specific customer needs. In general, development contracts that require more complex configurations have higher prices. We expect development contracts to remain a significant part of our business in the near-term, but represent a smaller share of our total revenue over time, as we increase our focus on technology licensing in the Automotive market and over time leverage the economies of scale we achieve to move into other markets.

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

We believe our financial performance is significantly dependent on our ability to maintain a technology leadership position. This is further dependent on the investments we make in research and development and our ability to commercialize our products. We believe price is becoming a critical differentiator in the marketplace and OEMs are favoring companies that have the infrastructure to build lower cost products at higher volumes. It is essential that we continually identify and respond to rapidly evolving customer requirements, develop and introduce innovative new products, enhance and service existing products, lower BOM costs, industrialize, and generate strong market demand for our products. If we fail to do this, our market position and revenue may be adversely affected, and our investments in that area will not be recovered.

Basis of Presentation

We currently conduct our business through one operating segment.

Components of Results of Operations

Total Revenues

We categorize our revenue as (1) prototype sales and (2) development contracts. In 2023 and 2022, our prototype sales revenue primarily related to unit sales of our 4Sight product. Revenue from prototype sales is typically recognized at a point in time when the control of goods is transferred to the customer, generally upon delivery or shipment to the customer.

Development contracts represented the majority of our total revenues in 2023 and 2022. Revenue from development and/or collaboration arrangement contracts are earned from R&D activities and collaboration with OEMs and Tier 1 suppliers. These contracts primarily focus on customization of our proprietary 4Sight capabilities to our customers’ applications, typically involving software implementation to assist with sensor connection and control, customization of scan patterns, and enhancement of perception capabilities to meet specific customer needs. Revenue from development contracts is recognized when we satisfy performance obligations in the contract, which can result in recognition at either a point in time or over time. This assessment is made at the outset of the arrangement for each performance obligation.

We expect our 2024 revenues related to prototype sales and development contracts to remain flat or marginally higher than in 2023.

Cost of Revenue

Cost of revenue includes the costs directly associated with the production of prototypes and certain costs associated with development contracts. Such costs for prototypes include direct materials, direct labor, indirect labor, inventory write downs, losses on purchase commitments, warranty expense, and allocation of overhead. Costs associated with development contracts include the direct costs and allocation of overhead costs involved in the execution of the contracts. We expect our 2024 costs of revenue to fluctuate in line with 2024 revenues.

Operating Expenses

Research and Development

Our research and development, or R&D, efforts are focused primarily on hardware, software, and system engineering related to the design and development of our advanced lidar solutions. R&D expenses include:

•personnel-related expenses, including salaries, benefits, bonuses, one-time termination benefits, and stock-based compensation expense;
•third-party engineering and contractor costs;
•lab equipment;
•engineering parts and test units;
•new hardware and software expenses; and
•allocated overhead expenses.

R&D costs are expensed as they are incurred. We expect our investment in R&D to be reduced as a result of our revised strategic plan, with a reduced workforce and consolidated global footprint. We also plan to execute more focused spending with vendors in critical areas that support our strategy and product development, in line with our revised strategic plan and manage costs more efficiently.

Sales and Marketing

Our sales and marketing, or S&M, efforts are focused primarily on sales, business development, and marketing programs in pursuit of revenue contracts from potential and existing customers. S&M expenses include:

•personnel-related expenses, including salaries, benefits, bonuses, one time termination benefits, and stock-based compensation expense;
•demonstration equipment;
•trade shows expenses, advertising, and promotions expenses for press releases and other public relations services; and

•allocated overhead expenses.

We expect our S&M expenses to be significantly reduced as a result of our revised strategic plan to focus on the commercialization of our automotive products. Through our capital light business, we are able to significantly reduce our workforce and consolidate our global footprint as we expect to leverage our Tier 1 partners to commercialize our products and manage relationships with the OEMs.

General and Administrative

Our general and administrative, or G&A, spending supports all business functions. G&A expenses include:

•personnel-related costs, including salaries, benefits, bonuses, one-time termination benefits, and stock-based compensation expense for executive, finance, legal, operations, human resources, technical support, and other administrative personnel;
•consulting, accounting, audit, legal, and other professional fees;
•insurance premiums, software and computer equipment costs, general office expenses; and
•allocated overhead expenses.

We expect our G&A expenses to be reduced as a result of our revised strategic plan with reduced workforce and consolidated global footprint. We also plan to manage spending with vendors more effectively to support our revised strategic plan to manage costs.

Change in Fair Value of Convertible Note and Warrant Liabilities

Changes in fair value of the 2022 Note and warrant liabilities are the result of the change in fair value at each reporting date. The 2022 Note and warrant liabilities are recorded at fair value for each reporting period, and the changes in fair value are reported within other income (expense), net during the period. We also elected to record interest expense on the 2022 Note as changes in fair value.

Interest Income, Interest Expense and Other

Interest income and other consists primarily of interest earned on our cash, cash equivalents, and marketable securities. These amounts will vary based on our cash and cash equivalents balances and market rates. Interest income and other also includes gains on sale of property and equipment. Interest expense and other consists primarily of convertible note issuance costs, and amortization of premiums and accretion of discounts on marketable securities, net.

Results of Operations

Comparison of the Years Ended December 31, 2023 and 2022

The results of operations presented below should be reviewed in conjunction with the consolidated financial statements and notes included elsewhere in this report. The following table sets forth our consolidated results of operations data for the years ended December 31, 2023 and 2022 (in thousands, except for percentages):

	Year ended December 31,		Change	Change
	2023	2022	$	%
Prototype sales	$477	$1,743	$(1,266)	(73)%
Development contracts	987	1,904	(917)	(48)%
Total revenue	1,464	3,647	(2,183)	(60)%
Cost of revenue	15,319	8,732	6,587	75%
Gross loss	(13,855)	(5,085)	(8,770)	172%
Research and development	26,171	37,644	(11,473)	(30)%
Sales and marketing	12,528	19,317	(6,789)	(35)%
General and administrative	25,234	36,762	(11,528)	(31)%
Impairment of long-lived assets	9,988	—	9,988	100%
Total operating expenses	73,921	93,723	(19,802)	(21)%
Loss from operations	(87,776)	(98,808)	11,032	(11)%
Change in fair value of convertible note and warrant liabilities	(858)	(14)	(844)	6,029%
Interest income and other	1,317	1,545	(228)	(15)%
Interest expense and other	248	(1,379)	1,627	(118)%
Total other income (expense), net	707	152	555	365%
Provision for income tax expense	57	58	(1)	(2)%
Net loss	$(87,126)	$(98,714)	$11,588	(12)%

Revenue

Prototype Sales

Prototype sales decreased by $1,266, or 73%, to $477 for the year ended December 31, 2023 from $1,743 for the year ended December 31, 2022. This was primarily due to a decrease in units sold of our 4Sight™-based industrial product due to bid delays from various customers and our focus on key automotive milestones.

Development Contracts

Development contracts decreased by $917, or 48%, to $987 for the year ended December 31, 2023, from $1,904 for the year ended December 31, 2022. The decrease was primarily due to less revenue recognized in the current year from a Tier 1 automotive supplier contract as we fulfilled our obligations in the fourth quarter of 2023.

Cost of Revenue

Cost of revenue increased by $6,587, or 75%, to $15,319 for the year ended December 31, 2023, from $8,732 for the year ended December 31, 2022. This increase was primarily due to non-routine inventory write-downs associated with transitioning to certain higher-grade components in our automotive products in the third quarter of 2023 as well as the implementation of the second phase of our revised strategic plan in the fourth quarter of 2023 which focuses on the commercialization of our automotive product and the winding down of our existing industrial product. This increase was partially offset by decreased costs recognized in the current year relating to a Tier 1 automotive supplier contract as the we fulfilled our obligations in the fourth quarter of 2023.

Operating Expenses

Research and Development

Research and development expenses decreased by $11,473, or 30%, to $26,171 for the year ended December 31, 2023, from $37,644 for the year ended December 31, 2022. This decrease was primarily driven by the implementation of our revised strategic plan, with decreases in third party research and development work of $4,459, personnel costs of $2,974, engineering parts and lab equipment expense of $2,419, information technology and facilities expense of $707, stock-based compensation expense of $379, and travel and entertainment expense of $292.

Sales and Marketing

Total sales and marketing expenses decreased by $6,789, or 35%, to $12,528 for the year ended December 31, 2023, from $19,317 for the year ended December 31, 2022. This decrease was primarily driven by the implementation of our revised strategic plan, with decreases in personnel costs of $2,250, stock-based compensation of $1,703, marketing and consultant spend of $1,507, travel and entertainment expense of $721, and information technology and facilities expense of $550.

General and Administrative

Total general and administrative expenses decreased by $11,528, or 31%, to $25,234 for the year ended December 31, 2023, from $36,762 for the year ended December 31, 2022. This decrease was primarily driven by the implementation of our revised strategic plan, with decreases in stock-based compensation of $3,811, accounting, legal, and consulting fees of $3,419, personnel costs of $2,114, insurance, tax, and license expense of $1,952, travel and entertainment expense of $571, and stock-related expenses of $236.

Impairment of Long-Lived Assets

Impairment of long-lived assets increased to $9,988 for the year ended December 31, 2023, from $0 for the year ended December 31, 2022 primarily as a result of the non-cash impairment of property and equipment and right-of-use assets. In the fourth quarter of 2023 we determined that an accumulation of triggering events, including the winding down of our existing industrial product as a result of the implementation of our automotive-first strategic plan to focus on commercialization of our automotive product, the termination of our partnership with a large Tier 1 automotive supplier, and a current period and history of cash flow losses, required an impairment review of our long-lived assets, resulting in our long-lived assets being written down to their fair values.

Change in Fair Value of Convertible Note and Warrant Liabilities

Change in fair value of convertible note and warrant liabilities decreased by $844, or 6,029%, to a loss of $858 for the year ended December 31, 2023, from a loss of $14 for the year ended December 31, 2022. This decrease was primarily due to changes in fair value of the 2022 Note between the periods partially offset by a favorable change in fair value on warrant liabilities.

Interest Income and Other

Interest income and other decreased by $228, or 15%, to $1,317 for the year ended December 31, 2023, from $1,545 for the year ended December 31, 2022. This decrease was primarily due to less interest earned on our marketable securities in the current period.

Interest Expense and Other

Interest expense and other decreased by $1,627, or 118%, to a gain of $248 for the year ended December 31, 2023, from a loss of $1,379 for the year ended December 31, 2022. This decrease was primarily due to a favorable increase in accretion of discounts on marketable securities, resulting in a net decrease within amortization of premiums and accretion of discounts on marketable securities, net, of $1,252, and decreased debt issuance costs of $474.

Provision for Income Tax Expense

Provision for income tax expenses decreased to $57 for the year ended December 31, 2023, from $58 for the year ended December 31, 2022. This change is due to changes in pretax income (loss) in the U.S. and certain foreign entities and changes in tax rates.

Net Loss

Net loss decreased by $11,588, or 12%, to $87,126 for the year ended December 31, 2023, from $98,714 for the year ended December 31, 2022. This decrease was primarily due to decreases in operating expenses following restructuring and cost reduction efforts as announced during 2023 partially offset by increases in cost of revenues due to write-downs of inventory and losses on purchase commitments as well as impairment of long-lived assets.

Liquidity and Capital Resources

Sources of Liquidity

Our capital requirements will depend on many factors, including, but not exclusively, sales volume and timing of revenue, our efforts to find a replacement Tier 1 automotive supplier and the timing of an OEM design win, our ability to extend our cash runway based on the restructuring initiatives announced this year, the timing and extent of spending to support R&D efforts, how quickly we can commercialize our products, and market adoption of new and enhanced products and features. As of December 31, 2023, our cash, cash equivalents, and marketable securities totaled $36,523. For the years ended December 31, 2023 and 2022, we had a net loss of $87,126 and $98,714, respectively. We anticipate that we will continue to incur losses for at least the next several years.

To date, our principal sources of liquidity have been proceeds received from the issuance of equity. In December 2021, we entered into a Common Stock Purchase Agreement, or CSPA, with Tumim Stone Capital LLC, or Tumim Stone, pursuant to which we have the right, but not the obligation, to issue and sell to Tumim Stone over a 36-month period up to $125,000 of our common stock. On May 6, 2022, we filed a Registration Statement on Form S-1, which related to the offer and resale of up to 1,028,847 shares of our common stock to be purchased by Tumim Stone, pursuant to the CSPA. As of December 31, 2023, 67,754 shares have been issued under this CSPA. In September 2022, we entered into a Securities Purchase Agreement, or SPA, with an investor allowing for the sale and issuance of two convertible notes, each with cash proceeds of $10,000, for a total of $20,000 in proceeds between the two issuances (each, a "Note Closing"). On September 15, 2022, we closed the first Note Closing with the investor and received cash proceeds of $9,850 (net of fees paid to the investor). On September 26, 2023, the U.S. Securities and Exchange Commission declared our registration statement on Form S-3 to be effective (the "Shelf Registration"). The Shelf Registration may be used by us to raise up to $200,000 through one or more offerings of our securities over a period of three years. Although we have not yet utilized the Shelf Registration to offer securities, we intend to do so when market conditions are appropriate and to support continued execution on our key automotive milestones. Until we can generate sufficient revenue from the sale of our products to cover operating expenses, working capital, and capital expenditures, we expect the funds raised in the business combination with CF Finance Acquisition Corp. III and PIPE financing, as well as any future funds from the CSPA, SPA, the Shelf Registration, and other potential sources of capital, to fund our near-term cash needs.

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

Accounting Standards Codification, or ASC, Subtopic 205-40, Presentation of Financial Statements - Going Concern, requires us to assess our ability to meet our future financial obligations as they become due within one year after the date that the financial statements are issued. Despite the recent restructuring initiatives, we expect that our expenses will continue to exceed our operating income and, as a result, we may need additional capital resources to fund our operations. We believe that the net proceeds from the business combination with CF Finance Acquisition Corp. III and PIPE financing,, CSPA, SPA, and Shelf Registration, together with our existing cash, cash equivalents, and marketable securities and implementation of our plans should we not be able to secure additional financing in 2024 will sufficiently alleviate the risk of substantial doubt about our ability to continue as a going concern and will enable us to fund our operating expenses, working capital, and capital expenditure requirements for a period of at least twelve months from the date of this Annual Report on Form 10-K. For additional discussion of our plans, see Note 1 in the Notes to the Consolidated Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K. If our cash needs are greater than we anticipate, we may be required to reduce our operating expenses even further or raise additional capital sooner. Reducing our operating expenses could be very challenging for us, since we have already undertaken significant operating expense reductions; further reductions could adversely impact our business operations. Given the current macroeconomic environment, OEMs appear to be more cautious about their capital spending and investments into new technologies and as a result we have seen the timelines delayed for certain opportunities which may negatively impact the time for us to reach positive cash flows from operations. Our plans for the use of cash in the long-term (beyond twelve months from this Annual Report) are primarily related to funding operating expenses to support the commercialization of our products. For additional information regarding our cash requirements from lease obligations and contractual obligations, see Notes 6 and 20 in the Notes to the Consolidated Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K.

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

Cash Flow Summary

	Twelve months ended December 31,
	2023	2022
	(in thousands)
Net cash provided by (used in):
Operating activities	$(50,725)	$(71,649)
Investing activities	$55,351	$68,463
Financing activities	$(6,758)	$8,067

Operating Activities

For the year ended December 31, 2023, net cash used in operating activities was $50,725. Factors affecting our operating cash flows during this period were net loss of $87,126, offset by stock-based compensation of $18,071,impairment of long-lived assets of $9,988, inventory write-downs of $7,712, depreciation and amortization of $1,547, noncash lease expense of $1,406, loss on advances to suppliers of $1,385, and change in fair value of convertible note and warrant liabilities of $858. Within operating activities, the net changes in operating assets and liabilities were cash used of $4,460, primarily driven by increases in inventories of $2,459, and decreases in accrued expenses and other current liabilities, and operating lease liabilities of $3,135 and $1,528, respectively. Cash used was offset by cash provided by decreases in prepaid and other current assets, accounts receivable, and other noncurrent assets of $2,279, $451 and $284, respectively, and an increase in accounts payable of $252.

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

Investing Activities

For the year ended December 31, 2023, net cash provided by investing activities was $55,351. The primary factors affecting net cash provided by investing activities during this period were proceeds from redemptions and maturities of marketable securities of $76,350, partially offset by the purchases of marketable securities of $19,331 and purchases of property and equipment of $1,951.

For the year ended December 31, 2022, net cash provided by investing activities was $68,463. The primary factors affecting net cash provided by investing activities during this period were proceeds from redemptions and maturities of marketable securities of $96,592, offset by the purchases of available-for-sale debt securities of $23,929 and property and equipment purchases of $4,200.

Financing Activities

For the year ended December 31, 2023, net cash used in financing activities was $6,758. The primary factors affecting our financing cash flows during this period were payments for convertible note redemptions of $6,235 and payments for taxes related to net settlement of equity awards of $1,445, partially offset by proceeds from the exercise of stock options and from issuance of common stock through the Employee Stock Purchase Plan of $455 and $334, respectively.

For the year ended December 31, 2022, net cash provided by financing activities was $8,067. The primary factors affecting our financing cash flows during this period were the net proceeds from the issuance of convertible notes of $9,850, proceeds from issuance of common stock under the CSPA of $2,891, and proceeds from the exercise of stock options of $1,174, offset by taxes paid related to the net share settlement of equity awards of $4,621 and payments for convertible note redemptions of $874.

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

The application of various accounting principles related to the measurement and recognition of revenue requires us to make judgments and estimates. Specifically, complex development arrangements with nonstandard terms and conditions may require relevant contract interpretation to determine the appropriate accounting treatment, including whether the promised goods and services specified in a multiple element arrangement are capable of being distinct and accounted for as separate performance obligations. Determining whether products or services are considered distinct performance obligations that should be accounted for separately versus together may sometimes require significant judgment. When a contract involves multiple performance obligations, we account for individual products and services separately if the customer can benefit from the product or service on its own or with other resources that are readily available to the customer and the product or service is separately identifiable from other promises in the arrangement. For multiple element arrangements, the transaction price is allocated to each performance obligation using the relative stand-alone selling price, or SSP. Judgment is required to determine SSP for each distinct performance obligation. We use a range of amounts to estimate SSP when products and services are sold separately. In instances where SSP is not directly observable, we determine SSP using information that may include other observable inputs, or use a residual approach to estimate the SSP for performance obligations where SSP is highly variable or uncertain. Changes in judgments with respect to these assumptions and estimates could impact the timing or amount of revenue recognition.

Impairment of long-lived assets

We evaluate the recoverability of our long-lived assets with finite useful lives for impairment when events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. Such triggering events or changes in circumstances may include: a significant decrease in the market price of a long-lived asset, a significant adverse change in the extent or manner in which a long-lived asset is being used, a significant adverse change in legal factors or in the business climate, the impact of competition or other factors that could affect the value of a long-lived asset, a significant adverse deterioration in the amount of revenue or cash flows we expect to generate from an asset group, an accumulation of costs significantly in excess of the amount originally expected for the acquisition or development of a long-lived asset, current or future operating or cash flow losses that demonstrate continuing losses associated with the use of a long-lived asset, or a current expectation that, more likely than not, a long-lived asset will be sold or otherwise disposed of significantly before the end of its previously estimated useful life. When a triggering event occurs, a test for recoverability is performed, comparing projected undiscounted cash flows to the carrying value of the asset group. We perform testing at the asset group level that represents the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. If the test for recoverability identifies a possible impairment, the asset group's fair value is measured and impairment expense is recognized equal to the excess of the asset group's carrying value over its fair value. When an impairment loss is recognized for assets to be held and used, the adjusted carrying amounts are depreciated over their remaining useful life.

We determined that an accumulation of triggering events that occurred in the fourth quarter of 2023, including the winding down of our existing industrial product as a result of the implementation of our automotive-first strategic plan to focus on commercialization of our automotive product, the termination of our partnership with a large Tier 1 automotive supplier, and a current period and history of cash flow losses, required an impairment review of our long-lived assets. A test of recoverability was performed which identified a possible impairment as the asset group's carrying value exceeded projected undiscounted cash flows. These assets were written down to their fair values based on an independent third-party valuation of these long-lived assets based on each asset's highest and best use. The fair value of our proprietary property and equipment was based upon estimated salvage value, which was determined to be zero. The fair value of our non-proprietary property and equipment was based upon estimated orderly liquidation value. The fair value of our leased headquarters and associated leasehold improvements were based on a value-in-use approach.

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

We are an “emerging growth company” as defined in Section 2(a) of the Securities Act, and we have elected to take advantage of the benefits of the extended transition period for new or revised financial accounting standards. We will remain an emerging growth company until the earliest of (i) the last day of the fiscal year in which the market value of common stock that is held by non-affiliates exceeds $700 million as of the end of that year’s second fiscal quarter, (ii) the last day of the fiscal year in which we have total annual gross revenue of $1.07 billion or more during such fiscal year (as indexed for inflation), (iii) the date on which we have issued more than $1.0 billion in non-convertible debt in the prior three-year period, or (iv) December 31, 2025. We expect to continue to take advantage of the benefits of the extended transition period, although we may decide to adopt such new or revised accounting standards early to the extent permitted by such standards. This may make it difficult or impossible to compare our financial results with the financial results of another public company that is either not an emerging growth company or is an emerging growth company that has chosen not to take advantage of the extended transition period exemptions because of the potential differences in accounting standards used.

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

Interest Rate Risk

As of December 31, 2023, we had cash, cash equivalents, and marketable securities of $36,523, which consisted primarily of deposits in our bank accounts, money market funds, and marketable securities. Such interest-earning instruments carry a degree of interest rate risk. Our 2022 Convertible Note bore a fixed interest rate, and therefore was not subject to interest rate risk. Our investment policy is focused on the preservation of capital and supporting our liquidity needs. We invest in highly rated securities, while limiting the amount of credit exposure to any one issuer other than the U.S. government. A hypothetical 10% change in interest rates would not have a material impact on our financial condition or results of operations due to the short-term nature of our cash, cash equivalents and marketable securities.

Credit Risk

Our concentration of credit risk is determined by evaluating each customer and each vendor that accounts for more than 10% of our accounts receivable and accounts payable, respectively. As of December 31, 2023, there were four customers each accounting for 10% or more of our accounts receivable and one vendor accounting for 10% or more of our accounts payable.

We perform credit evaluations as needed and generally do not require collateral for our customers. We analyze accounts receivable, historical percentages of uncollectible accounts, and changes in payment history when evaluating the adequacy of the allowance for doubtful accounts for potential credit losses on customers’ accounts. For the twelve months ended December 31, 2023 and 2022, we did not have any write-offs and recorded a $35 and $0 provision for expected credit losses, respectively.

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

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of AEye, Inc. and subsidiaries (the "Company") as of December 31, 2023, and 2022, the related consolidated statements of operations and comprehensive loss, stockholders’ equity (deficit), and cash flows for each of the two years in the period ended December 31, 2023, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023, and 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ DELOITTE & TOUCHE LLP

San Francisco, California

March 26, 2024

We have served as the Company’s auditor since 2018.

AEYE, INC. CONSOLIDATED BALANCE SHEETS (In thousands, except share and par value)
	As of December 31,
	2023	2022
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$16,932	$19,064
Marketable securities	19,591	75,135
Accounts receivable, net	131	617
Inventories, net	583	4,553
Prepaid and other current assets	2,517	6,181
Total current assets	39,754	105,550
Right-of-use assets	11,226	15,502
Property and equipment, net	281	7,665
Restricted cash	2,150	2,150
Other noncurrent assets	906	2,473
Total assets	$54,317	$133,340

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$3,442	$3,218
Accrued expenses and other current liabilities	6,585	9,764
Contract liabilities	—	987
Convertible notes	—	8,594
Total current liabilities	10,027	22,563
Operating lease liabilities, noncurrent	14,858	16,681
Other noncurrent liabilities	409	126
Total liabilities	25,294	39,370
COMMITMENTS AND CONTINGENCIES (Note 20)
STOCKHOLDERS’ EQUITY:
Preferred stock—$0.0001 par value: 1,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock—$0.0001 par value: 600,000,000 shares authorized; 6,310,090 and 5,436,637 shares issued and outstanding at December 31, 2023 and 2022	1	1
Additional paid-in capital	366,647	345,757
Accumulated other comprehensive income (loss)	10	(1,279)
Accumulated deficit	(337,635)	(250,509)
Total stockholders’ equity	29,023	93,970
Total liabilities and stockholders’ equity	$54,317	$133,340
The accompanying notes are an integral part of these consolidated financial statements.

AEYE, INC. CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (In thousands, except share and per share data)
	Twelve Months Ended December 31,
	2023	2022
REVENUE:
Prototype sales	$477	$1,743
Development contracts	987	1,904
Total revenue	1,464	3,647
Cost of revenue	15,319	8,732
Gross loss	(13,855)	(5,085)
OPERATING EXPENSES:
Research and development	26,171	37,644
Sales and marketing	12,528	19,317
General and administrative	25,234	36,762
Impairment of long-lived assets	9,988	—
Total operating expenses	73,921	93,723
LOSS FROM OPERATIONS	(87,776)	(98,808)
OTHER INCOME (EXPENSE):
Change in fair value of convertible note and warrant liabilities	(858)	(14)
Interest income and other	1,317	1,545
Interest expense and other	248	(1,379)
Total other income (expense), net	707	152
Provision for income tax expense	57	58
Net loss	$(87,126)	$(98,714)
Change in net unrealized gain (loss) on available-for-sale securities, net of tax	1,264	(940)
Change in fair value due to instrument-specific credit risk, net of tax	(21)	(25)
Net losses reclassified into income during the period, net of tax	46	77
Comprehensive loss	$(85,837)	$(99,602)
PER SHARE DATA
Net loss per common share (basic and diluted)	$(14.95)	$(18.82)
Weighted average common shares outstanding (basic and diluted)	5,827,721	5,245,624

The accompanying notes are an integral part of these consolidated financial statements.

AEYE, INC. CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) (In thousands, except share data)
	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
BALANCE—December 31, 2022	—	$—	5,436,637	$1	$345,757	$(1,279)	$(250,509)	$93,970
Stock-based compensation	—	—	—	—	18,071	—	—	18,071
Issuance of common stock upon exercise of stock options	—	—	81,814	—	455	—	—	455
Issuance of common stock upon vesting of restricted stock units	—	—	330,661	—	—	—	—	—
Taxes related to net share settlement of equity awards	—	—	(125,825)	—	(1,441)	—	—	(1,441)
Issuance of common stock under the Common Stock Purchase Agreement	—	—	19,500	—	136	—	—	136
Stock issuance costs related to the Common Stock Purchase Agreement	—	—	—	—	(3)	—	—	(3)
Issuance of common stock through the Employee Stock Purchase Plan	—	—	64,773	—	334	—	—	334
Conversions of convertible note into common stock	—	—	502,530	—	3,338	—	—	3,338
Other comprehensive income, net of tax	—	—	—	—	—	1,289	—	1,289
Net loss	—	—	—	—	—	—	(87,126)	(87,126)
BALANCE—December 31, 2023	—	$—	6,310,090	$1	$366,647	$10	$(337,635)	$29,023

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
BALANCE—December 31, 2021	—	$—	5,171,241	$1	$320,952	$(391)	$(151,795)	$168,767
Stock based compensation	—	—	—	—	23,959	—	—	23,959
Issuance of common stock upon exercise of stock options	—	—	107,332	—	1,174	—	—	1,174
Issuance of common stock upon vesting of restricted stock units	—	—	130,268	—	—	—	—	—
Taxes related to net share settlement of equity awards	—	—	(44,694)	—	(3,790)	—	—	(3,790)
Issuance of common stock under the Common Stock Purchase Agreement	—	—	38,167	—	2,891	—	—	2,891
Transaction costs related to the Common Stock Purchase Agreement	—	—	—	—	(29)	—	—	(29)
Issuance of common stock upon exercise of public warrants	—	—	—	—	—	—	—	—
Conversions of convertible note into common stock	—	—	34,323	—	600	—	—	600
Other comprehensive loss, net of tax	—	—	—	—	—	(888)	—	(888)
Net loss	—	—	—	—	—	—	(98,714)	(98,714)
BALANCE—December 31, 2022	—	$—	5,436,637	$1	$345,757	$(1,279)	$(250,509)	$93,970

The accompanying notes are an integral part of these consolidated financial statements.

AEYE, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands)
	Twelve months ended December 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(87,126)	$(98,714)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,547	1,422
Loss on sale of property and equipment, net	59	—
Noncash lease expense relating to operating lease right-of-use assets	1,406	1,338
Impairment of long-lived assets	9,988	—
Gain from early termination of right-of-use assets	(35)	—
Inventory write-downs, net of scrapped inventory	7,712	675
Loss on advances to suppliers	1,385	—
Change in fair value of convertible note and warrant liabilities	858	14
Realized loss on instrument-specific credit risk	46	—
Stock-based compensation	18,071	23,959
Convertible note issuance costs	—	474
Realized loss on redemption of marketable securities	—	77
Amortization of premiums and accretion of discounts on marketable securities, net of change in accrued interest	(211)	1,086
Expected credit losses	35	—
Changes in operating assets and liabilities:
Accounts receivable, net	451	3,605
Inventories, current and noncurrent, net	(2,459)	(2,634)
Prepaid and other current assets	2,279	(1,130)
Other noncurrent assets	284	527
Accounts payable	252	839
Accrued expenses and other current liabilities	(3,135)	85
Operating lease liabilities	(1,528)	(1,341)
Contract liabilities	(987)	(1,931)
Other noncurrent liabilities	383	—
Net cash used in operating activities	(50,725)	(71,649)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(1,951)	(4,200)
Proceeds from sale of property and equipment	283	—
Proceeds from redemptions and maturities of marketable securities	76,350	96,592
Purchases of marketable securities	(19,331)	(23,929)
Net cash provided by investing activities	55,351	68,463
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	455	1,174
Proceeds from the issuance of convertible notes	—	9,850
Payments for convertible note redemptions	(6,235)	(874)
Payment of 2022 convertible note issuance costs	—	(324)
Taxes paid related to the net share settlement of equity awards	(1,445)	(4,621)
Proceeds from issuance of common stock under the Common Stock Purchase Agreement	136	2,891
Stock issuance costs related to the Common Stock Purchase Agreement	(3)	(29)
Proceeds from issuance of common stock through the Employee Stock Purchase Plan	334	—
Net cash (used in) provided by financing activities	(6,758)	8,067
NET (DECREASE) INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(2,132)	4,881
CASH, CASH EQUIVALENTS AND RESTRICTED CASH—Beginning of period	21,214	16,333
CASH, CASH EQUIVALENTS AND RESTRICTED CASH—End of period	$19,082	$21,214
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$115	$133
Cash paid for income taxes	16	20
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Purchases of property and equipment included in accounts payable and accrued liabilities	—	28
Operating lease right-of-use assets obtained in exchange for lease obligations upon adoption of ASC 842	—	16,284
Operating lease liabilities extinguished upon early lease termination	335	—
Operating lease right-of-use assets obtained in exchange for lease obligation	—	556
Conversion of convertible notes and accrued interest into Class A common stock	3,338	600
Taxes related to net share settlement of equity awards included in accrued liabilities	—	4

The accompanying notes are an integral part of these consolidated financial statements.

AEYE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data or otherwise stated)

1.ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

AEye, Inc. (the “Company” or “AEye”) is a provider of high-performance, active lidar systems for vehicle autonomy, advanced driver-assistance systems (ADAS), and smart industrial applications. AEye’s software-definable 4SightTM Intelligent Sensing Platform combines solid-state active lidar and integrated deterministic artificial intelligence to capture more intelligent information with less data, enabling faster, more accurate, and more reliable perception of the surroundings.

AEye, Inc., formerly known as CF Finance Acquisition Corp. III, (“CF III”) was originally incorporated in Delaware on March 15, 2016 under the name CF SPAC Re Inc. On February 17, 2021, AEye Technologies, Inc., then known as AEye, Inc., entered into an Agreement and Plan of Merger with CF III. Based on CF III’s business activities, it was a “shell company” as defined under the Securities Exchange Act of 1934, as amended. On August 16, 2021, the business combination contemplated by the Agreement and Plan of Merger was closed and CF III changed its name to AEye, Inc.

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

The Company has funded its operations primarily through the business combination and issuances of stock. As of December 31, 2023, the Company’s existing sources of liquidity included cash, cash equivalents and marketable securities of $36,523.

ASC 205-40, Presentation of Financial Statements - Going Concern, requires management to assess an entity’s ability to continue as a going concern within one year of the date the financial statements are issued. In each reporting period, including interim periods, an entity is required to assess conditions known and reasonably knowable as of the financial statement issuance date to determine whether it is probable an entity will not meet its financial obligations within one year from the financial statement issuance date.

As is common in early-stage companies with limited operating histories, the Company is subject to risks and uncertainties such as its ability to develop and commercialize its products; produce and deliver lidar and software products meeting acceptable performance metrics; attract new and retain existing customers; develop, obtain, or progress strategic partnerships; secure an automotive OEM design win; secure additional capital to support the business plan; and other risks and uncertainties such as those described in Part I, Item 1A of this Annual Report on Form 10-K.

Since its inception, the Company has incurred net losses and negative cash flows from operations. As of December 31, 2023, the Company had an accumulated deficit of $337,635. For the twelve months ended December 31, 2023 and 2022, the Company incurred a net loss of $87,126 and $98,714, respectively, and the Company had net cash outflows from operating activities of $50,725 and $71,649, respectively. As of December 31, 2023, the Company had $36,523 of cash and marketable securities. As the Company is still in its early stages, it is expected to incur additional operating losses and negative cash flows as it continues to focus on achieving commercialization of its lidar solutions.

When conditions and events, in the aggregate, impact an entity’s ability to continue as a going concern, management evaluates the mitigating effect of its plans to determine if it is probable that the plans will be effectively implemented, and, when implemented, the plans will mitigate the relevant conditions or events.

The decision by the Company's Tier 1 partner, Continental, to discontinue its joint lidar development program, may have a material and adverse effect on the Company's business, which is predicated on licensing its lidar designs and other intellectual property to Tier 1 partners. The Company has a plan to improve its results and liquidity through securing additional financing and finding a replacement Tier 1 partner. Should the Company not be able to do so, the Company has plans which would further reduce operating expenses and cash outlays. The Company believes that these plans alleviate substantial doubt about the Company's ability to continue as a going concern, which will result in adequate cash flows to support its ongoing operations for at least one year following the date these financial statements are issued.

Based upon the results of Management’s assessment, which has been performed as of March 26, 2024, these consolidated financial statements have been prepared on a going concern basis.

Reverse Stock Split

On December 27, 2023, the Company effected a 1-for-30 reverse stock split of its issued and outstanding shares of common stock (the "Reverse Stock Split"). Pursuant to the Reverse Stock Split, every thirty (30) shares of issued and outstanding shares of common stock were combined into one (1) share of common stock. The Company did not issue fractional shares in connection with the Reverse Stock Split. Stockholders who were otherwise entitled to fractional shares of common stock were instead entitled to receive a proportional cash payment. The number of shares of common stock issuable under our equity incentive plans and exercisable under the outstanding warrants were also proportionately adjusted.

In connection with the Reverse Stock Split, there was no change to the shares authorized or in the par value per share of common stock of $0.0001. Accordingly, all historical per share data, number of shares issued and outstanding, stock awards, and other common stock equivalents for the periods presented in the accompanying consolidated financial statements and notes thereto have been adjusted retroactively, where applicable, to reflect the Reverse Stock Split.

Reclassification of Prior Year Presentation

Certain prior year amounts have been reclassified for consistency with the current year presentation. Accrued severance has been broken out from Accrued payroll within Footnote 9, Accrued expenses and other current liabilities.

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

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant items subject to such estimates and assumptions include impairment of long-lived assets, write-downs of inventory to the lower of cost or net realizable value, investments, fair value of the 2022 convertible note, embedded derivative and warrant liabilities, and stock-based compensation.

Segment Reporting

The Company manages its business on the basis of one reportable and operating segment. Operating segments are defined as components of an enterprise with separate financial information, and are evaluated regularly by the chief operating decision maker, which is the Company's Chief Executive Officer (“CEO”). The CEO decides how to allocate resources and assesses the Company’s performance based upon consolidated financial information. All of the Company's sales were made to customers in USD located in the U.S., Europe, and Asia-Pacific through AEye, Inc. All of the Company's $281 of net property and equipment as of December 31, 2023 is located in the United States.

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

Marketable securities have been classified as available-for-sale and are carried at estimated fair value as determined based upon quoted market prices or pricing models for similar securities. Unrealized gains and losses in fair value of the available-for-sale (“AFS”) debt securities are reported in other comprehensive income (loss). When the AFS debt securities are sold, cost is based on the specific identification method, and the realized gains and losses are included in other income (expense), net in the consolidated statements of operations and comprehensive loss. The Company determines the appropriate classification of its investments at the time of purchase and reevaluates such designation at each balance sheet date. The Company considers all AFS debt securities as available for use to support current operations, including those with maturity dates beyond one year and are classified as current assets under marketable securities in the accompanying consolidated balance sheets. AFS debt securities included in marketable securities on the consolidated balance sheets consist of securities with original maturities greater than three months at the time of purchase. Interest on marketable securities is included within interest income and other on the consolidated statements of operations. Amortization of premiums and accretion of discounts are included within interest expense and other on the consolidated statements of operations.

Restricted Cash

Restricted cash of $2,150 as of December 31, 2023 and 2022, consists of funds that are contractually restricted as to usage or withdrawal due to a contractual agreement. The Company has a letter of credit to the amount of $2,150 with Citibank N.A. as of December 31, 2023 as security for the payment of rent on its headquarters in Dublin, CA which require lease payments through 2026. At December 31, 2022, the letter of credit was held with Silicon Valley Bank.

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

The Company’s accounts receivables are derived from customers located in the U.S., Europe, and Asia-Pacific. The Company mitigates its credit risks by performing ongoing credit evaluations of its customers’ financial conditions. The Company generally does not require collateral.

The Company’s concentration of risk related to accounts receivable and accounts payable was determined by evaluating the number of customers and vendors accounting for 10% or more of accounts receivable (“AR”) and accounts payable (“AP”). As of December 31, 2023, AEye had four customers, each accounting for 10% or more of AR and one vendor accounting for 10% or more of AP. As of December 31, 2022, AEye had four customers, each accounting for 10% or more of AR and two vendors, each accounting for 10% or more of AP.

For the years ended December 31, 2023 and 2022, revenue from the Company’s major customers representing 10% or more of total revenue was as follows:

	Twelve months ended December 31,
	2023	2022
Customer A	70%	51%
Customer B	*	13%
Customer C	*	10%
*Customer accounted for less than 10% of total revenue in the period.

Fair Value of Financial Instruments

The Company defines fair value as an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. As such, fair value is a market-based measurement that is determined based on assumptions that market participants would use in pricing an asset or liability. For additional discussion on fair value of financial instruments, see Note 2.

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

An evaluation of specifically identified conditions is made to determine whether the fair value of the derivative issued is required to be classified as equity or as a derivative liability. The fair value of derivative liabilities is required to be revalued at each reporting date, with corresponding changes in fair value recorded in current period operating results. For additional discussion of derivatives, see Note 2.

Accounts Receivable, net

Accounts receivable are recorded at the invoiced amount and do not bear interest. Amounts collected on accounts receivable are included in net cash provided by operating activities in the consolidated statements of cash flows.

If necessary, accounts receivable are reduced by a provision for expected credit losses, which is the Company’s best estimate of the amount of credit losses inherent in its existing accounts receivable. The Company reviews the provision quarterly based on historical experience with each customer and the specifics of each arrangement. During the years ended December 31, 2023 and 2022, the Company did not have any write-offs, and at December 31, 2023 and 2022, recorded a $35 and $0 provision for expected credit losses, respectively.

Inventories, net

Inventories consist of raw materials, work in progress, and finished goods. Inventories are stated at the lower of cost and net realizable value and costs are computed under the standard cost method. Inventories that are not expected to be consumed in the next 12 months are classified within Other noncurrent assets. Prototype inventory cost consists of the associated raw material, direct labor, indirect labor and other overhead costs. The Company evaluates the need for inventory write-downs associated with obsolete, slow moving, and non-sellable inventory by reviewing estimated net realizable values on a periodic basis and records a provision for excess and obsolete inventory to adjust the carrying value of inventory as needed. The Company's current and non-current inventory as of December 31, 2023 and 2022 was written down by $5,062 and $833, respectively, in order to record inventory at its estimated net realizable value.

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

Impairment of Long-Lived Assets

The Company evaluates its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If the test for recoverability identifies a possible impairment, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. The fair value is calculated based on estimated salvage value, estimated orderly liquidation value, or a value-in-use approach depending on the asset's highest and best use. When an impairment loss is recognized for assets to be held and used, the adjusted carrying amount of the long-lived asset becomes its new cost basis which is depreciated over the asset's remaining useful life. There were $9,988 of non-cash impairment charges recorded in the consolidated statements of operations and comprehensive loss for the year ended December 31, 2023. No impairment charges were recorded for the year ended December 31, 2022.

Warrant Liability

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant's specific terms and applicable authoritative guidance. The warrants assumed in connection with the 2022 convertible note are accounted for in accordance with ASC 815-40, Derivatives and Hedging—Contracts in Entity’s Own Equity, under which the warrants do not meet the criteria for equity treatment and must be recorded as liabilities. The Private Placement Warrants issued in connection with the business combination are classified as liabilities. The Company adjusts the warrants to fair value at each reporting period. The warrant liabilities are subject to remeasurement at each balance sheet date until exercised, and any change in fair value is recognized in the consolidated statements of operations.

Leases

The Company determines if an arrangement is or contains a lease at inception. The Company evaluates the classification of leases at commencement, and, as necessary, at modification. Operating leases, consisting of office leases, are included in Right-of-use ("ROU") assets, Accrued expenses and other current liabilities, and Operating lease liabilities, noncurrent, on the Company's consolidated balance sheets. The Company did not have any finance leases as of December 31, 2023 and December 31, 2022. ROU assets represent the Company's right to an underlying asset for the lease term, and lease liabilities represent the Company's obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. The operating lease ROU asset also includes any lease payments made prior to lease commencement and initial direct costs and excludes lease incentives. Variable lease payments not dependent on an index or a rate are expensed as incurred and are not included within the ROU asset and lease liability calculation. Variable lease payments primarily include reimbursements of costs incurred by lessors for common area maintenance and utilities. As most of the Company's leases do not include an implicit rate, the Company uses the incremental borrowing rate based on the estimated rate of interest for collateralized borrowing over a similar term of the lease payments at commencement date in determining the present value of future payments. The incremental borrowing rate is a hypothetical rate based on the Company's understanding of what its credit rating would be for a secured borrowing when the lease was executed. The Company's lease term includes the noncancelable period, any rent-free periods provided by the lessor, and options to extend or terminate the lease when it is reasonably certain that it will exercise that option. At lease inception, and in subsequent periods as necessary, the Company estimates the lease term based on its assessment of extension and termination options that are reasonably certain to be exercised. Operating lease expense for lease payments is recognized on a straight-line basis over the lease term and is included in operating expenses on the consolidated statements of operations and comprehensive loss. The Company elected to exclude from its balance sheets recognition of leases having a term of 12 months or less (short-term leases) and elected to not separate lease components and non-lease components for its long-term real estate leases.

Convertible Notes

The Company adopted Accounting Standards Update (“ASU”) 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”). The Company has elected to apply the fair value measurement option to the 2022 convertible note on the date that the Company first recognized the convertible note on September 15, 2022. The Company acknowledges that its election to apply the fair value option is irrevocable. The Company recognized costs incurred upon issuance of the 2022 convertible note as an expense in its consolidated statement of operations for the twelve months ended December 31, 2022. The 2022 convertible note was classified and presented as a current liability on the consolidated balance sheet as of December 31, 2022. As of December 31, 2023, the 2022 convertible note has no outstanding principal balance as all outstanding principal and accrued interest has been fully settled. Changes in fair value were recorded in the consolidated statements of operations and changes in fair value related to credit risk are recorded in other comprehensive loss. The Company reported interest expense, including accrued interest, related to this convertible debt under the fair value option, within the change in fair value of convertible notes in the consolidated statement of operations.

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

The Company provides standard product warranties for a term of typically one year to ensure that its products comply with agreed-upon specifications. Standard warranties are considered to be assurance type warranties and are not accounted for as separate performance obligations. Estimated future warranty costs are accrued and charged to cost of sales in the period that the related revenue is recognized. These estimates are based on historical warranty experience and any known or expected changes in warranty exposure, such as trends of product reliability and costs of repairing and replacing defective products. The Company assesses the adequacy of its recorded warranty liabilities on a quarterly basis and adjusts the amounts as necessary. Warranty costs are included within accrued expenses and other liabilities on the consolidated balance sheets. Refer to Note 9 for further information on warranty reserve amounts.

Other Policies, Judgments and Practical Expedients

Contract assets and liabilities. Contract assets primarily represent revenues recognized for performance obligations that have been satisfied but for which amounts have not been billed. The Company did not have any contract assets as of December 31, 2023. Contract liabilities relate to deferred revenue. Deferred revenue consists of amounts that have been invoiced and/or cash received but for which revenue has not been earned. This generally includes unrecognized revenue balances for development arrangements. Deferred revenue that will be realized during the succeeding 12-month period is recorded within current liabilities and the remaining deferred revenue is recorded as noncurrent liabilities.

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

Cost of Revenue

Cost of revenue primarily consists of costs directly associated with the production of those prototypes that are held for sale and certain costs associated with development arrangements. Such costs for prototypes are direct materials, direct labor, indirect labor, inventory write-downs, losses on purchase commitments, warranty expense, and allocation of overhead. Direct and indirect labor includes personnel-related costs and packaging and procurement respectively associated with the production of prototypes. Other costs such as indirect manufacturing costs are recognized in research and development and general and administrative expenses on the consolidated statements of operations and comprehensive loss. Costs associated with development arrangements include the direct costs and allocation of overhead costs involved in the execution of the contract.

Research and Development Expenses

Research and development expenses include personnel costs (including salaries, benefits, bonuses, one-time termination benefits, and stock-based compensation), new hardware and software materials to the extent no future economic benefits are expected, other related expenses such as lab equipment, third party development-related contractors, and allocated overhead expenses. Substantially all the R&D expenses are related to the development of new products and services, including contract development expenses. They are expensed as incurred and included in the consolidated statements of operation and comprehensive loss.

Stock-Based Compensation

The Company accounts for stock-based compensation by measuring and recognizing compensation expense for all share-based awards based on estimated grant-date fair values. The Company uses the straight-line attribution method to allocate compensation cost to reporting periods over each awardee’s requisite service period, which is generally the vesting period of the award. The Company measures nonemployee awards at the date of grant, which generally is the date at which a grantor and a grantee reach a mutual understanding of the key terms and conditions of a share-based payment award. The Company’s policy is to recognize the effect of forfeitures in the period they occur. The grant-date fair value of the restricted stock units, or “RSUs,” is equal to the fair market value of the Company’s common stock on the grant date. The grant-date fair value for stock options and stock purchase rights under the employee stock purchase plan ("ESPP") is estimated using the Black-Scholes option-pricing model. The grant-date fair value for RSUs with an associated market condition is estimated using the Monte-Carlo simulation model. Both the Black-Scholes option-pricing model and the Monte-Carlo simulation model require the input of subjective assumptions, including the award’s expected term and the price volatility of the underlying stock.

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

The Company recognizes interest and penalties related to unrecognized tax benefits in the provision for income tax expense in the accompanying consolidated statements of operations and comprehensive loss. Accrued interest and penalties are included in accrued expenses and other current liabilities in the consolidated balance sheets. As of and for the year ended December 31, 2023 and 2022 there were no interest or penalties recorded.

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

The Company calculates weighted average number of common shares outstanding during the period using the Company’s common stock outstanding.

Basic and diluted net loss per share attributable to common stockholders was the same for all periods presented as the inclusion of all potentially dilutive securities outstanding was anti-dilutive, as AEye is currently operating in a net loss position.

Comprehensive Income (Loss)

Comprehensive income (loss) includes all changes in equity (net assets) from non-owner sources during a period, changes in fair value due to instrument-specific credit risk, and net unrealized gains (losses) on available-for-sale debt securities.

Recent Accounting Pronouncements

In December 2023, the Financial Accounting Standards Board, ("FASB"), issued Accounting Standards Update ("ASU") 2023-09, Income Taxes (Topic 740) - Improvements to Income Tax Disclosures to increase the transparency and usefulness of income tax information through improvements to the income tax disclosures primarily related to the rate reconciliation and income taxes paid information. The guidance is effective for fiscal years beginning after December 15, 2024. The Company is currently in the process of evaluating the effects of the new guidance.

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

The Company’s financial assets and liabilities measured at fair value on a recurring basis and the level of inputs used for such measurements were as follows (in thousands):

	Fair Value Measured as of December 31, 2023 Using:
	Adjusted Cost	Unrealized gains	Fair Value	Cash and Cash Equivalent	Marketable Securities
Assets
Level 1
Money market funds	$16,377	$—	$16,377	$16,377	$—
Level 2
Corporate bonds	2,880	1	2,881	—	2,881
Commercial paper	8,809	5	8,814	—	8,814
U.S. Government securities	7,892	4	7,896	—	7,896
Total financial assets	$35,958	$10	$35,968	$16,377	$19,591
Liabilities
Level 2
Private placement warrant liability	$—	$—	$—	$—	$—
Level 3
Convertible notes	—	—	—	—	—
Derivative warrant liability	—	—	26	—	—
Total financial liabilities	$—	$—	$26	$—	$—

	Fair Value Measured as of December 31, 2022 Using:
	Adjusted Cost	Unrealized losses	Fair Value	Cash and Cash Equivalent	Marketable Securities
Assets
Level 1
Money market funds	$14,253	$—	$14,253	$14,253	$—
Level 2
Asset-backed securities	3,507	(119)	3,388	—	3,388
Corporate bonds	22,139	(240)	21,899	—	21,899
Commercial paper	20,760	—	20,760	—	20,760
U.S. Government securities	29,983	(895)	29,088	—	29,088
Total financial assets	$90,642	$(1,254)	$89,388	$14,253	$75,135
Liabilities
Level 2
Private placement warrant liability	$—	$—	$7	$—	$—
Level 3
Convertible notes	—	—	8,594	—	—
Derivative warrant liability	—	—	119	—	—
Total financial liabilities	$—	$—	$8,720	$—	$—

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

2022 Convertible Note: On September 15, 2022, the Company entered into a convertible note agreement with a face value of $10,500 (the "2022 Note"). The Company elected the fair value option to account for the 2022 Note. The fair value estimate of the 2022 Note was based on a binomial lattice model, which represents Level 3 measurements. Significant assumptions include the discount rate used in the model, remaining term, stock price, and volatility. The discount rate is derived from the estimated credit spread and the risk-free interest rate, which is based on interpolated U.S. Treasury rates, commensurate with a similar term to the 2022 Note. The remaining term is calculated based on the estimated maturity date of the 2022 Note. The stock price is based on the publicly traded price of the Company's common stock as of the measurement date. The Company estimated the volatility for the Note based on the historical and implied volatilities of the Company's publicly traded common stock. The changes in fair value are recognized in other income (expense), net for each reporting period. Refer to Note 10 for details of the terms and conditions of the 2022 Note.

Derivative Warrant Liability: The Company’s derivative warrant liability includes the warrants that were issued by the Company as part of the 2022 Note. The warrants are recorded on the consolidated balance sheets at fair value. The fair value is based on unobservable inputs, which represent Level 3 measurements within the fair value hierarchy. The fair value estimate of the warrants was based on a Monte-Carlo simulation model. Inherent in a Monte-Carlo simulation model are assumptions related to price, volatility, risk-free interest rate, term to expiration, and dividend yield. The price is based on the publicly traded price of the Company's common stock as of the measurement date. The Company estimated the volatility for the warrants based on the historical and implied volatilities of the Company's publicly traded common stock. The risk-free interest rate is based on interpolated U.S. Treasury rates, commensurate with a similar term to the warrants. The term to expiration was calculated as the contractual term of the warrants of 4 years. Finally, the Company does not currently anticipate paying a dividend. Any changes in these assumptions can change the valuation significantly. Changes in fair value are recognized in other income (expense) for each reporting period. Derivative Warrant Liability is included within other noncurrent liabilities on the consolidated balance sheets.

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

The Company measures certain nonfinancial assets at fair value on a nonrecurring basis, primarily property and equipment and ROU assets, whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. The fair value of the Company's property and equipment was based upon estimated salvage value or estimated orderly liquidation value, depending on the asset's highest and best use. As the fair value of property and equipment was estimated using primarily unobservable inputs, these are considered Level 3 fair value measurements. The fair value of the Company's headquarter ROU asset and associated leasehold improvements were based on a value-in-use approach utilizing market rent comparable information, and is considered a Level 2 fair value measurement. For more information regarding impairment charges, see Notes 1, 6, 7, and 17.

For the years ended December 31, 2023 and 2022, there were no transfers between Level 1 and Level 2 inputs.

The following table presents a summary of the changes in fair value of the Company’s Level 3 financial instruments for the year ended December 31, 2023 (in thousands):

	2022 Convertible Note	Derivative Warrant Liability	Total
Balance at December 31, 2022	$8,594	$119	$8,713
Additions	—	—	—
Payments or conversions	(9,573)	—	(9,573)
Change in fair value included in other income (expense), net	958	(93)	865
Change in fair value due to instrument specific credit risk included in other comprehensive income	21	—	21
Balance at December 31, 2023	$—	$26	$26

The key inputs into the Monte-Carlo simulation model for the derivative warrant liability valued at December 31, 2023 are as follows:

December 31, 2023
Expected term (years)	2.7
Expected volatility	155.7%
Risk-free interest rate	4.1%
Dividend yield	—%
Exercise price	$105.00

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

3.CASH, CASH EQUIVALENTS, AND RESTRICTED CASH

Cash, cash equivalents, and restricted cash as of December 31, 2023 and 2022 were as follows (in thousands):

	As of December 31,
	2023	2022
Cash and cash equivalents	$16,932	$19,064
Restricted cash	2,150	2,150
Total cash, cash equivalents, and restricted cash	$19,082	$21,214

4.INVENTORIES

Inventory, net of write-downs, as of December 31, 2023 and 2022 were as follows (in thousands):

	As of December 31,
	2023	2022
Raw materials	$405	$2,022
Work in-process	159	2,484
Finished goods	19	47
Total inventory, net	$583	$4,553

The Company also had $208 and $1,491 of non-current inventory (raw materials), net of write-downs, classified within Other noncurrent assets on the consolidated balance sheet as of December 31, 2023 and December 31, 2022, respectively.

5.PREPAID AND OTHER CURRENT ASSETS

Prepaid and other current assets as of December 31, 2023 and 2022 were as follows (in thousands):

	As of December 31,
	2023	2022
Prepaid expenses	$2,386	$4,203
Demonstration units	—	281
Advances to suppliers	79	984
Other	52	713
Total prepaid and other current assets	$2,517	$6,181

During the twelve months ended December 31, 2023, the Company recorded a loss on advances to suppliers of $1,385 associated with the winding down of its existing industrial product as part of its revised strategic plan. See Note 17, Restructuring, for further details.

6.LEASES

The Company primarily leases office facilities in Northern California under non-cancelable operating leases expiring at various dates through November 2026. Some of the Company's leases include options to renew, with renewal terms that, if exercised by the Company, extend the lease term from two to five years. The exercise of these renewal options is at the Company's discretion. The Company's lease agreements do not contain any material terms and conditions of residual value guarantees or material restrictive covenants. The Company's short-term lease expense was determined to not be material.

The Company recorded a gain of $35 on early lease termination within Interest income and other on the consolidated statements of operations for the twelve months ended December 31, 2023.

During the twelve months ended December 31, 2023, the Company recorded an impairment charge on right-of-use assets of $2,570, included within impairment of long-lived assets within the Company's consolidated statements of operations. No impairment charges were recorded for the twelve months ended December 31, 2022.

On November 14, 2023, the Company assigned an operating lease resulting in the Company being relieved of its primary obligation under this lease. As a result of the lease assignment, a new tenant assumed the primary obligation under the lease, with the Company becoming secondarily liable. If the new tenant should fail to perform under the lease, the Company could be liable to fulfill any remaining lease obligations. The lease had a remaining term of 3.7 years as of December 31, 2023 with the Company serving as guarantor for the remaining term. The resulting maximum exposure includes $360 of undiscounted future minimum lease payments plus potential additional payments to satisfy maintenance, taxes, and insurance requirements for the remainder of the lease term.

The components of operating lease expenses for the twelve months ended December 31, 2023 and 2022 were as follows (in thousands):

	Twelve months ended December 31,
	2023	2022
Operating lease cost	$2,379	$2,382
Variable lease cost	340	241
Total operating lease cost	$2,719	$2,623

Supplemental cash flow information for the twelve months ended December 31, 2023 and 2022 were as follows (in thousands):

	Twelve months ended December 31,
	2023	2022
Cash paid for operating leases included in operating cash flows	$(2,500)	$(1,341)

Supplemental balance sheet information related to operating leases as of December 31, 2023 and 2022 was as follows (in thousands):

	As of December 31,
	2023	2022
Operating lease right-of-use assets	$11,226	$15,502

Operating lease liabilities:
Operating lease liabilities, current	$2,415	$2,455
Operating lease liabilities, non-current	14,858	16,681
Total operating lease liabilities	$17,273	$19,136

	As of December 31,
	2023	2022
Weighted average remaining lease term (in years)	7.89	9.26
Weighted average discount rate	5.32%	5.35%

Maturities of lease liabilities were as follows (in thousands).

Years ending - December 31:
2024	$2,474
2025	2,484
2026	2,559
2027	2,636
2028	2,716
Thereafter	8,400
Total lease payments	21,269
Less amount to discount to present value	(3,996)
Present value of lease liabilities	$17,273

7.PROPERTY AND EQUIPMENT, NET

Property and equipment, net as of December 31, 2023 and 2022 consists of the following (in thousands):

	As of December 31,
	2023	2022
Machinery and equipment	$171	$2,528
Computers, software and related equipment	26	432
Office furniture and equipment	24	651
Vehicles	60	846
Leasehold improvements	—	4,830
Construction in progress	—	1,401
Total property and equipment	281	10,688
Less accumulated depreciation and amortization	—	(3,023)
Property and equipment, net	$281	$7,665

For the year ended December 31, 2023, the Company recorded impairment charges on assets classified as property and equipment of $7,418, included within impairment of long-lived assets within the Company's consolidated statements of operations. No impairment charges were recorded for the year ended December 31, 2022.

Depreciation and amortization expense related to property and equipment amounted to $1,547 and $1,422 recognized within research and development, sales and marketing, and general and administrative expenses within the consolidated statements of operations and comprehensive loss for the years ended December 31, 2023 and 2022, respectively. The Company recorded disposals of gross property and equipment of $1,041 and $604 in the years ended December 31, 2023 and 2022, respectively. The carrying amounts of the property and equipment disposed in the years ended December 31, 2023 and 2022 were $342 and $0, respectively.

8.OTHER NONCURRENT ASSETS

Other noncurrent assets as of December 31, 2023 and 2022 were as follows (in thousands):

	As of December 31,
	2023	2022
Non-current inventory	$208	$1,491
Long-term prepaid expenses	626	901
Security deposits	72	81
Total other noncurrent assets	$906	$2,473

9.ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities as of December 31, 2023 and 2022 were as follows (in thousands):

	As of December 31,
	2023	2022
Accrued purchases and other	$681	$4,092
Operating lease liabilities - current	2,415	2,455
Accrued bonuses	2,053	1,022
Accrued payroll	540	1,122
Accrued severance	402	26
Accrued payroll taxes	317	526
Warranty reserve	102	480
Income tax payable	75	41
Total accrued expenses and other current liabilities	$6,585	$9,764

10.CONVERTIBLE NOTES

2022 Convertible Note

On September 14, 2022, the Company entered into a Securities Purchase Agreement, or SPA, with an investor allowing for the sale and issue of two convertible notes, each with a principal balance of $10,500 and gross cash proceeds of $10,000, for a total of $20,000 in proceeds between the two issuances (each, a "Note Closing"). The first Note Closing ("First Closing") occurred on September 15, 2022, and the Company entered into a Senior Unsecured Convertible Note with the investor pursuant to which the Company issued to the investor one convertible note ("2022 Note") with a principal balance of $10,500 for net cash proceeds of $9,850. As part of the First Closing, the Company also issued warrants to the investor - see Note 12 for further details. The second Note Closing ("Second Closing") may occur, at the Company's option, until March 15, 2024, upon which the Company's right to effect a Second Closing shall automatically terminate. As of March 15, 2024, the Company did not effect a Second Closing.

The 2022 Note bore interest at an annual rate of 5.0%, in addition to an original issue discount of 4.76%, and had an initial a maturity date of March 15, 2024 ("Maturity Date").

Beginning December 15, 2022, and the first of each subsequent month (each a "Monthly Redemption Date" or an "Installment Date"), the Company was required to redeem the Monthly Redemption Amount until the 2022 Note was fully redeemed. The Monthly Redemption Amount, in most instances, was 1/15th of the original principal amount, plus any amount accelerated pursuant to the 2022 Note, accrued but unpaid interest, and late fees, if any. The principal and interest could be settled in cash or, so long as certain equity conditions were met, shares of common stock at the option of the Company and was payable together with the monthly redemptions of the outstanding principal amount of the Note.

If the Company elected to settle such redemptions in shares of Common Stock, the number of shares to be settled was based on an Installment Conversion Price equal to the lower of (i) $75.00 or (ii) 95% of the lowest daily volume weighted average price of the Common Stock during the five (5) trading days immediately preceding the applicable Monthly Redemption Date. If the Company elected to settle redemptions in cash, the Monthly Redemption Amount included a 5% premium.

The investor was permitted to accelerate up to four (4) Monthly Redemption Amounts in any calendar month (each, an "Acceleration," and each such amount, an "Acceleration Amount", and the Conversion Date of any such Acceleration, each an "Acceleration Date") at the Acceleration Conversion Price, subject to a $2,800 limit per month. The Acceleration Conversion Price was the lower of (i) the Installment Conversion Price for such current Installment Date or (ii) the greater of $9.00 and 95% of the lowest daily volume weighted average price of the Common Stock during the five (5) trading days immediately preceding the Acceleration Date.

As these terms are defined in the 2022 Note, if either the relevant Installment Conversion Price or Acceleration Conversion Price, as applicable, is less than $9.00 per share, then a Conversion Floor Price Condition exists and the Company must deliver to the lender the Conversion Installment Floor Amount in cash, in addition to the required number of shares, which are valued at $9.00 regardless of the actual trading price of the Company's shares. The Conversion Installment Floor Amount is an amount in cash equal to the product obtained by multiplying

(A) the higher of (i) the highest price that the Common Stock trades at on the Trading Day immediately preceding the relevant Share Delivery Date and (ii) the applicable Installment or Acceleration Conversion Price and (B) the difference obtained by subtracting (i) the number of shares of Common Stock delivered to the investor on the applicable Share Delivery Date with respect to such Conversion from (ii) the quotient obtained by dividing (x) the applicable Installment or Acceleration amount subject to such Conversion, by (y) the applicable Installment Conversion Price. Interest payments are also trued-up in cash when the value of the Company's shares is below $9.00 per share.

The Company elected to apply the fair value option to the measurement of the 2022 Note. As a result of adopting the fair value option, no embedded derivatives are bifurcated from the 2022 Note. The Company classifies the 2022 Note as a liability at fair value and remeasures the 2022 Note to fair value at each reporting period. The fair value measurement includes the assumption of accrued interest and expense and thus a separate amount is not reflected on the consolidated statement of operations.

As of December 31, 2023, the 2022 Note has no outstanding principal balance as all outstanding principal and accrued interest has been fully settled through Monthly Redemptions and Accelerations. As part of the debt extinguishment, the Company reclassified the accumulated change in fair value due to instrument-specific credit risk out of accumulated other comprehensive loss on the consolidated balance sheet and into interest expense and other on the consolidated statement of operations.

The Company evaluated the Second Closing and associated warrants to be a contingently issuable financial asset with a fair value of zero at inception in accordance with ASC 815-40 Contracts in an Entity's own Equity. The contingently issuable warrants are considered issued for accounting purposes - see Note 12 for further details.

11.INTEREST EXPENSE AND OTHER

Interest expense and other for the years ended December 31, 2023 and 2022 consisted of the following (in thousands):

	Twelve months ended December 31,
	2023	2022
Amortization of premiums (accretion of discounts) on marketable securities, net	$(474)	$778
Convertible note issuance costs	—	474
Loss on disposal of assets	111	—
Realized loss on instrument-specific credit risk	46	—
Expected credit losses	35	—
Realized losses on redemptions of marketable securities	—	77
Common Stock Purchase Agreement costs	—	29
Other	34	21
Interest expense and other	$(248)	$1,379

12.STOCKHOLDERS’ EQUITY

The Company is authorized to issue 600,000,000 shares of common stock, par value $0.0001 per share. As of December 31, 2023, the Company had 6,310,090 shares of common stock issued and outstanding, post the reverse stock split.

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

The Company is authorized to issue up to 1,000,000 shares of preferred stock, each with a par value of $0.0001 per share. As of December 31, 2023, no shares of preferred stock were issued and outstanding.

Warrants — As of December 31, 2023, the Company had 5,555 Private Placement warrants and 255,555 Public warrants outstanding. Each warrant entitles the registered holder to purchase one share of the Company's common stock at a price of $345.00 per share.

On September 15, 2022, in connection with the issuance of the 2022 Note, the Company issued warrants to the investor. The warrants are immediately exercisable and entitle the investor to purchase up to 58,333 shares of Common Stock at a price of $105.00 per share, subject to a four (4) year term. As of December 31, 2023, no shares were exercised pursuant to the warrants.

Contingent Warrants - As of December 31, 2023, the Company had 58,333 contingently issuable warrants outstanding associated with the potential Second Closing under the Securities Purchase Agreement. As the Company did not effect a Second Closing by March 15, 2024, these warrants are no longer outstanding and will not be issued to the investor.

Tumim Stone Common Stock Purchase Agreement — On December 8, 2021, the Company entered into a Common Stock Purchase Agreement (the “CSPA”) and a Registration Rights Agreement with Tumim Stone Capital LLC (“Tumim Stone”). Under the terms and subject to the conditions of the CSPA, the Company has the right, but not the obligation, to sell to Tumim Stone, and Tumim Stone is obligated to purchase up to the lesser of (i) $125,000 of the Company’s common stock, or (ii) the Exchange Cap equal to 1,028,847 shares of the Company's common stock, unless the Company’s stockholders approve the issuance of shares in excess of the Exchange Cap, or the average price of all applicable sales of common stock to Tumim Stone under the CSPA equals or exceeds $148.46 per share. Upon the satisfaction of various commencement conditions, such as the filing of the registration statement which provides for the resale of such shares pursuant to the Registration Rights Agreement, the Company has sole discretion to initiate such sales of common stock over the period of 36 months commencing December 8, 2021. In all instances, the Company may not sell shares of its common stock to Tumim Stone under the CSPA if doing so would result in Tumim Stone beneficially owning more than 9.99% of its common stock.

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

    In connection with the CSPA, the Company issued to Tumim Stone 10,087 restricted common shares in the Company. The Company determined that the right to sell additional shares represents a freestanding put option under ASC 815 Derivatives and Hedging, and as such, the financial instrument was classified as a derivative asset with a fair value of zero at inception of the CSPA on December 8, 2021.

During the twelve months ended December 31, 2023, the Company issued 19,500 shares of its common stock under the CSPA for gross proceeds of $136. During the twelve months ended December 31, 2022, the Company issued 38,167 shares of its common stock under the CSPA for gross proceeds of $2,891. As of December 31, 2023, 961,093 shares remain available for issuance under the CSPA.

13.ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The changes in accumulated other comprehensive income (loss) by component for the twelve months ended December 31, 2023 and 2022 are as follows (in thousands):

	Unrealized gains (losses) on available-for-sale securities	Change in fair value due to instrument-specific credit risk	Total
Balance at December 31, 2021	$(391)	$—	$(391)
Other comprehensive loss before reclassifications, net of tax	(940)	(25)	(965)
Amounts reclassified from accumulated other comprehensive loss, net of tax	77	—	77
Net other comprehensive loss	(863)	(25)	(888)
Balance at December 31, 2022	$(1,254)	$(25)	$(1,279)
Other comprehensive income (loss) before reclassifications, net of tax	1,264	(21)	1,243
Amounts reclassified from accumulated other comprehensive loss, net of tax	—	46	46
Net other comprehensive income	1,264	25	1,289
Balance at December 31, 2023	$10	$—	$10

The amounts reclassified out of accumulated other comprehensive income (loss) in the twelve months ended December 31, 2023 and 2022 are included within Interest expense and other on the consolidated statement of operations.

14.NET LOSS PER SHARE

The following table sets forth the basic and diluted net loss per share attributable to common stockholders for the periods presented (in thousands, except per share data):

	Twelve months ended December 31,
	2023	2022
Numerator:
Net loss attributable to common stockholders	$(87,126)	$(98,714)
Denominator:
Weighted average common shares outstanding- Basic	5,827,721	5,245,624
Dilutive effect of potential common shares	—	—
Weighted average common shares outstanding- Diluted	5,827,721	5,245,624

Net loss per share attributable to common stockholders - Basic and Diluted	$(14.95)	$(18.82)

Due to net losses for the years ended December 31, 2023 and 2022, basic and diluted net loss per share were the same, as the effect of all potentially dilutive securities would have been anti-dilutive. The following table sets forth the anti-dilutive common share equivalents for the periods listed:

	Twelve months ended December 31,
	2023	2022
Warrants	319,443	319,443
Common stock options issued and outstanding	289,015	846,451
Unvested restricted stock units	652,453	425,703
Conversion of convertible notes	—	543,120
ESPP	23,816	66,666
Total	1,284,727	2,201,383

15.STOCK-BASED COMPENSATION

The Company has five equity incentive plans, the 2014 US LADAR Inc. Equity Incentive Plan (the “2014 Plan”), the 2016 Stock Plan (the “2016 Plan”), the 2021 Equity Incentive Plan (the “Incentive Plan”), the 2022 Employee Stock Purchase Plan (the "ESPP"), and the 2023 CEO Inducement Grant Plan (the "CEO Plan"). On August 16, 2021, the Company’s 2014 Plan and 2016 Plan were terminated in connection with the closing of the business combination as defined in Note 1, but continue to govern the terms of outstanding equity awards that were granted prior to the termination of the plans.

2014 Plan and 2016 Plan

The 2014 and 2016 Plan provide for the grant of incentive stock options to employees only and non-statutory stock options and RSUs to employees, directors, and consultants of the Company. As of August 16, 2021, the Company no longer grants equity awards pursuant to the 2014 Plan or 2016 Plan, and as of December 31, 2023, 58,056 RSUs were granted.

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

2021 Equity Incentive Plan

The Incentive Plan became effective immediately upon the closing of the business combination on August 16, 2021 and initially reserved 514,681 shares of common stock for issuance thereunder. The Incentive Plan includes an evergreen provision that provides for an annual increase in the number of shares of common stock available for issuance thereunder beginning on January 1, 2022 and ending on January 1, 2032, equal to 5% of the shares of the Company’s common stock outstanding on December 31, 2021 for the first year and by 3% of the total number of shares of common stock outstanding on December 31 of the preceding calendar year for each year thereafter, or a lesser number of shares as determined by the Board of Directors. Since January 1, 2022, the Board of Directors have authorized the addition of 954,545 shares of common stock to be added to the Incentive Plan for issuance.

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

As of December 31, 2023, 1,264,338 RSUs were granted to certain individuals under the Incentive Plan.

2022 Employee Stock Purchase Plan

On May 10, 2022, the Company's stockholders approved the 2022 Employee Stock Purchase Plan (the "ESPP"), authorizing 66,666 shares of common stock to be reserved for issuance under the ESPP. The number of shares reserved and available for issuance under the ESPP shall be cumulatively increased by the 1% of the number of shares issued and outstanding on December 31 of the preceding calendar year for each year thereafter, or a lesser number of shares as determined by the Board of Directors. During 2023, the Board of Directors have authorized the addition of 54,366 shares of common stock to be added to the ESPP for issuance.

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

During the year ended December 31, 2023, 64,773 shares were purchased under the ESPP. During the year ended December 31, 2022, no shares were purchased under the ESPP. As of December 31, 2023, the Company has withheld $58 of contributions from its employees within accrued expenses and other current liabilities on the consolidated balance sheets.

2023 CEO Inducement Grant Plan

The CEO Plan became effective on February 13, 2023 with 233,332 shares of common stock initially reserved for issuance.

In connection with the appointment of the Company's CEO on February 13, 2023, the Company granted 166,666 service-based RSUs and 66,666 market-based RSUs to the CEO. The service-based RSUs will vest over three years. The market-based RSUs would have vested quarterly over six (6) calendar quarters following the satisfaction of the market condition. The market condition would have been satisfied if the closing price of the Company's common stock, as reported by NASDAQ, met or exceeded $36.00 per share for any ten (10) consecutive trading days prior to March 1, 2024. As the market condition was not satisfied by March 1, 2024, the market-based RSUs were forfeited.

As of December 31, 2023, 233,332 RSUs were granted under the CEO Plan.

A summary of stock option activity related to the Plans as of December 31, 2023 is as follows:

	Outstanding Stock Options	Weighted Average Exercise Price	Weighted Average Contractual Life (Years)	Aggregate Intrinsic Value
Balance at December 31, 2022	846,451	$14.94	6.45	$2,277
Granted	—	—
Exercised	(81,814)	5.57
Forfeited	(111,937)	18.78
Expired	(363,685)	18.77
Repurchased	—	—
Balance at December 31, 2023	289,015	$11.29	3.07	$—
Vested and expected to vest as of December 31, 2023	289,015	$11.29	3.07	$—
Vested and exercisable as of December 31, 2023	281,380	$11.09	2.97	$—

The aggregate intrinsic value is the difference between the current fair value of the underlying common stock and the exercise price for in-the-money stock options. The Company did not grant any options during the years ended December 31, 2023 and 2022.

The following table summarizes the RSU award activity under the Plans:

	Shares	Weighted Average Grant date Fair Value per Share
Unvested at December 31, 2022	425,703	$119.85
Granted	901,472	10.66
Forfeited	(344,061)	67.82
Vested	(330,661)	53.07
Unvested at December 31, 2023	652,453	$30.29

The total fair value of RSUs that vested during the year ended December 31, 2023 was $3,596.

Stock-Based Compensation Expense —The following table summarizes stock-based compensation expense recorded in each financial statement line item in the Company’s consolidated statements of operations and comprehensive loss for the year ended December 31, 2023 and 2022 (in thousands):

	Twelve months ended December 31,
	2023	2022
Research and development	$6,821	$7,201
Sales and marketing	2,993	4,696
General and administrative	8,121	11,931
Cost of revenue	136	131
Total stock-based compensation	$18,071	$23,959

As of December 31, 2023, the Company had $362 of unrecognized compensation expense for related stock option grants. This cost is expected to be recognized over an estimated weighted average period of 0.79 years. The total unrecognized compensation expense for RSUs was $16,669 as of December 31, 2023 which is expected to be recognized over an estimated weighted average period of 1.93 years. The total unrecognized compensation expense for the ESPP was $458 as of December 31, 2023 which is expected to be recognized over an estimated weighted average period of 1.33 years.

The Company uses the Black-Scholes option-pricing model to estimate the grant-date fair value of ESPP purchase rights. The fair value of each of the four purchase periods is estimated separately. The Company uses the Monte-Carlo simulation model to estimate the grant date fair value of awards with a market condition. Both models require the input of subjective assumptions such as expected term, expected stock price volatility, risk-free interest rate and dividend yield as discussed below.

Expected Term—The expected term for ESPP is the length of time from the grant date to the date on which the stock is purchased by the employees. The expected term for awards with a market condition is the length of time from the grant date to the date the market condition expires.

Expected Volatility—Expected volatility is estimated using a combination of the average historical volatility of the Company's own stock and those of comparable companies’ stock at the time of the grant.

Risk-Free Interest Rate—The risk-free interest rates are based on US Treasury yields in effect at the grant date for notes with comparable terms as the awards.

Dividend Yield—The expected dividend-yield assumption is based on the Company’s current expectations about its anticipated dividend policy.

The following table summarizes the range of valuation assumptions used in estimating the fair value of the ESPP during the period:

Twelve months ended December 31, 2023
Expected term (years)	0.50 -2.00
Expected volatility	107.3% - 136.0%
Risk-free interest rate	4.1% - 5.1%
Dividend yield	—%

The following table summarizes the valuation assumptions used in estimating the fair value of awards granted during the period with a market condition:

Twelve months ended December 31, 2023
Expected term (years)	1.05
Expected volatility	104.5%
Risk-free interest rate	4.8%
Dividend yield	—%

16.REVENUE

Sale of Prototypes

The Company recorded revenue for prototype sales of $477 and $1,743 in 2023 and 2022 respectively. The Company does not incur significant contract costs in fulfilling or obtaining their contracts with customers.

Development Contracts

The Company has entered into research and development contracts with companies primarily in the automotive industry. The Company assessed the number of performance obligations associated with the promises under each agreement, primarily the delivery of customized 4SightTM perception-related goods and services, and recognized $987 and $1,904 in revenue for performance obligations satisfied during years ended 2023 and 2022 respectively, in the consolidated statements of operations and comprehensive loss.

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

	Twelve months ended December 31,
	2023	2022
Revenue by primary geographical market:
United States	$1,223	$2,471
Europe	184	920
Asia-Pacific	57	256
Total	$1,464	$3,647

Revenue by timing of recognition:
Recognized at a point in time	$477	$1,982
Recognized over time	987	1,665
Total	$1,464	$3,647

Contract Liabilities

Contract liabilities consisted of the following as of December 31, 2023 and 2022 (in thousands):

	As of December 31,
	2023	2022
Contract liabilities, current	$—	$987
Total	$—	$987

The following table shows the significant changes in contract liabilities balance as of December 31, 2023 and 2022 (in thousands):

	Twelve months ended December 31,
	2023	2022
Beginning balance	$987	$2,918
Revenue recognized that was included in the contract liabilities beginning balance	(987)	(1,931)
Ending balance	$—	$987

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

17.RESTRUCTURING

In the first quarter of 2023, the Company began the implementation of a revised strategic plan to focus on key products and critical customer engagements it believes will generate the best long-term results for all stakeholders. In the fourth quarter of 2023, the Company implemented the second phase of its revised strategic plan to align the Company's operations with evolving business needs by focusing on the transition from research and development to the commercialization of its automotive products and winding down its existing industrial product, while reducing fixed operating costs.

The winding down of the Company's existing industrial product, in combination with an accumulation of other triggering events, indicated that the carrying amount of the Company's long-lived assets may not be recoverable. An impairment review was performed on the Company's long-lived assets as of December 31, 2023, resulting in a write-down of its property and equipment and ROU asset to fair value.

As a result of the implementation of both phases of the revised strategic plan and the impairment review of long-lived assets, the Company recorded restructuring charges of $19,153 in the twelve months ended December 31, 2023 primarily relating to one-time employee termination benefits, inventory and other current asset write-downs, losses on purchase commitments, and impairment and disposal charges on its long-lived assets. The Company did not have any restructuring charges during fiscal year 2022. Restructuring-related liabilities are included in accrued expenses and other current liabilities in the consolidated balance sheets.

Restructuring charges were included in the consolidated statements of operations and comprehensive loss during the twelve months ended December 31, 2023 as follows (in thousands):

	Twelve months ended December 31, 2023
	One-time employee termination benefits	Inventory and other current asset write-downs	Losses on purchase commitments	Long-lived asset disposals and impairment charges	Other	Total
Cost of revenue	$130	$5,231	$360	$—	$—	$5,721
Research and development	789	—	—	152	—	941
Sales and marketing	2,011	30	—	38	—	2,079
General and administrative	294	—	—	55	123	472
Impairment of long-lived assets	—	—	—	9,940	—	9,940
Total restructuring charges	$3,224	$5,261	$360	$10,185	$123	$19,153

A reconciliation of the beginning and ending balance of cash restructuring charges, including one-time employee termination benefits, losses on purchase commitments, and other restructuring charges, which are included in accrued expenses and other current liabilities in the consolidated balance sheets, is as follows (in thousands):

	One-time employee termination benefits	Losses on purchase commitments	Other	Total
Balance as of December 31, 2022	$—	$—	$—	$—
Charges	3,224	360	123	3,707
Cash payments	(2,822)	(127)	(67)	(3,016)
Balance as of December 31, 2023	$402	$233	$56	$691

18.EMPLOYEE BENEFIT PLAN

Employees of the Company may participate in the AEye, Inc. 401(k) Plan (the "401(k) Plan"), a defined contribution plan, which qualifies under Section 401(k) of the Internal Revenue Code. Participating employees may contribute into a traditional plan with pretax salary or into a Roth plan with after tax salary up to statutory limits. In 2023 and 2022, the 401(k) Plan provides for Company safe harbor matching contributions of 100% of the employee contribution, up to 5% of each employee's earnings, which vest upon the first day of employment. The Company made contributions of $899 and $1,177 for the years ended December 31, 2023 and 2022, respectively.

19.INCOME TAXES

For the years ended December 31, 2023 and 2022, the Company recognized $57 and $58 provision for income taxes, respectively. The provision for the year ended December 31, 2023 was comprised of $3 and $54 in state and foreign taxes, respectively. The provision for the year ended December 31, 2022 was comprised of $9 and $49 in state and foreign taxes, respectively.

The following table presents a reconciliation of the federal statutory rate of 21.0% to the Company's effective tax rate for the periods presented:

	Twelve months ended December 31,
	2023	2022
U.S. federal tax benefit at statutory rate	21.0%	21.0%
State income taxes, net of federal benefit	—%	—%
Non-deductible expenses and other	(0.4)%	(1.0)%
Stock-based compensation	(4.6)%	(2.3)%
Research and development credits	2.3%	3.5%
Foreign rate differential	—%	(4.1)%
Change in valuation allowance, net	(18.4)%	(17.2)%
Effective tax rate	(0.1)%	(0.1)%

For 2023 and 2022, the Company's effective tax rate differs from the amount computed by applying the statutory federal and state income tax rates to net loss before income tax, primarily as the result of state income taxes, R&D credits and changes in the Company's valuation allowance.

Significant components of the Company’s deferred tax assets as of December 31, 2023 and 2022 are presented below (in thousands):

	As of December 31,
	2023	2022
Deferred tax assets:
Net operating loss carryforwards	$69,612	$49,669
Research and development credit carryforward	9,941	7,967
Stock-based compensation	301	1,048
Property and equipment	2,364	234
Operating lease liabilities	4,967	4,435
Section 174 R&D capitalization	14,194	9,053
Other accruals	689	630
Gross deferred tax assets	102,068	73,036
Valuation allowance	(98,840)	(68,868)
Deferred tax assets net of valuation allowance	3,228	4,168
Deferred tax liabilities:
Right-of-use assets	(3,228)	(4,168)
Gross deferred tax liabilities	(3,228)	(4,168)
Total deferred tax assets (liabilities)—net	$—	$—

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

Realization of deferred tax assets is dependent on future earnings, if any, the timing and amount of which are uncertain. The Company has a history of operating losses and has incurred cumulative book losses since its formation. Based upon the history of losses, the Company has determined that it is more likely than not that the net deferred tax assets will not be realized, and accordingly, a full valuation allowance has been recorded. The valuation allowance as of December 31, 2023 was $98,840 which increased from $68,868 at December 31, 2022. The increase in the valuation allowance is primarily due to additional reserve required against net operating losses and research credits generated during the year ended December 31, 2023.

As of December 31, 2023, the Company had $247,802 and $202,887 of federal and state net operating losses available to reduce future taxable income, respectively, of which $12,256 will begin to expire in 2033 for federal tax purposes and $202,887 will begin to expire in 2029 for state tax purposes. Approximately $235,546 of federal net operating loss included above can be carried forward indefinitely.

As of December 31, 2022, the Company had $184,007 and $127,624 of federal and state net operating losses available to reduce future taxable income, which will begin to expire on 2033 for federal and 2029 for state tax purposes.

The Company also has federal and state research and development tax credit carryforwards of $7,591 and $5,829 as of December 31, 2023 and $6,193 and $4,597 as of December 31, 2022. The federal credits begin to expire in 2034 and the state credits have no expiration date.

Under Section 382 of the Internal Revenue Code of 1986, as amended, the Company’s ability to utilize NOL or other tax attributes, such as research tax credits, in any taxable year, may be limited if the Company has experienced an “ownership change.” Generally, a Section 382 ownership change occurs if there is a cumulative increase of more than 50 percentage points in the stock ownership of one or more stockholders or groups of stockholders who owns at least 5% of a corporation’s stock within a specific testing period. Similar rules may apply under state tax laws. Based on the Section 382 analysis performed through December 31, 2021, the Company concluded all of its NOLs and credits would be available to use as of December 31, 2021, however, future changes in ownership may limit the ability to use tax attributes under Section 382.

The following is a tabular reconciliation of the total amounts of unrecognized tax benefits (in thousands):

	Twelve months ended December 31,
	2023	2022
Unrecognized tax benefits as of the beginning of the year	$2,822	$1,681
Increases related to prior year tax provisions	161	182
Increase related to current year tax provisions	497	959
Unrecognized tax benefits as of the end of the year	$3,480	$2,822

The Company recognizes interest and penalties related to income tax matters as a component of income tax expense. As of December 31, 2023 and December 31, 2022 there was no accrued interest nor penalties related to uncertain tax positions.

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

20.COMMITMENTS AND CONTINGENCIES

Legal Matters—The Company may be subject to legal proceedings and claims that arise in the ordinary course of business. Management is not currently aware of any matters that will have a material effect on the financial position, results of operations, or cash flows of the Company.

21.RELATED PARTIES

From November 2016 to December 2023, the Company had employed a sibling of Mr. Dussan, a director and the Company’s former Chief Technology Officer, who held the position of Director, Human Resources and Sr. Manager of Human Resources during 2023 and 2022, respectively. For the years ended December 31, 2023 and 2022, Mr. Dussan’s sibling received total cash compensation of $149 and $162, respectively. For the years ended December 31, 2023 and 2022, Mr. Dussan’s sibling was granted 2,000 and 750 RSUs, respectively. In addition, he participated in all other benefits that the Company generally offers to all of its employees.

22.SUBSEQUENT EVENTS

Management has evaluated subsequent events through March 26, 2024 and determined that there were no such events requiring recognition or disclosure in the financial statements.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have evaluated the effectiveness of our disclosure controls and procedures as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of December 31, 2023. Based on this evaluation, our principal executive officer and principal financial officer have concluded that these disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2023.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision of and with the participation of our principal executive officer and principal financial officer, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2023 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013). Based on this assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2023.

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

Changes in Internal Control Over Financial Reporting

Other than described above, there was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the annual period ended December 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information
Rule 10b5-1 Trading Plans. During the fourth quarter of the fiscal year ended December 31, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated herein by reference our Proxy Statement for the 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the year ended December 31, 2023.

Item 11. Executive Compensation

The information required by this item is incorporated herein by reference our Proxy Statement for the 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the year ended December 31, 2023.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated herein by reference our Proxy Statement for the 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the year ended December 31, 2023.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated herein by reference our Proxy Statement for the 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the year ended December 31, 2023.

Item 14. Principal Accounting Fees and Services

The information required by this item is incorporated herein by reference our Proxy Statement for the 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the year ended December 31, 2023.

Part IV

Item 15. Exhibits, Financial Statement Schedules
The following documents are filed as part of this report:
1.Financial Statements. The financial statements included in “Index to the Consolidated Financial Statements” in Part II, Item 8 are filed as part of this Annual Report on Form 10-K.

2.Financial Statement Schedules. None.

3.Exhibits. Exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Annual Report on Form 10-K.

Exhibit Number	Description	Form	File Number	Exhibit/Appendix Reference	Filing Date	Filed Herewith
2.1†	Merger Agreement, dated as of February 17, 2021, by and among CF Finance Acquisition Corp. III, Merger Sub and AEye	S-4	333-256058	2.1	5/13/2021
2.2	Amendment to the Merger Agreement, dated as of April 30, 2021, by and among CF Finance Acquisition Corp. III, merger Sub and AEye Technologies.	S-4	333-256058	2.2	5/13/2021
3.1	Second Amended and Restated Certificate of Incorporation of AEye, Inc.	8-K	001-39699	3.1	08/23/2021
3.2	Certificate of Amendment of the Second Amended and Restated Certificate of Incorporation of AEye, Inc.	10-Q	001-39699	3.2	05/11/2023
3.3	Certificate of Amendment to the Company’s Second Amended and Restated Certificate of Incorporation, as amended, filed on December 26, 2023.	8-K	001-39699	3.1	12/29/2023
3.4	Amended and Restated Bylaws of AEye, Inc.	8-K	001-39699	3.2	08/23/2021
4.1	Registration Rights Agreement by and between AEye, Inc. and Tumim Stone Capital LLC, dated December 8, 2021.	8-K/A	001-39699	4.1	12/15/2021
4.2	Warrant Agreement dated November 12, 2020, between Continental Stock Transfer & Trust Company and CF Finance Acquisition Corp. III.	S-4	333-256058	4.1	05/13/2021
4.3	Specimen Warrant Certificate	S-4	333-256058	4.2	05/13/2021
4.5	Description of Securities Registered under Section 12 of the Securities Exchange Act of 1934	10-K	001-39699	4.5	03/28/2022
10.1	Form of PIPE Subscription Agreement	S-4	333-256058	10.1	05/13/2021
10.2	Form of Stockholder Support Agreement, by and among CF Finance Acquisition Corp. III and certain stockholders of AEye, Inc.	8-K	001-39699	10.2	02/17/2021
10.3	Form of Amended and Restated Stockholder Support Agreement, by and among CF Finance Acquisition Corp. III and certain stockholders of AEye, Inc.	S-4	333-256058	10.2	05/13/2021
10.4	Form of Sponsor Support Agreement, by and among CF Finance Acquisition Corp. III, CF Finance Holdings III, LLC and AEye, Inc.	S-4	333-256058	10.3	05/13/2021
10.5	Form of Amendment to Sponsor Support Agreement, by and among CF Finance Acquisition Corp. III, CF Finance Holdings III, LLC and AEye, Inc.	S-4	333-256058	10.4	05/13/2021
10.6	Form of Lock-Up Agreement, by and among CF Finance Acquisition Corp. III, AEye, Inc. and the holder signatory thereto.	S-4	333-256058	10.5	05/13/2021
10.7	Promissory Note dated April 30, 2021.	8-K	001-39699	10.3	05/03/2021
10.8+	Amended and Restated AEye, Inc. 2021 Equity Incentive Plan	AEye, Inc. Definitive Proxy Statement on Schedule 14A	001-39699	Annex B	03/20/2023
10.9+	Form of Indemnification Agreement	8-K	001-39699	10.2	08/23/2021
10.10	Office Lease by and between TRT NOIP DUBLIN LP and the company, dated April 26, 2019.	S-4	333-256058	10.8	05/13/2021
10.11+	Form of Change in Control Severance Agreement	8-K	001-39699	10.1	03/18/2022
10.12	Common Stock Purchase Agreement by and between AEye, Inc. and Tumim Stone Capital LLC, dated December 8, 2021.	8-K/A	001-39699	10.1	12/15/2021
10.13	Registration Rights Agreement, by and among CF Finance Acquisition Corp. III and the investors listed thereto.	S-4	333-256058	10.6	05/13/2021
10.14	Form of Senior Unsecured Convertible Note, dated September 15, 2022	8-K	001-39699	4.1	09/16/2022
10.15	Form of Common Stock Purchase Warrant, dated September 15, 2022	8-K	001-39699	4.2	09/16/2022
10.16	Securities Purchase Agreement by and among AEye, Inc. and 3i, LP, dated September 15, 2022	8-K	001-39699	10.1	09/16/2022
10.17	Registration Rights Agreement by and among AEye, Inc. and 3i, LP, dated September 15, 2022	8-K	001-39699	10.2	09/16/2022
10.18+	Offer Letter by and between the Company and Matthew Fisch, dated January 20, 2023.	8-K	001-39699	10.1	02/01/2023
10.19+	Form Retention Agreement	8-K	001-39699	10.1	11/07/2023
10.20+	AEye, Inc. 2022 Employee Stock Purchase Plan	AEye, Inc. Definitive Proxy Statement on Schedule 14A	001-39699	Annex A	03/31/2022
10.21+	AEye, Inc. 2023 CEO Inducement Grant Plan	S-8	333-270731	10.3	03/22/2023
19.1	Insider Trading Policy effective as of August 3, 2023					X
21.1	List of Significant Subsidiaries					X
23.1	Consent of Deloitte & Touche LLP					X
31.1
Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15(d)-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
						X
31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15(d)-14(a) under the Securities Exchange Act of 1934, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
97.1	AEye, Inc. Dodd-Frank Clawback Policy					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (formatted as Inline XBRL)					X
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

+ Indicates a management contract or compensatory plan or arrangement.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: March 26, 2024

AEye, Inc.

By: /s/ Matthew Fisch
Matthew Fisch
Chief Executive Officer and Chairman of the Board
(Principal Executive Officer)

By: /s/ Conor Tierney
Conor Tierney
Chief Financial Officer and Treasurer
(Principal Financial Officer)

POWER OF ATTORNEY

By signing this Annual Report on Form 10-K below, I hereby appoint each of Matthew Fisch and Conor Tierney as my attorney-in-fact to sign all amendments to this Form 10-K on my behalf, and to file this Form 10-K (including all exhibits and other documents related to the Form 10-K) with the Securities and Exchange Commission. I authorize each of my attorneys-in-fact to (1) appoint a substitute attorney-in-fact for himself and (2) perform any actions that he believes are necessary or appropriate to carry out the intention and purpose of this Power of Attorney. I ratify and confirm all lawful actions taken directly or indirectly by my attorneys-in-fact and by any properly appointed substitute attorneys-in-fact.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

By: /s/ Matthew Fisch
Matthew Fisch
Chief Executive Officer and Chairman of the Board
(Principal Executive Officer)
March 26, 2024

By: /s/ Conor Tierney
Conor Tierney
Chief Financial Officer and Treasurer
(Principal Financial Officer)
March 26, 2024

By: /s/ Timothy J. Dunn
Timothy J. Dunn
Director
March 26, 2024

By: /s/ Luis C. Dussan
Luis C. Dussan
Director
March 26, 2024

By: /s/ Prof. Dr. Bernd Gottschalk
Prof. Dr. Bernd Gottschalk
Director
March 26, 2024

By: /s/ Jonathon B. Husby
Jonathon B. Husby
Director
March 26, 2024

By: /s/ Sue E. Zeifman
Sue E. Zeifman
Director
March 26, 2024