Form 10-Q
period 2024-03-31
AEye, Inc.
filed 2024-05-14
CIK 1818644

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of May 10, 2024, the registrant had 6,629,728 shares of common stock, $0.0001 par value per share, outstanding.

AEye, Inc.
Quarterly Report on Form 10-Q
For the Quarterly Period Ended March 31, 2024

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

These statements are only predictions based on our current expectations and projections about future events. These statements involve known and unknown risks, uncertainties, and other important factors that could cause our actual results, level of activity, performance, or achievements to differ materially from the results, level of activity, performance, or achievements expressed or implied by the forward-looking statements. Given these risks, uncertainties, and other factors, you should not place undue reliance on these forward-looking statements. These factors include the information set forth in Part 1, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 under the heading “Risk Factors,” and Part II, Item 1A, of this Quarterly Report under the heading “Risk Factors,” which we encourage you to carefully read. Although we believe the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, level of activity, performance, or achievements. We undertake no obligation to update any forward-looking statements made in this Form 10-Q to reflect events or circumstances after the date of this Form 10-Q or to reflect new information or the occurrence of unanticipated events, except as required by law.

PART 1. FINANCIAL INFORMATION
Item 1. Financial statements (Unaudited)

AEYE, INC. CONDENSED CONSOLIDATED BALANCE SHEETS (In thousands, except share amounts and par value data)
	March 31, 2024	December 31, 2023
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$9,535	$16,932
Marketable securities	19,374	19,591
Accounts receivable, net	67	131
Inventories, net	557	583
Prepaid and other current assets	1,745	2,517
Total current assets	31,278	39,754
Right-of-use assets	10,862	11,226
Property and equipment, net	339	281
Restricted cash	2,150	2,150
Other noncurrent assets	798	906
Total assets	$45,427	$54,317

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$3,751	$3,442
Accrued expenses and other current liabilities	5,239	6,585
Total current liabilities	8,990	10,027
Operating lease liabilities, noncurrent	14,464	14,858
Other noncurrent liabilities	49	409
Total liabilities	23,503	25,294
COMMITMENTS AND CONTINGENCIES (Note 15)
STOCKHOLDERS’ EQUITY:
Preferred stock—$0.0001 par value: 1,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock—$0.0001 par value: 600,000,000 shares authorized; 6,503,019 and 6,310,090 shares issued and outstanding at March 31, 2024 and December 31, 2023	1	1
Additional paid-in capital	369,781	366,647
Accumulated other comprehensive (loss) income	(4)	10
Accumulated deficit	(347,854)	(337,635)
Total stockholders’ equity	21,924	29,023
Total liabilities and stockholders’ equity	$45,427	$54,317
The accompanying notes are an integral part of these condensed consolidated financial statements.

AEYE, INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (In thousands, except share amounts and per share data) (Unaudited)
	Three months ended March 31,
	2024	2023
REVENUE:
Prototype sales	$20	$125
Development contracts	—	511
Total revenue	20	636
Cost of revenue	263	2,261
Gross loss	(243)	(1,625)
OPERATING EXPENSES:
Research and development	4,532	9,442
Sales and marketing	341	6,268
General and administrative	5,615	8,554
Total operating expenses	10,488	24,264
LOSS FROM OPERATIONS	(10,731)	(25,889)
OTHER INCOME (EXPENSE):
Change in fair value of convertible note and warrant liabilities	2	(810)
Interest income and other	195	277
Interest expense and other	317	176
Total other income (expense), net	514	(357)
Loss before income tax expense	(10,217)	(26,246)
Provision for income tax expense	2	19
Net loss	$(10,219)	$(26,265)
PER SHARE DATA
Net loss per common share (basic and diluted)	$(1.61)	$(4.75)
Weighted average common shares outstanding (basic and diluted)	6,352,835	5,528,862
COMPREHENSIVE LOSS:
Net loss	$(10,219)	$(26,265)
Change in net unrealized gain (loss) on available-for-sale securities, net of tax	(14)	490
Change in fair value due to instrument-specific credit risk, net of tax	—	(21)
Comprehensive loss	$(10,233)	$(25,796)

The accompanying notes are an integral part of these condensed consolidated financial statements.

AEYE, INC. CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY For the three months ended March 31, 2024 and 2023 (In thousands, except share amounts) (Unaudited)
	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
BALANCE—December 31, 2023	—	$—	6,310,090	$1	$366,647	$10	$(337,635)	$29,023
Stock-based compensation	—	—	—	—	3,014	—	—	3,014
Issuance of common stock upon vesting of restricted stock units	—	—	98,623	—	—	—	—	—
Taxes related to net share settlement of equity awards	—	—	(34,694)	—	(45)	—	—	(45)
Issuance of common stock under the Common Stock Purchase Agreement	—	—	129,000	—	165	—	—	165
Other comprehensive loss, net of tax	—	—	—	—	—	(14)	—	(14)
Net loss	—	—	—	—	—	—	(10,219)	(10,219)
BALANCE—March 31, 2024	—	$—	6,503,019	$1	$369,781	$(4)	$(347,854)	$21,924

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
BALANCE—December 31, 2022	—	$—	5,436,637	$1	$345,757	$(1,279)	$(250,509)	$93,970
Stock-based compensation	—	—	—	—	6,513	—	—	6,513
Issuance of common stock upon exercise of options	—	—	68,969	—	391	—	—	391
Issuance of common stock upon vesting of restricted stock units	—	—	99,460	—	—	—	—	—
Taxes related to net share settlement of equity awards	—	—	(44,028)	—	(867)	—	—	(867)
Conversion of convertible note into common stock	—	—	137,947	—	1,755	—	—	1,755
Other comprehensive income, net of tax	—	—	—	—	—	469	—	469
Net loss	—	—	—	—	—	—	(26,265)	(26,265)
BALANCE—March 31, 2023	—	$—	5,698,985	$1	$353,549	$(810)	$(276,774)	$75,966

The accompanying notes are an integral part of these condensed consolidated financial statements.

AEYE, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands) (Unaudited)
	Three months ended March 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(10,219)	$(26,265)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	29	330
Gain on sale of property and equipment, net	—	(53)
Noncash lease expense relating to operating lease right-of-use assets	364	350
Inventory write-downs, net of scrapped inventory	19	208
Change in fair value of convertible note and warrant liabilities	(2)	810
Stock-based compensation	3,014	6,513
Amortization of premiums and accretion of discounts on marketable securities, net of change in accrued interest	(252)	33
Expected credit losses	14	—
Changes in operating assets and liabilities:
Accounts receivable, net	50	494
Inventories, current and noncurrent, net	18	(386)
Prepaid and other current assets	772	2,722
Other noncurrent assets	97	71
Accounts payable	309	(985)
Accrued expenses and other current liabilities	(1,343)	(134)
Operating lease liabilities	(397)	(392)
Other noncurrent liabilities	(358)	—
Contract liabilities	—	(511)
Net cash used in operating activities	(7,885)	(17,195)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(87)	(599)
Proceeds from sale of property and equipment	—	76
Purchases of marketable securities	(6,045)	—
Proceeds from redemptions and maturities of marketable securities	6,500	22,000
Net cash provided by investing activities	368	21,477
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	—	323
Payments for convertible note redemptions	—	(2,300)
Taxes paid related to the net share settlement of equity awards	(45)	(868)
Proceeds from issuance of common stock under the Common Stock Purchase Agreement	165	—
Net cash provided by (used in) financing activities	120	(2,845)
NET (DECREASE) INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(7,397)	1,437
CASH, CASH EQUIVALENTS AND RESTRICTED CASH—Beginning of period	19,082	21,214
CASH, CASH EQUIVALENTS AND RESTRICTED CASH—End of period	$11,685	$22,651
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes	$2	$—
Cash paid for interest	—	85
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Purchases of property and equipment included in accounts payable and accrued liabilities	—	19
Proceeds from exercise of stock options included in prepaid and other current assets	—	68
Conversion of convertible notes and accrued interest into Class A common stock	—	1,755
Taxes related to net share settlement of equity awards included in accrued liabilities	—	3
The accompanying notes are an integral part of these condensed consolidated financial statements.

AEYE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data or otherwise stated)

1.ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

AEye (the “Company” or “AEye”) is a provider of high-performance, active lidar systems for vehicle autonomy, advanced driver-assistance systems (ADAS), and smart industrial applications. AEye’s software-definable 4SightTM Intelligent Sensing Platform combines solid-state active lidar and integrated deterministic artificial intelligence to capture more intelligent information with less data, enabling faster, more accurate, and more reliable perception of the surroundings.

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

Unaudited Condensed Consolidated Financial Statements

The accompanying condensed consolidated financial statements are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial statements and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for fair presentation have been included. The accompanying interim unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes thereto for the year ended December 31, 2023 included in the Company's Annual Report on Form 10-K for the year ended December 31, 2023.

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

The Company has funded its operations primarily through the business combination and issuances of stock. As of March 31, 2024, the Company’s existing sources of liquidity included cash, cash equivalents, and marketable securities of $28,909.

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

As is common in early-stage companies with limited operating histories, the Company is subject to risks and uncertainties such as its ability to develop and commercialize its products; produce and deliver lidar and software products meeting acceptable performance metrics; attract new and retain existing customers; develop, obtain, or progress strategic partnerships; secure an automotive OEM design win; secure additional capital to support the business plan; and other risks and uncertainties such as those described in Part II, Item 1A of this Quarterly Report on Form 10-Q.

Since its inception, the Company has incurred net losses and negative cash flows from operations. As of March 31, 2024, the Company had an accumulated deficit of $347,854. For the three months ended March 31, 2024 and 2023, the Company incurred a net loss of $10,219 and $26,265, respectively, and the Company had net cash outflows from operating activities of $7,885 and $17,195, respectively. As of March 31, 2024, the Company had $28,909 of cash and marketable securities. As the Company is still in its early stages, it is expected to incur additional operating losses and negative cash flows as it continues to focus on achieving commercialization of its lidar solutions.

When conditions and events, in the aggregate, impact an entity’s ability to continue as a going concern, management evaluates the mitigating effect of its plans to determine if it is probable that the plans will be effectively implemented, and, when implemented, the plans will mitigate the relevant conditions or events.

The decision in late 2023 by the Company's former Tier 1 partner, Continental AG, to discontinue its joint lidar development program with the Company, may have a material and adverse effect on the Company's business, which is predicated on licensing its lidar designs and other intellectual property to Tier 1 partners. Primarily, the Company is dependent upon raising additional capital to provide the cash necessary to continue the Company's ongoing operations. Should the Company not be able to do so, the Company will require alternative sources of liquidity to continue its operations over the next 12 months. The Company plans to adjust spending in order to preserve and extend liquidity, and has plans which would further reduce operating expenses and cash outlays. The Company believes that these plans alleviate substantial doubt about the Company's ability to continue as a going concern, which will result in adequate cash flows to support its ongoing operations for at least one year following the date these financial statements are issued.

Based upon the results of management’s assessment, which has been performed as of May 14, 2024, these condensed consolidated financial statements have been prepared on a going concern basis.

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

In connection with the Reverse Stock Split, there was no change to the number of shares authorized or in the par value per share of common stock of $0.0001. Accordingly, all historical per share data, number of shares issued and outstanding, stock awards, and other common stock equivalents for the periods presented in the accompanying condensed consolidated financial statements and notes thereto have been adjusted retroactively, where applicable, to reflect the Reverse Stock Split.

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

The Company’s accounts receivable are derived from customers located in the U.S., Europe, and Asia-Pacific. The Company mitigates its credit risks by performing ongoing credit evaluations of its customers’ financial conditions. The Company generally does not require collateral.

Recent Accounting Pronouncements

In December 2023, the Financial Accounting Standards Board ("FASB"), issued Accounting Standards Update ("ASU") 2023-09, Income Taxes (Topic 740) - Improvements to Income Tax Disclosures to increase the transparency and usefulness of income tax information through improvements to the income tax disclosures primarily related to the rate reconciliation and income taxes paid information. The guidance is effective for fiscal years beginning after December 15, 2024. The Company is currently in the process of evaluating the effects of the new guidance.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. This standard requires public companies, including entities with a single reportable segment, to disclose information about their reportable segments’ significant expenses and other items on an interim and annual basis to provide more transparency about the expenses they incur from revenue generating business units. The new standard is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024 on a retrospective basis, with early adoption permitted. The Company does not expect the adoption of the new standard to have a material effect on its consolidated financial statements.

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

The Company’s financial assets and liabilities measured at fair value on a recurring basis and the level of inputs used for such measurements were as follows (in thousands):

	Fair Value Measured as of March 31, 2024 Using:
	Adjusted Cost	Unrealized losses	Fair Value	Cash and Cash Equivalent	Marketable Securities
Assets
Level 1
Money market funds	$8,761	$—	$8,761	$8,761	$—
Level 2
Corporate bonds	7,493	(3)	7,490	—	7,490
Commercial paper	7,907	(1)	7,906	—	7,906
U.S. Government securities	3,978	—	3,978	—	3,978
Total financial assets	$28,139	$(4)	$28,135	$8,761	$19,374
Liabilities
Level 2
Private placement warrant liability	$—	$—	$—	$—	$—
Level 3
Derivative warrant liability	—	—	24	—	—
Total financial liabilities	$—	$—	$24	$—	$—

	Fair Value Measured as of December 31, 2023 Using:
	Adjusted Cost	Unrealized gains	Fair Value	Cash and Cash Equivalent	Marketable Securities
Assets
Level 1
Money market funds	$16,377	$—	$16,377	$16,377	$—
Level 2
Corporate bonds	2,880	1	2,881	—	2,881
Commercial paper	8,809	5	8,814	—	8,814
U.S. Government securities	7,892	4	7,896	—	7,896
Total financial assets	$35,958	$10	$35,968	$16,377	$19,591
Liabilities
Level 2
Private placement warrant liability	$—	$—	$—	$—	$—
Level 3
Derivative warrant liability	—	—	26	—	—
Total financial liabilities	$—	$—	$26	$—	$—

The Company’s financial assets and liabilities subject to fair value procedures were comprised of the following:

Money Market Funds: The Company holds financial assets consisting of money market funds. These securities are valued using observable inputs, such as quoted prices in active markets for identical assets or liabilities.

Marketable Securities: The Company holds financial assets consisting of fixed-income U.S. government agency securities, corporate bonds, and commercial paper. The securities are valued using prices from independent pricing services based on quoted prices of identical instruments in less active or inactive markets. Additionally, quoted prices of similar instruments in active market or industry models using data inputs such as interest rates and prices that can be directly observed or corroborated in active markets are used to value marketable securities.

Derivative Warrant Liability: On September 15, 2022, the Company entered into a convertible note agreement with a face value of $10,500 (the "2022 Note"). The Company’s derivative warrant liability includes the warrants that were issued by the Company as part of the 2022 Note. The warrants are recorded on the condensed consolidated balance sheets at fair value. The fair value is based on unobservable inputs, which represent Level 3 measurements within the fair value hierarchy. The fair value estimate of the warrants was based on a Monte-Carlo simulation model. Inherent in a Monte-Carlo simulation model are assumptions related to price, volatility, risk-free interest rate, term to expiration, and dividend yield. The price is based on the publicly traded price of the Company’s common stock as of the measurement date. The Company estimated the volatility for the warrants based on the historical and implied volatilities of the Company's publicly traded common stock. The risk-free interest rate is based on interpolated U.S. Treasury rates, commensurate with a similar term to the warrants. The term to expiration was calculated as the contractual term of the warrants of 4 years. Finally, the Company does not currently anticipate paying a dividend. Any changes in these assumptions can change the valuation significantly. Changes in fair value are recognized in other income (expense) for each reporting period. Derivative Warrant Liability is included within other noncurrent liabilities on the condensed consolidated balance sheets.

Private Placement Warrant Liability: The Private Placement Warrants are recorded on the condensed consolidated balance sheets at fair value. The fair value is based on observable Level 2 inputs, specifically, the observable input of the Company's public warrants, as terms of both warrants are substantially similar. Any changes in the fair value of the liability are reflected in other income (expense), net, on the condensed consolidated statements of operations and comprehensive loss. Private Placement Warrant liability is included within other noncurrent liabilities on the condensed consolidated balance sheets.

For the three months ended March 31, 2024, there were no net transfers between Level 1 and Level 2 inputs.

The following table presents a summary of the changes in fair value of the Company’s Level 3 financial instruments for the three months ended March 31, 2024 (in thousands):

Derivative Warrant Liability
Balance at December 31, 2023	$26
Change in fair value included in other income (expense), net	(2)
Balance at March 31, 2024	$24

The key inputs into the Monte-Carlo simulation model for the derivative warrant liability valued at March 31, 2024 are as follows:

March 31, 2024
Expected term (years)	2.4
Expected volatility	234.8%
Risk-free interest rate	4.5%
Dividend yield	—%
Exercise price	$105.00

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

3.CASH, CASH EQUIVALENTS, AND RESTRICTED CASH

Cash, cash equivalents, and restricted cash as of March 31, 2024 and December 31, 2023 were as follows (in thousands):

	March 31, 2024	December 31, 2023
	(unaudited)
Cash and cash equivalents	$9,535	$16,932
Restricted cash	2,150	2,150
Total cash, cash equivalents, and restricted cash	$11,685	$19,082

4. INVENTORIES

Inventory, net of write-downs, as of March 31, 2024 and December 31, 2023 were as follows (in thousands):

	March 31, 2024	December 31, 2023
	(unaudited)
Raw materials	$388	$405
Work in-process	153	159
Finished goods	16	19
Total inventory, net	$557	$583

The Company also had $197 and $208 of non-current inventory (raw materials), net of write-downs, classified within other noncurrent assets on the condensed consolidated balance sheet as of March 31, 2024 and December 31, 2023, respectively.

The Company's current and non-current inventory as of March 31, 2024 and December 31, 2023 was written down by $5,025 and $5,062, respectively, in order to reduce inventory to the lower of cost or net realizable value.

5.PREPAID AND OTHER CURRENT ASSETS

Prepaid and other current assets as of March 31, 2024 and December 31, 2023 were as follows (in thousands):

	March 31, 2024	December 31, 2023
	(unaudited)
Prepaid expenses	$1,612	$2,386
Advances to suppliers	79	79
Other	54	52
Total prepaid and other current assets	$1,745	$2,517

As of March 31, 2024 and December 31, 2023, the Company recorded a loss on advances to suppliers of $1,385 associated with the winding down of its existing industrial product as part of its revised strategic plan. See Note 13, Restructuring, for further details.

6.     LEASES

The components of operating lease expenses for the three months ended March 31, 2024 and 2023 are as follows (in thousands):

	Three months ended March 31,
	2024	2023
Operating lease cost	$589	$602
Variable lease cost	84	79
Total operating lease cost	$673	$681

Maturities of lease liabilities are as follows (in thousands):

Operating leases
Years ending - December 31:	(Unaudited)
2024 (remaining nine months)	$1,852
2025	2,484
2026	2,559
2027	2,636
2028	2,716
Thereafter	8,400
Total lease payments	20,647
Less amount to discount to present value	(3,771)
Present value of lease liabilities	$16,876

7.    CONVERTIBLE NOTES

2022 Convertible Note

On September 14, 2022, the Company entered into a Securities Purchase Agreement, or SPA, with an investor allowing for the sale and issue of up to two convertible notes, each with a principal balance of $10,500 and gross cash proceeds of $10,000, for a total of $20,000 in proceeds between the two issuances (each, a "Note Closing"). The first Note Closing ("First Closing") occurred on September 15, 2022, and the Company entered into a Senior Unsecured Convertible Note with the investor pursuant to which the Company issued to the investor one convertible note ("2022 Note") with a principal balance of $10,500 for net cash proceeds of $9,850. As part of the First Closing, the Company also issued warrants to the investor. The second Note Closing ("Second Closing") could have occurred up to March 15, 2024, upon which the Company's right to effect a Second Closing automatically terminated. As of March 15, 2024, the Company did not effect a Second Closing.

The 2022 Note bore interest at an annual rate of 5.0%, in addition to an original issue discount of 4.76%, and had an initial a maturity date of March 15, 2024 (“Maturity Date”).

Beginning December 14, 2022, and the first trading day of each subsequent month (each a "Monthly Redemption Date" or an "Installment Date"), the Company was required to redeem the Monthly Redemption Amount until the 2022 Note was fully redeemed. The Monthly Redemption Amount, in most instances, was 1/15th of the original principal amount, plus any amount accelerated pursuant to the 2022 Note, accrued but unpaid interest, and late fees, if any. The principal and interest could be settled in cash or, so long as certain equity conditions were met and at the option of the Company, shares of common stock and was payable together with the Monthly Redemption Amount.

If the Company elected to settle the Monthly Redemption Amount in shares of common stock, the number of shares to be settled was based on an Installment Conversion Price equal to the lower of (i) $2.50 or (ii) 95% of the lowest daily volume weighted average price of the common stock during the five (5) trading days immediately preceding the applicable Monthly Redemption Date. If the Company elected to settle the Monthly Redemption Amount in cash, the Monthly Redemption Amount would have included a 5% premium.

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

If either the relevant Installment Conversion Price or Acceleration Conversion Price, as applicable, was less than $9.00 per share, then a Conversion Floor Price Condition existed and the Company must deliver to the investor the Conversion Installment Floor Amount in cash, in addition to the required number of shares, which were valued at $9.00 regardless of the actual trading price of the Company’s shares. The Conversion Installment Floor Amount was an amount in cash equal to the product obtained by multiplying (A) the higher of (i) the highest price that the common stock traded at on the Trading Day immediately preceding the relevant Share Delivery Date and (ii) the applicable Installment Conversion Price or Acceleration Conversion Price and (B) the difference obtained by subtracting (i) the number of shares of common stock delivered to the investor on the applicable Share Delivery Date with respect to such Conversion from (ii) the quotient obtained by dividing (x) the applicable Installment or Acceleration amount subject to such Conversion, by (y) the applicable Installment Conversion Price. Interest payments were also trued-up in cash when the value of the Company’s shares was below $9.00 per share.

The Company elected to apply the fair value option to the measurement of the 2022 Note. As a result of adopting the fair value option, no embedded derivatives were bifurcated from the 2022 Note. The Company classified the 2022 Note as a liability at fair value and remeasured the 2022 Note to fair value at each reporting period. The fair value measurement included the assumption of accrued interest and expense and thus a separate amount was not reflected on the condensed consolidated statement of operations.

The 2022 Note was fully settled through Monthly Redemptions and Accelerations in 2023. As part of the debt extinguishment, the Company reclassified the accumulated change in fair value due to instrument-specific credit risk out of accumulated other comprehensive loss on the condensed consolidated balance sheet and into interest expense and other on the condensed consolidated statement of operations.

8. INTEREST EXPENSE AND OTHER

Interest expense and other for the three months ended March 31, 2024 and 2023 consisted of the following (in thousands):

	Three months ended March 31,
	2024	2023
Amortization of premiums (accretion of discounts) on marketable securities, net	$(271)	$(188)
Expected credit losses	14	—
Other	(60)	12
Interest expense and other	$(317)	$(176)

9.    ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The changes in accumulated other comprehensive income (loss) by component for the three months ended March 31, 2024 and 2023 are as follows (in thousands):

Unrealized gains (losses) on available-for-sale securities
Balance at December 31, 2023	$10
Other comprehensive loss, net of tax	(14)
Balance at March 31, 2024	$(4)

	Unrealized gains (losses) on available-for-sale securities	Change in fair value due to instrument-specific credit risk	Total
Balance at December 31, 2022	$(1,254)	$(25)	$(1,279)
Other comprehensive income (loss), net of tax	490	(21)	469
Balance at March 31, 2023	$(764)	$(46)	$(810)

10.    NET LOSS PER SHARE

The following table sets forth the basic and diluted net loss per share attributable to common stockholders for the periods presented (in thousands, except per share data):

	Three months ended March 31,
	2024	2023
Numerator:
Net loss attributable to common stockholders	$(10,219)	$(26,265)
Denominator:
Weighted average common shares outstanding- Basic	6,352,835	5,528,862
Weighted average common shares outstanding- Diluted	6,352,835	5,528,862

Net loss per share attributable to common stockholders - Basic and Diluted	$(1.61)	$(4.75)

Due to net losses for the three months ended March 31, 2024 and 2023, basic and diluted net loss per share were the same, as the effect of all potentially dilutive securities would have been anti-dilutive. The following table sets forth the anti-dilutive common share equivalents for the periods listed:

	Three months ended March 31, 2024
	2024	2023
Common stock options issued and outstanding	205,910	681,584
Unvested restricted stock units	494,216	625,786
Warrants	319,443	319,443
Common Stock Purchase Agreement	842,180	990,681
Conversion of convertible notes	—	569,328
ESPP	33,655	67,586
Total	1,895,404	3,254,408

11.    STOCK-BASED COMPENSATION

The following table summarizes stock-based compensation expense recorded in each financial statement line item in the Company’s condensed consolidated statements of operations and comprehensive loss for the three months ended March 31, 2024 and 2023 (in thousands):

	Three months ended March 31,
	2024	2023
Cost of revenue	$—	$61
Research and development	1,209	2,278
Sales and marketing	182	1,368
General and administrative	1,623	2,806
Total stock-based compensation	$3,014	$6,513

The Company uses the Monte-Carlo simulation model to estimate the grant date fair value of awards with a market condition, which requires the input of subjective assumptions such as expected term, expected stock price volatility, risk-free interest rate and dividend yield as discussed below.

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

There were no awards granted with a market condition during the three months ended March 31, 2024.

12.    REVENUE

Sale of Prototypes

The Company recorded revenue for prototype sales of $20 and $125 in the three months ended March 31, 2024 and 2023, respectively. The Company does not incur significant contract costs in fulfilling or obtaining their contracts with customers.

Development Contracts

The Company has entered into research and development contracts with companies primarily in the automotive industry. The Company assessed the number of performance obligations associated with the promises under each agreement, primarily the delivery of customized 4SightTM perception-related goods and services, and recognized $0 and $511 in revenue for performance obligations satisfied during the three months ended March 31, 2024 and 2023, respectively, in the condensed consolidated statements of operations and comprehensive loss.

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

	Three months ended March 31,
	2024	2023
Revenue by primary geographical market:
United States	$15	$547
Europe	5	32
Asia-Pacific	—	57
Total	$20	$636

Revenue by timing of recognition:
Recognized at a point in time	$20	$125
Recognized over time	—	511
Total	$20	$636

Contract Liabilities

The Company does not have any contract liabilities as of March 31, 2024 and December 31, 2023.

The following table shows the significant changes in contract liabilities balance for the three months ended March 31, 2024 and 2023 (in thousands):

	Three months ended March 31,
	2024	2023
Beginning balance	$—	$987
Revenue recognized that was included in the contract liabilities beginning balance	—	(511)
Ending balance	$—	$476

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

13.    Restructuring

In 2023, the Company implemented a revised strategic plan, which focused on key products and critical customer engagements in the Automotive market, and aligned the Company's operations with evolving business needs by focusing on a transition from research and development to the commercialization of the Company's automotive products, while winding down the existing industrial product and reducing fixed operating costs.

As a result of the implementation of the revised strategic plan, the Company recorded restructuring charges of $123 and $1,253 in the three months ended March 31, 2024 and 2023, respectively, primarily relating to one-time employee termination benefits. Restructuring-related liabilities are included in accrued expenses and other current liabilities in the condensed consolidated balance sheets.

Restructuring activity is summarized as follows as of March 31, 2024 (in thousands):

	One-time employee termination benefits	Losses on purchase commitments	Other	Total
Balance as of December 31, 2023	$402	$233	$56	$691
Charges	18	105	—	123
Cash payments	(220)	(2)	(23)	(245)
Balance as of March 31, 2024	$200	$336	$33	$569

Restructuring charges were included in the condensed consolidated statements of operations and comprehensive loss during the three months ended March 31, 2024 and 2023 as follows (in thousands):

	Three months ended March 31,
	2024	2023
Cost of revenue	$105	$50
Research and development	—	503
Sales and marketing	18	513
General and administrative	—	187
Total restructuring charges	$123	$1,253

14.    INCOME TAXES

For the three months ended March 31, 2024 and 2023, the Company recognized $2 and $19 provision for income taxes, respectively. The income tax rates vary from the federal and state statutory rates due to the valuation allowances on the Company's net operating losses and foreign tax rate differences. The Company computes its quarterly income tax provision by using a forecasted annual effective tax rate and adjusts for any discrete items arising during the quarter.

15.    COMMITMENTS AND CONTINGENCIES

Legal matters

The Company may be subject to legal proceedings and claims that arise in the ordinary course of business. Management is not currently aware of any matters that will have a material effect on the financial position, results of operations, or cash flows of the Company.

16.    RELATED PARTIES

From November 2016 to December 2023, the Company employed a sibling of Mr. Dussan, a director and the Company’s former Chief Technology Officer, who held the position of Director, Human Resources during 2023. For the three months ended March 31, 2023, Mr. Dussan’s sibling received total cash compensation of $41 and was granted 333 RSUs. In addition, he participated in all other benefits that the Company generally offers to all of its employees. There were no related party transactions for the three months ended March 31, 2024.

17.    SUBSEQUENT EVENTS

Management has evaluated subsequent events through May 14, 2024 and determined that there were no such events requiring recognition or disclosure in the financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that are based on current expectations, estimates, assumptions, and projections about our industry, business, and future financial results. Our actual results and the timing of events may differ materially from those described in or implied by these forward-looking statements due to a number of factors, including those discussed below and those set forth under “Risk Factors” herein and other filings we make with the SEC from time to time. Unless the context otherwise requires, references in this Management’s Discussion and Analysis of Financial Condition and Results of Operations to “we,” “our,” “us,” and “AEye,” refer to the business and operations of AEye, Inc.

Overview

This overview provides a high-level discussion of our operating results and some of the trends that affect our business. We believe that an understanding of these trends is important to understanding our financial results for the three months ended March 31, 2024, as well as our future prospects. This summary is not intended to be exhaustive, nor is it intended to be a substitute for the detailed discussion and analysis provided elsewhere in this Quarterly Report, including our condensed consolidated financial statements and accompanying notes.

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

In connection with the Reverse Stock Split, there was no change to the number of shares authorized or in the par value per share of $0.0001. Accordingly, unless we indicate otherwise, all historical per share data, number of shares issued and outstanding, stock awards, and other common stock equivalents for the periods presented in this Quarterly Report on Form 10-Q have been adjusted retroactively, where applicable, to reflect the Reverse Stock Split.

Key Factors Affecting AEye’s Operating Results

We believe that our future performance and success depends to a substantial extent on our ability to capitalize on the opportunities described herein, which in turn are subject to significant risks and challenges, including those discussed below, and the risk factors described in the section of this Quarterly Report on Form 10-Q entitled “Risk Factors.”

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

Market Trends and Uncertainties

We anticipate future demand for our 4SightTM Intelligent Sensing Platform will come from two major markets - Automotive and Industrial. In the near term, we anticipate concentrating on the Automotive market by more effectively leveraging our business model, focusing on advanced driver-assistance systems, or ADAS, autonomous driving, and commercial trucking. In the longer term, we will look for opportunities in the Industrial market, such as in the railway and intelligent transportation systems, or ITS, segments, when it becomes cost-effective to do so based on higher volume production in the Automotive market. This provides us with multiple opportunities for sustained growth by enabling new applications and product features across these market segments. However, as our customers continue their R&D projects to commercialize solutions that rely on lidar technology, it is difficult to estimate the timing of ultimate end markets and customer adoption. In the Automotive market for example, which accounted for 0% and 81% of revenue in the three months ended March 31, 2024 and 2023, respectively, our growth and financial performance will be heavily influenced by our ability to successfully integrate into OEM programs that require years of development, testing, and validation. Because of the size and complexity of these OEM programs, having Tier 1 partnerships would provide a substantial competitive advantage over our competitors given their large scale, mass-production capabilities, and existing OEM customer relationships. The decision by our former Tier 1 partner, Continental, to discontinue our joint lidar development program could have a material and adverse effect on our business, if we are unable to find one or more Tier 1 automotive suppliers to replace Continental in a timely manner, as our business model is predicated on licensing our lidar designs and other intellectual property to Tier 1 automotive suppliers. Our primary focus in the Automotive market is on ADAS for passenger and commercial vehicle autonomy, particularly highway autonomy applications. We believe that growth in that market is driven by both more stringent safety regulations and consumer demand for vehicles offering increased safety and advanced driver assist features. We will need to anticipate and adapt to any changes in the regulatory environment, as well as changes in consumer demand in order to take advantage of this opportunity.

As is common in early-stage companies with limited operating histories, we are subject to risks and uncertainties such as those described in Part II, Item 1A of this Quarterly Report on Form 10-Q. Since inception, we have incurred net losses and negative cash flows from operations and expect to continue incurring losses until after we reach commercialization. We are dependent upon raising additional capital to provide the cash necessary to continue our ongoing operations. Should we not be to do so, we will require alternative sources of liquidity to continue our operations for the next 12 months. We plan to adjust spending in order to preserve and extend liquidity, and has plans which would further reduce operating expenses and cash outlays. We believe that these plans can be successfully implemented, which would likely result in adequate cash flows to support our ongoing operations for at least one year from the date of this Quarterly Report on Form 10-Q.

Partnerships and Commercialization

Our technology is designed to be a key enabler in certain Automotive and Industrial market applications. Because our technology must be integrated into a broader solution by our customers, it is critical that we achieve design wins with these customers. The time to achieve a design wins varies based on the market and application. We consider design wins to be critical to our future success, although the revenue that may be generated by each design win and the time necessary to achieve such a win can vary significantly, making it difficult to predict our financial performance. In the Industrial market, our strategy has been to sell our lidar solutions to customers utilizing components that are sourced, in part, from the Tier 2 automotive supply chain and assembled by our contract manufacturing partners. In the Automotive market, we will utilize a licensing model with Tier 1 suppliers that would generate a royalty for us and, hence, can be more easily replicated with multiple Tier 1 suppliers. As the Tier 2 automotive supply chain matures, we intend to leverage those suppliers, and the volume created for the Automotive market, to participate in the Industrial market. With that in mind, in the fourth quarter of 2023, we made the decision to wind down our existing product line for the Industrial market and curtail support until we achieve sufficient scale in our automotive products, which we believe represents our largest market opportunity. If we fail to achieve sufficient scale in our automotive products, we may not be in a position to reenter the Industrial market in the time frame we expect, or at all. In addition, as discussed above, the decision by our former Tier 1 partner, Continental, to discontinue our joint lidar development program could have a material and adverse effect on our business.

We believe our revenue and profitability will also be dependent upon our success in licensing our technology to Tier 1 automotive suppliers, such as our previous partner, Continental, which represented 0% and 81% of revenue in the three months ended March 31, 2024 and 2023, respectively, that intend to use our technology in volume production of lidar sensors for OEMs. Delays of autonomy programs by OEMs that we are currently or will be working with through our Tier 1 partners could result in us being unable to achieve our revenue and profitability targets in the timeframe we anticipate.

Restructuring

In 2023, we implemented a revised strategic plan, which focused on key products and critical customer engagements in the Automotive market, and aligned our operations with evolving business needs by focusing on our transition from research and development to the commercialization of our automotive products, while winding down our existing industrial product and reducing fixed operating costs.

Gross Margin

Our gross margins will depend on numerous factors, including, among others, the selling price of our products, pricing of our development contracts with customers, royalty rates on licenses we grant to our customers, unit volumes, product mix, component costs, personnel costs, contract manufacturing costs, overhead costs, and product features. Our gross margins have in the past been, and may continue to be, negatively impacted by inventory write-downs. As an example, in 2023, we recorded inventory write-downs of $7,005 relating to the transition to certain higher grade components in our automotive products as well as the winding down of our existing product line for the Industrial market. In the future, we expect to generate attractive gross margins from licensing our lidar technology and software to our Tier 1 partners in the Automotive market. We also anticipate being able to leverage on our foundation in the Automotive market to move to other markets.

To date, our revenue has been generated through development contracts with OEMs and Tier 1 suppliers, as well as unit sales of our products to Industrial customers. These development contracts primarily focus on customization of our proprietary 4SightTM product capabilities to our customers’ applications, typically involving software implementation to assist with sensor connection and control, customization of scan patterns, and enhancement of particular perception capabilities to meet specific customer needs. In general, development contracts that require more complex configurations have higher prices. We expect development contracts to remain a significant part of our business in the near-term, but represent a smaller share of our total revenue over time, as we increase our focus on technology licensing in the Automotive market and over time leverage the economies of scale we achieve to move into other markets including the Industrial Market.

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

Components of Results of Operations

Total Revenues

We categorize our revenue as (1) prototype sales and (2) development contracts. In 2024 and 2023, our prototype sales revenue primarily related to unit sales of our 4SightTM product. Revenue from prototype sales is typically recognized at a point in time when the control of goods is transferred to the customer, generally upon delivery or shipment to the customer.

Development contracts represented the majority of our total revenues in 2023. Revenue from development and/or collaboration arrangement contracts are earned from R&D activities and collaboration with OEMs and Tier 1 suppliers. These contracts primarily focus on customization of our proprietary 4SightTM capabilities to our customers’ applications, typically involving software implementation to assist with sensor connection and control, customization of scan patterns, and enhancement of perception capabilities to meet specific customer needs. Revenue from development contracts is recognized when we satisfy performance obligations in the contract, which can result in recognition at either a point in time or over time. This assessment is made at the outset of the arrangement for each performance obligation.

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
•insurance premiums, software and computer equipment costs, general office expenses; and
•allocated overhead expenses.

We expect our G&A expenses to be reduced as a result of our revised strategic plan with a reduced workforce and consolidated global footprint. We also plan to manage spending with vendors more effectively to support our revised strategic plan to manage costs.

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

Interest Income, Interest Expense and Other

Interest income and other consists primarily of interest earned on our cash, cash equivalents, and marketable securities. These amounts will vary based on our cash and cash equivalents balances and market rates. Interest income and other also includes gains on sale of property and equipment. Interest expense and other consists primarily of convertible note issuance costs, amortization of premiums, and accretion of discounts on marketable securities, net.

Results of Operations

Comparison of the three months ended March 31, 2024 and 2023

The results of operations presented below should be reviewed in conjunction with the condensed consolidated financial statements and notes included elsewhere in this report. The following table sets forth our consolidated results of operations data for the three months ended March 31, 2024 and 2023 (in thousands, except for percentages):

	Three Months Ended March 31,		Change	Change
	2024	2023	$	%
Prototype sales	$20	$125	$(105)	(84)%
Development contracts	—	511	(511)	(100)%
Total revenue	20	636	(616)	(97)%
Cost of revenue	263	2,261	(1,998)	(88)%
Gross loss	(243)	(1,625)	1,382	(85)%
Research and development	4,532	9,442	(4,910)	(52)%
Sales and marketing	341	6,268	(5,927)	(95)%
General and administrative	5,615	8,554	(2,939)	(34)%
Total operating expenses	10,488	24,264	(13,776)	(57)%
Loss from operations	(10,731)	(25,889)	15,158	(59)%
Change in fair value of convertible note and warrant liabilities	2	(810)	812	(100)%
Interest income and other	195	277	(82)	(30)%
Interest expense and other	317	176	141	80%
Total other income (expense), net	514	(357)	871	(244)%
Loss before income tax expense	(10,217)	(26,246)	16,029	(61)%
Provision for income tax expense	2	19	(17)	(89)%
Net loss	$(10,219)	$(26,265)	$16,046	(61)%

Revenue

Prototype Sales

Prototype sales decreased by $105, or 84%, to $20 for the three months ended March 31, 2024, from $125 for the three months ended March 31, 2023. This was primarily due to a decrease in units sold of our 4Sight™-based industrial product due to our focus on key automotive milestones in the Automotive market.

Development Contracts

Development contracts decreased by $511, or 100%, to $0 for the three months ended March 31, 2024, from $511 for the three months ended March 31, 2023. The decrease was primarily due to the termination of a contract with a Tier 1 automotive supplier in the fourth quarter of 2023.

Cost of Revenue

Cost of revenue decreased by $1,998, or 88%, to $263 for the three months ended March 31, 2024, from $2,261 for the three months ended March 31, 2023. This decrease was primarily due to fewer units sold in the current period due to the wind-down of our existing industrial product and also no development contract costs as we fulfilled our obligations on a Tier 1 automotive supplier contract in the fourth quarter of 2023.

Operating Expenses

Research and Development

Research and development expenses decreased by $4,910, or 52%, to $4,532 for the three months ended March 31, 2024, from $9,442 for the three months ended March 31, 2023. This decrease was primarily driven by the implementation of our revised strategic plan, with decreases in personnel costs of $2,392, stock-based compensation expense of $1,069, third party research and development work of $675, engineering parts and lab equipment expense of $446, and information technology and facilities expense of $130.

Sales and Marketing

Sales and marketing expenses decreased by $5,927, or 95%, to $341 for the three months ended March 31, 2024, from $6,268 for the three months ended March 31, 2023. This decrease was primarily driven by the implementation of our revised strategic plan, with decreases in personnel costs of $2,563, stock-based compensation of $1,186, trade show, marketing, and consultant spend of $1,579, travel and entertainment expense of $307, and information technology and facilities expense of $254.

General and Administrative

General and administrative expenses decreased by $2,939, or 34%, to $5,615 for the three months ended March 31, 2024, from $8,554 for the three months ended March 31, 2023. This decrease was primarily driven by the implementation of our revised strategic plan, with decreases in stock-based compensation of $1,184, personnel costs of $765, accounting, legal, and consulting fees of $511, insurance of $392, and travel and entertainment expense of $84.

Change in Fair Value of Convertible Note and Warrant Liabilities

Change in fair value of convertible note and warrant liabilities decreased by $812, or 100%, to a gain of $2 for the three months ended March 31, 2024, from a loss of $810 for the three months ended March 31, 2023. This decrease was primarily due to settlement of the 2022 Note in the third quarter of 2023.

Interest Income and Other

Interest income and other decreased by $82, or 30%, to $195 for the three months ended March 31, 2024, from $277 for the three months ended March 31, 2023. This decrease was primarily due to less interest earned on our marketable securities in the current period.

Interest Expense and Other

Interest expense and other decreased by $141, or 80%, to a gain of $317 for the three months ended March 31, 2024, from a gain of $176 for the three months ended March 31, 2023. This increase was primarily due to a favorable increase in accretion of discounts on marketable securities, resulting in a net decrease within amortization of premiums and accretion of discounts on marketable securities, net, of $83, and favorable increase in foreign exchange gain of $72.

Provision for Income Tax Expense

Provision for income tax expenses decreased to $2 for the three months ended March 31, 2024, from $19 for the three months ended March 31, 2023. This change is due to changes in pretax income (loss) in the U.S. and certain foreign entities and changes in tax rates.

Net Loss

Net loss decreased by $16,046, or 61%, to $10,219 for the three months ended March 31, 2024, from $26,265 for the three months ended March 31, 2023. This decrease was primarily due to decreases in operating expenses following restructuring and cost reduction efforts in connection with our revised strategic plan as announced during 2023.

Liquidity and Capital Resources

Sources of Liquidity

Our capital requirements will depend on many factors, including, but not exclusively, sales volume and timing of revenue, our efforts to find a replacement Tier 1 automotive supplier and the timing of an OEM design win, our ability to extend our cash runway based on the restructuring initiatives announced in the previous year, the timing and extent of spending to support R&D efforts, how quickly we can commercialize our products, and market adoption of new and enhanced products and features. As of March 31, 2024, our cash, cash equivalents, and marketable securities totaled $28,909. For the three months ended March 31, 2024 and 2023, we had a net loss of $10,219 and $26,265, respectively. We anticipate that we will continue to incur losses for at least the next several years.

To date, our principal sources of liquidity have been proceeds received from the issuance of equity. In December 2021, we entered into a Common Stock Purchase Agreement, or CSPA, with Tumim Stone Capital LLC, or Tumim Stone, pursuant to which we have the right, but not the obligation, to issue and sell to Tumim Stone over a 36-month period, up to $125,000 of our common stock. On May 6, 2022, we filed a Registration Statement on Form S-1, which related to the offer and resale of up to 1,028,847 shares of our common stock to be purchased by Tumim Stone, pursuant to the CSPA. As of March 31, 2024, 196,754 shares have been issued under this CSPA. In September 2022, we entered into a Securities Purchase Agreement, or SPA, with an investor allowing for the sale and issuance of up to two convertible notes, each with cash proceeds of $10,000, for a total of $20,000 in proceeds between the two issuances (each, a "Note Closing"). On September 15, 2022, we closed the first Note Closing with the investor and received cash proceeds of $9,850 (net of fees paid to the investor). On March 15, 2024, our right to effect a Second Closing under the SPA terminated. On September 26, 2023, the U.S. Securities and Exchange Commission declared our registration statement on Form S-3 to be effective (the "Shelf Registration"). The Shelf Registration may be used by us to raise up to $200,000 through one or more offerings of our securities over a period of three years. Although we have not yet utilized the Shelf Registration to offer securities, we intend to do so when market conditions are appropriate to support continued execution on our key automotive milestones. Until we can generate sufficient revenue from the sale of our products to cover operating expenses, working capital, and capital expenditures, we expect the funds raised in the business combination with CF Finance Acquisition Corp. III and PIPE financing, the CSPA and SPA, as well as any future funds from the CSPA, the Shelf Registration, and other potential sources of capital, to fund our near-term cash needs.

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

Accounting Standards Codification, or ASC, Subtopic 205-40, Presentation of Financial Statements - Going Concern, requires us to assess our ability to meet our future financial obligations as they become due within one year after the date that the financial statements are issued. Despite the recent restructuring initiatives, we expect that our expenses will continue to exceed our operating income and, as a result, we may need additional capital resources to fund our operations. We believe that the net proceeds from the business combination with CF Finance Acquisition Corp. III and PIPE financing, CSPA, SPA, and Shelf Registration, together with our existing cash, cash equivalents, and marketable securities and implementation of our plans should we be unable to secure additional financing or find one or more replacement Tier 1 partners will sufficiently alleviate the risk of substantial doubt about our ability to continue as a going concern and will enable us to fund our operating expenses, working capital, and capital expenditure requirements for a period of at least twelve months from the date of this Quarterly Report on Form 10-Q. For additional discussion of our plans, see Note 1 in the Notes to the Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report on Form 10-Q. If our cash needs are greater than we anticipate, we may be required to reduce our operating expenses even further or raise additional capital sooner. Reducing our operating expenses could be very challenging for us, since we have already undertaken significant operating expense reductions; further reductions could adversely impact our business operations. Given the current macroeconomic environment, OEMs appear to be more cautious about their capital spending and investments into new technologies and as a result we have seen the timelines delayed for certain opportunities which may negatively impact the time for us to reach positive cash flows from operations. Our plans for the use of cash in the long-term (beyond twelve months from this Quarterly Report on Form 10-Q) are primarily related to funding operating expenses to support the commercialization of our products. For additional information regarding our cash requirements from lease obligations and contractual obligations, see Notes 6 and 15 to the Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report on Form 10-Q.

On March 10, 2023, Silicon Valley Bank, or SVB, was closed by the California Department of Financial Protection and Innovation, and the Federal Deposit Insurance Corporation, or FDIC, was appointed as receiver. On March 27, 2023, First Citizens Bank entered into a whole bank purchase of SVB. We had, and continue to have, deposit accounts at SVB. The standard deposit insurance amount is up to $250 per depositor, per insured bank, for each account ownership category. We do not maintain any other material accounts or lines of credit with SVB. Although we continue to maintain an operating account at SVB, we subsequently established operating accounts at other financial institutions to mitigate the risks associated with any one financial institution's potential risk of insolvency or receivership.

Cash Flow Summary

	Three months ended March 31,
	2024	2023
	(in thousands)
Net cash provided by (used in):
Operating activities	$(7,885)	$(17,195)
Investing activities	$368	$21,477
Financing activities	$120	$(2,845)

Operating Activities

For the three months ended March 31, 2024, net cash used in operating activities was $7,885. Factors affecting our operating cash flows during this period were net loss of $10,219, amortization of premiums and accretion of discounts on marketable securities, net of $252, offset by stock-based compensation of $3,014, and noncash lease expense of $364. Within operating activities, the net changes in operating assets and liabilities were cash used of $852, primarily driven by decreases in accrued expenses and other liabilities, operating lease liabilities, and other noncurrent liabilities of $1,343, $397 and $358, respectively. Cash used was offset by cash provided by a decrease in prepaid and other current assets of $772 and an increase in accounts payable of $309.

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

Investing Activities

For the three months ended March 31, 2024, net cash provided by investing activities was $368. The primary factors affecting net cash provided by investing activities during this period were proceeds from redemptions and maturities of marketable securities of $6,500, offset by the purchases of marketable securities of $6,045 and purchases of property and equipment of $87.

For the three months ended March 31, 2023, net cash provided by investing activities was $21,477. The primary factor affecting net cash provided by investing activities during this period were the proceeds from redemptions and maturities of marketable securities of $22,000, offset by purchases of property and equipment of $599.

Financing Activities

For the three months ended March 31, 2024, net cash provided by financing activities was $120. The primary factors affecting our financing cash flows during this period were proceeds from the exercise of the CSPA of $165, partially offset by payments for taxes related to net settlement of equity awards of $45.

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

During the three months ended March 31, 2024, there were no significant changes in our critical accounting policies and estimates as compared to those previously disclosed in "Critical Accounting Policies and Estimates" in "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in our 2023 Annual Report on Form 10-K.

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

Recent Accounting Pronouncements

See Note 1 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for recently adopted accounting pronouncements as of the date of this Quarterly Report on Form 10-Q.

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

Interest Rate Risk

As of March 31, 2024, we had cash, cash equivalents, and marketable securities of $28,909, which consisted primarily of deposits in our bank accounts, money market funds, and marketable securities. Such interest-earning instruments carry a degree of interest rate risk. Our investment policy is focused on the preservation of capital and supporting our liquidity needs. We invest in highly rated securities, while limiting the amount of credit exposure to any one issuer other than the U.S. government. A hypothetical 10% change in interest rates would not have a material impact on our financial condition or results of operations due to the short-term nature of our cash, cash equivalents and marketable securities.

Credit Risk

Our concentration of credit risk is determined by evaluating each customer and each vendor that accounts for more than 10% of our accounts receivable and accounts payable, respectively. As of March 31, 2024, there were two customers each accounting for 10% or more of our accounts receivable and one vendor accounting for 10% or more of our accounts payable.

We perform credit evaluations as needed and generally do not require collateral for our customers. We analyze accounts receivable, historical percentages of uncollectible accounts, and changes in payment history when evaluating the adequacy of the allowance for doubtful accounts for potential credit losses on customers’ accounts. At March 31, 2024 and 2023, we did not have any write-offs and recorded a provision of $14 and $0 for expected credit losses, respectively.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures that are designed to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have evaluated the effectiveness of our disclosure controls and procedures as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of March 31, 2024. Based on this evaluation, our principal executive officer and principal financial officer have concluded that these disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2024.

Management’s Report on Internal Controls Over Financial Reporting

As discussed in our 2023 Annual Report on Form 10-K, we concluded that our internal control over financial reporting was effective as of December 31, 2023.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarterly period ended March 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
Item 1. Legal Proceedings
From time to time, we may become involved in actions, claims, suits, and other legal proceedings arising in the ordinary course of our business, including assertions by third parties relating to intellectual property infringement, breaches of contract or warranties, stockholder litigation, or employment-related matters. We are not currently a party to any actions, claims, suits, or other legal proceedings the outcome of which, if determined adversely to us, would individually or in the aggregate have a material effect on our business, financial condition, and results of operations.

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

•We expect to continue investing in R&D and commercializing new products,albeit at a reduced amount compared to prior years, which could significantly reduce our profitability and may never result in revenue to us.

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

We have incurred net losses in each year since our inception. In the three months ended March 31, 2024 and 2023, we incurred net losses of approximately $10.2 million and $26.3 million, respectively. We expect that we will continue to incur significant losses through at least the next few years as we:

•continue to utilize our third-party partners for design, testing and commercialization;

•expand our operations and supply chain capabilities to produce our lidar components and systems, including costs associated with outsourcing the production, which, in some instances, requires significant upfront payments by us;

•expand our design, development and commercialization;

•build up inventories of parts and components for our lidar solutions; and

•maintain a level of general and administrative spending to meet the requirements of operating as a public company.

As of March 31, 2024, we had an accumulated deficit of approximately $347.9 million. Even if we are able to increase sales or licensing of our products, there can be no assurance that we will be commercially successful. Since we will incur the costs and expenses from these efforts prior to receiving incremental revenues with respect thereto, our losses in future periods will be significant. In the past, design wins, the first step towards commercialization with a particular OEM, have taken longer than originally expected. Such delays, including delays that may occur in the future, will impact the timing of our revenue. If our products do not achieve sufficient market acceptance, we will not become profitable. If we fail to become profitable, or if we are unable to fund our continuing losses, we may be unable to continue our business operations. There can be no assurance that we will ever achieve or sustain profitability.

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

Additionally, under current SEC regulations, if at the time we file this Quarterly Report on Form 10-Q our public float is less than $75 million, and for so long as our public float remains less than $75 million, the amount we can raise through primary public offerings of securities in any twelve-month period using shelf registration statements is limited to an aggregate of one-third of our public float, which is referred to as the “baby shelf” rules.

We expect our public float to be below $75 million at the time we file our Quarterly Report on Form 10-Q. As such, we will be limited by the baby shelf rules until such time as our public float exceeds $75 million, which means we only have the capacity to sell shares up to one-third of our public float under shelf registration statements in any twelve-month period. If our public float decreases, the amount of securities we may sell under our Form S-3 shelf registration statement will also decrease. We will remain constrained by the baby shelf rules under our Form S-3 shelf registration statement until such time as our public float exceeds $75 million, at which time, the number of securities we may sell under a Form S-3 registration statement will no longer be limited by the baby shelf rules.

Any restructuring actions and cost reduction initiatives that we undertook, or may undertake in the future, may not deliver the results we expect, and these actions may adversely affect our business.

In 2023, we have implemented multiple restructuring actions aimed at focusing the organization on the commercialization of our automotive products, while reducing fixed operating costs, including the elimination of our internal sales and marketing teams. Our capital light business model allows us to leverage one or more Tier 1 partners and their manufacturing capabilities, supply chains, OEM relationships, and sales teams to bring our products to market. With the loss of the Continental relationship in late 2023, we no longer have a Tier 1 partner. Moreover, our recent restructurings could result in disruptions to our operations and adversely affect our business and our ability to obtain another Tier 1 partner. For example, we are actively working with a potential new Tier 1 partner to pursue multiple RFQ opportunities and if our restructuring actions impede our ability to win these awards, this could materially impact our business. In addition, we cannot be sure that the cost reduction initiatives will be successful in reducing our overall expenses to the extent anticipated, or that unexpected costs will not offset any such reductions or related initiatives. If our operating costs are higher than we expect, or if we do not maintain adequate control of our costs and expenses, our operating results could be materially and adversely affected.

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

Our quarterly financial results may fluctuate as a result of a variety of factors, many of which are outside of our control and may not fully reflect the underlying performance of our business. These fluctuations could adversely affect our ability to meet our expectations or those of securities analysts, ratings agencies, or investors. If we do not meet these expectations for any period, the value of our business and our securities, could decline significantly. Factors that may cause these quarterly fluctuations include, without limitation:

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

•non-routine write-downs of inventory;

•one-time termination benefits and other restructuring costs;

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

Automotive OEMs, like many manufacturers, are price sensitive to components used in their end products. We and our Tier 1 suppliers are sensitive to the cost we quote to such automotive OEMs to mitigate the risk of being eliminated from contention based solely on price. Despite our efforts, and the efforts of our Tier 1 suppliers, to reduce the overall cost of our products, we are not always able to achieve the cost targets we are seeking. The inability to reach our cost targets could have a material adverse impact on our ability to gain market acceptance for our products, regardless of the ability of our products to achieve the automotive OEMs’ specifications.

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

We expect to continue investing in R&D and commercializing new products, albeit at a reduced amount compared to prior years, which could significantly reduce our profitability and may never result in revenue to us.

Our future growth depends on penetrating new markets, adapting existing products to new applications and customer requirements, achieving volume-based component price reductions, and introducing new products that achieve market acceptance. We expect to continue to incur R&D costs as part of our efforts to design, develop, manufacture, and commercialize new products and enhance existing products. Our R&D expenses were approximately $4.5 million and $9.4 million during the three months ended March 31, 2024 and 2023, respectively, and may increase in the future. Because we account for R&D as an operating expense, these expenditures will adversely affect our results of operations in the future. Further, our R&D program may not produce successful results, and our new products may not achieve market acceptance, create additional revenue, or become profitable.

Although we believe that lidar is an essential technology for autonomous vehicles and other emerging applications, market adoption of lidar is uncertain. If market adoption of lidar does not continue to develop, or adoption is deferred, or otherwise develops more slowly than we expect, our business will be adversely affected.

While our artificial intelligence-driven lidar-based sensing system can be applied to different use cases across end markets, approximately 0% and 81% of our revenue during the three months ended March 31, 2024 and 2023, respectively, was generated from automotive applications with few customers in the aerospace, delivery, shuttle, railway, mining, and aviation sectors. Despite the fact that the automotive industry has expended considerable effort to research and test lidar products for ADAS and autonomous driving applications, the automotive industry may not introduce lidar products in commercially available vehicles on a time frame that matches our expectations, or at all. We have experienced a number of instances where potential automotive OEMs have delayed their programs for the inclusion of lidar in their end products. We continually study emerging and competing sensing technologies and methodologies and we may incorporate new sensing technologies to our product portfolio over time. However, lidar products remain relatively new and it is possible that other sensing modalities, or a new disruptive modality based on new or existing technologies, including a combination of technologies, will achieve acceptance or leadership in the ADAS and autonomous driving space. Even if lidar products are used in initial generations of autonomous driving technology and ADAS products, we cannot guarantee that lidar products will be designed into or included in subsequent generations of such commercialized technology. The speed of market adoption and growth for ADAS or autonomous vehicles is difficult, if not impossible, to predict, and it is more difficult to predict this market’s future growth in light of the economic consequences of the lingering effects of the COVID-19 pandemic and other macroeconomic factors. Although we currently believe we have a differentiated market leading technology for the autonomous vehicle market, by the time mass market adoption of autonomous vehicle technology is achieved, we expect competition among providers of sensing technology based on lidar and other modalities to increase substantially. If, by the time autonomous vehicle technology achieves mass market adoption, commercialization of lidar products is not successful, or not as successful as we or the market expects, or if other sensing modalities gain acceptance by developers of ADAS products, automotive OEMs, regulators, safety organizations, or other market participants, our business, results of operations, and financial condition will be materially and adversely affected.

Over the longer term, we believe that our overall revenue growth, if any, will depend in part on our ability to expand within new markets such as aerospace and defense, shuttle, delivery vehicle, drone, railway, intelligent transport, mining, and other markets as they emerge. Each of these markets presents distinct risks and, in many cases, requires that we expend resources to address the particular requirements of that market. Addressing these requirements can be time-consuming and costly. The market for lidar technology is relatively new, rapidly developing, and unproven in many markets or industries. Many of our prospective customers are still in the testing and development phases and we cannot be certain that they will commercialize products or systems with our lidar products, or at all. We cannot be certain that lidar will be sold into these markets, or that lidar will be sold into any markets at scale. Adoption of lidar products, including our products, will depend on numerous factors, including whether the technological capabilities of lidar and lidar-based products meet users’ current or anticipated needs, whether the benefits associated with designing lidar into larger sensing systems outweighs the costs, complexity, and time needed to deploy such technology or replace or modify existing systems that may have used other modalities, such as cameras and radar, whether users in other applications can move beyond the testing and development phases and proceed to commercializing systems supported by lidar technology and whether lidar developers, such as us, can keep pace with the expected rapid technological change in certain developing markets, and the global response to the lingering effects of the COVID-19 pandemic, and other macroeconomic factors, and the length of any associated economic recovery. If lidar technology does not achieve commercial success, or if adoption of lidar is deferred or the market otherwise develops at a pace slower than we expect, our business, results of operations, and financial condition will be materially and adversely affected.

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

We may face risks associated with our reliance on certain deterministic artificial intelligence and machine learning models.

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

Sales to international customers accounted for 25% and 14% of our revenue during the three months ended March 31, 2024 and 2023, respectively. International operations are subject to a number of other risks, including:

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

Inventory levels in excess of customer demand may result in inventory write-downs or write-offs and the sale of excess inventory at discounted prices, which would adversely affect our financial results, including our gross margin, and have a negative effect on our brand. In the past, including in the fourth quarter of 2023, we took inventory write-downs for obsolete and excess components associated with our decision to wind down our industrial product line. Conversely, if we underestimate customer demand for our products, we, or our manufacturing partners, may not be able to deliver products to meet our requirements, and this could result in damage to our brand and customer relationships, and adversely affect our revenue and operating results.

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

Although we have and continue to pursue a broad customer base, we are dependent on a collection of customer relationships which are currently in development with strong purchasing power. For the three months ended March 31, 2024 and 2023, Continental AG accounted for approximately 0% and 81% of our revenue, respectively. At the end of 2023, Continental informed us of their decision to end our existing arrangement as our Tier 1 partner. The loss of business from any of our major customers (whether by lower overall demand for our products, component shortages that impact our customers’ production plans or product development plans, cancellation of existing contracts or product orders, or the failure to design in our products, or an award of initial or new business) could have a material adverse effect on our business.

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

Similarly, suppliers and other third parties will be less likely to invest time and resources in developing business relationships with us if they are not convinced that our business will succeed. Accordingly, in order to build and maintain our business, we must maintain confidence among customers, suppliers, analysts, ratings agencies, and others in our products, long-term financial viability, and business prospects. Maintaining such confidence may be particularly complicated by certain factors including those that are largely outside of our control, such as our limited operating history, our ability to continue to raise funding for ourselves until we reach profitability, customer familiarity with our lidar solutions, any delays in scaling production, delivery, and service operations to meet demand, competition, uncertainty regarding the future of autonomous vehicles, and our production and sales performance compared with market expectations.

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

In December 2021, we entered into the CSPA with Tumim Stone pursuant to which Tumim Stone committed to purchase, subject to certain limitations, up to $125 million of our common stock should we elect to sell our common stock to them. On May 6, 2022, we filed a Registration Statement on Form S-1, which originally related to the offer and resale of up to 30,865,419 shares of our common stock, or 1,028,847 shares of our common stock following the Reverse Stock Split, to be purchased by Tumim Stone, pursuant to the CSPA. Should we decide to sell our common stock to Tumim Stone, stockholders will experience dilution of their interest in us, which dilution will be heightened if the price at which we sell common stock is low, as there is no minimum price at which we can sell our common stock under the CSPA. Moreover, under the CSPA, with some exceptions, we can only sell to Tumim Stone the lesser of: (i) a total of 1,028,847 post-split shares of our common stock or (ii) a number of shares where Tumim Stone would own no more than 9.99% of our outstanding shares, which at May 10, 2024 we had 6,629,728 total shares outstanding. At values below $121.50 per share post-split, we would likely not be in a position to realize the full commitment of $125 million under the CSPA and existing stockholders would experience significant dilution. As of March 31, 2024, the Company has issued 196,754 post-split shares of its common stock under the CSPA for proceeds of $3.2 million. Therefore, the actual number of shares we will be able to sell to Tumim Stone, the amount of dilution our stockholders will experience upon the sale of our common stock under the CSPA, and the total proceeds that we will derive from such sales, cannot be determined at this time.

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

Competition for highly skilled personnel is often intense, especially in the San Francisco Bay Area, where we are headquartered, and we may incur significant costs to attract the highly skilled personnel we require. We may not be successful in attracting, integrating, or retaining qualified personnel to fulfill our current or future needs. We have, from time to time, experienced, and we expect to continue to experience, difficulty in hiring and retaining highly skilled employees with appropriate qualifications, especially those with engineering skills. Our ability to attract and retain the highly skilled personnel we require has been further hampered by the overall reductions in personnel we have implemented, which places more responsibility on fewer individuals, our focus on cash conservation, which has limited our ability to provide increases in compensation, and the decline in our stock price, which has decreased the retention value of the stock awards we have made to our employees. In addition, our equity plan is not well funded. We have asked stockholders to approve an increase in the number of shares issuable under our equity plan at the 2024 annual meeting of stockholders. Should stockholders fail to approve such addition, we may be unable to issue sufficient equity to our employees, thereby decreasing our ability to retain them. Even if stockholders approve additional shares, the retention value of such shares may be insufficient to adequately retain some or all of our employees. Moreover, with the personnel reductions we have implemented, it may create, in some instances, single points of failure, such that if certain individuals voluntarily resign from the Company, it may adversely impact, or significantly delay, our ability to bring our products to market, which would severely impact our operations and have an adverse impact on our business prospects.

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
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
Rule 10b5-1 Trading Plans. For the three months ended March 31, 2024, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement" as each term is defined in Item 408(a) of Regulation S-K.

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

Dated: May 14, 2024

AEye, Inc.

By: /s/ Matthew Fisch
Matthew Fisch
Chief Executive Officer and Chairman of the Board
(Principal Executive Officer)

By: /s/ Conor Tierney
Conor Tierney
Chief Financial Officer and Treasurer
(Principal Financial Officer)