Form 10-Q
period 2024-06-30
AEye, Inc.
filed 2024-08-07
CIK 1818644

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission file number 333-259554

AEye, Inc.

(Exact name of registrant as specified in its charter)

Delaware	37-1827430
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4670 Willow Road, Suite 125, Pleasanton, CA	94588
(Address of Principal Executive Offices)	(Zip Code)

(925) 400-4366

Registrant’s telephone number, including area code

One Park Place, Suite 200, Dublin, CA 94568

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

As of August 5, 2024, the registrant had 8,613,086 shares of common stock, $0.0001 par value per share, outstanding.

AEye, Inc.

Quarterly Report on Form 10-Q

For the Quarterly Period Ended June 30, 2024

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

PART 1. FINANCIAL INFORMATION

Item 1. Financial statements (Unaudited)

AEYE, INC. CONDENSED CONSOLIDATED BALANCE SHEETS (In thousands, except share amounts and par value data)

	June 30, 2024	December 31, 2023
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$11,215	$16,932
Marketable securities	16,774	19,591
Accounts receivable, net	7	131
Inventories, net	382	583
Prepaid and other current assets	1,793	2,517
Total current assets	30,171	39,754
Right-of-use assets	10,499	11,226
Property and equipment, net	459	281
Restricted cash	2,150	2,150
Other noncurrent assets	735	906
Total assets	$44,014	$54,317

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$3,678	$3,442
Accrued expenses and other current liabilities	5,178	6,585
Contract liabilities	74	—
Total current liabilities	8,930	10,027
Operating lease liabilities, noncurrent	14,064	14,858
Convertible note	146	—
Other noncurrent liabilities	64	409
Total liabilities	23,204	25,294
COMMITMENTS AND CONTINGENCIES (Note 15)
STOCKHOLDERS’ EQUITY:
Preferred stock—$0.0001 par value: 1,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock—$0.0001 par value: 600,000,000 shares authorized; 8,437,733 and 6,310,090 shares issued and outstanding at June 30, 2024 and December 31, 2023	1	1
Additional paid-in capital	376,658	366,647
Accumulated other comprehensive (loss) income	(8)	10
Accumulated deficit	(355,841)	(337,635)
Total stockholders’ equity	20,810	29,023
Total liabilities and stockholders’ equity	$44,014	$54,317

The accompanying notes are an integral part of these condensed consolidated financial statements.

AEYE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except share amounts and per share data)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
REVENUE:
Prototype sales	$6	$245	$26	$370
Development contracts	26	326	26	837
Total revenue	32	571	52	1,207
Cost of revenue	160	1,911	423	4,172
Gross loss	(128)	(1,340)	(371)	(2,965)
OPERATING EXPENSES:
Research and development	3,838	5,897	8,370	15,339
Sales and marketing	67	2,604	408	8,872
General and administrative	4,223	6,345	9,838	14,899
Total operating expenses	8,128	14,846	18,616	39,110
LOSS FROM OPERATIONS	(8,256)	(16,186)	(18,987)	(42,075)
OTHER INCOME (EXPENSE):
Change in fair value of convertible note and warrant liabilities	(15)	(116)	(13)	(926)
Interest income and other	228	301	423	578
Interest expense and other	56	(11)	373	165
Total other income (expense), net	269	174	783	(183)
Loss before income tax expense	(7,987)	(16,012)	(18,204)	(42,258)
Provision for income tax expense	—	19	2	38
Net loss	$(7,987)	$(16,031)	$(18,206)	$(42,296)
PER SHARE DATA
Net loss per share (basic and diluted)	$(1.16)	$(2.74)	$(2.80)	$(7.51)
Weighted average shares outstanding (basic and diluted)	6,874,454	5,855,866	6,499,089	5,632,091
COMPREHENSIVE LOSS:
Net loss	$(7,987)	$(16,031)	$(18,206)	$(42,296)
Change in net unrealized gain (loss) on available-for-sale securities, net of tax	(4)	420	(18)	910
Change in fair value due to instrument-specific credit risk, net of tax	—	—	—	(21)
Comprehensive loss	$(7,991)	$(15,611)	$(18,224)	$(41,407)

The accompanying notes are an integral part of these condensed consolidated financial statements.

AEYE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the six months ended June 30, 2024 and 2023

(In thousands, except share amounts)

(Unaudited)

					Additional	Accumulated Other		Total
	Preferred Stock		Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
BALANCE—December 31, 2023	—	$—	6,310,090	$1	$366,647	$10	$(337,635)	$29,023
Stock-based compensation	—	—	—	—	3,014	—	—	3,014
Issuance of common stock upon vesting of restricted stock units	—	—	98,623	—	—	—	—	—
Taxes related to net share settlement of equity awards	—	—	(34,694)	—	(45)	—	—	(45)
Issuance of common stock under the Common Stock Purchase Agreement	—	—	129,000	—	165	—	—	165
Other comprehensive loss, net of tax	—	—	—	—	—	(14)	—	(14)
Net loss	—	—	—	—	—	—	(10,219)	(10,219)
BALANCE—March 31, 2024	—	$—	6,503,019	$1	$369,781	$(4)	$(347,854)	$21,924
Stock-based compensation	—	—	—	—	1,740	—	—	1,740
Issuance of common stock upon exercise of options	—	—	44,255	—	134	—	—	134
Issuance of common stock upon vesting of restricted stock units	—	—	167,143	—	—	—	—	—
Taxes related to net share settlement of equity awards	—	—	(1,292)	—	(2)	—	—	(2)
Issuance of common stock under the Common Stock Purchase Agreements	—	—	1,693,929	—	5,395	—	—	5,395
Stock issuance costs related to Common Stock Purchase Agreements	—	—	—	—	(416)	—	—	(416)
Issuance of common stock through Employee Stock Purchase Plan	—	—	30,679	—	26	—	—	26
Other comprehensive loss, net of tax	—	—	—	—	—	(4)	—	(4)
Net loss	—	—	—	—	—	—	(7,987)	(7,987)
BALANCE—June 30, 2024	—	$—	8,437,733	$1	$376,658	$(8)	$(355,841)	$20,810

					Additional	Accumulated Other		Total
	Preferred Stock		Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity

BALANCE—December 31, 2022	—	$—	5,436,637	$1	$345,757	$(1,279)	$(250,509)	$93,970
Stock-based compensation	—	—	—	—	6,513	—	—	6,513
Issuance of common stock upon exercise of options	—	—	68,969	—	391	—	—	391
Issuance of common stock upon vesting of restricted stock units	—	—	99,460	—	—	—	—	—
Taxes related to net share settlement of equity awards	—	—	(44,028)	—	(867)	—	—	(867)
Conversion of convertible note into common stock	—	—	137,947	—	1,755	—	—	1,755
Other comprehensive income, net of tax	—	—	—	—	—	469	—	469
Net loss	—	—	—	—	—	—	(26,265)	(26,265)
BALANCE—March 31, 2023	—	$—	5,698,985	$1	$353,549	$(810)	$(276,774)	$75,966
Stock-based compensation	—	—	—	—	4,110	—	—	4,110
Issuance of common stock upon vesting of restricted stock units	—	—	85,416	—	—	—	—	—
Taxes related to net share settlement of equity awards	—	—	(29,861)	—	(181)	—	—	(181)
Conversion of convertible note into common stock	—	—	270,666	—	1,254	—	—	1,254
Issuance of common stock through Employee Stock Purchase Plan	—	—	22,137	—	118	—	—	118
Other comprehensive income, net of tax	—	—	—	—	—	420	—	420
Net loss	—	—	—	—	—	—	(16,031)	(16,031)
BALANCE—June 30, 2023	—	$—	6,047,343	$1	$358,850	$(390)	$(292,805)	$65,656

The accompanying notes are an integral part of these condensed consolidated financial statements.

AEYE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six months ended June 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(18,206)	$(42,296)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	56	666
Gain on sale of property and equipment, net	—	(52)
Noncash lease expense relating to operating lease right-of-use assets	727	706
Impairment of right-of-use assets	—	47
Inventory write-downs, net of scrapped inventory	112	544
Change in fair value of convertible note and warrant liabilities	13	926
Stock-based compensation	4,754	10,623
Amortization of premiums and accretion of discounts on marketable securities, net of change in accrued interest	(428)	(65)
Expected credit losses	34	—
Changes in operating assets and liabilities:
Accounts receivable, net	90	327
Inventories, current and noncurrent, net	89	(2,502)
Prepaid and other current assets	724	2,884
Other noncurrent assets	171	(2,164)
Accounts payable	108	282
Accrued expenses and other current liabilities	(1,402)	(785)
Operating lease liabilities	(799)	(749)
Contract liabilities	74	(837)
Other noncurrent liabilities	(358)	—
Net cash used in operating activities	(14,241)	(32,445)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(234)	(808)
Proceeds from sale of property and equipment	—	96
Purchases of marketable securities	(15,173)	—
Proceeds from redemptions and maturities of marketable securities	18,400	35,850
Net cash provided by investing activities	2,993	35,138
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	134	391
Proceeds from the issuance of convertible note	146	—
Payments for convertible note redemptions	—	(4,973)
Taxes paid related to the net share settlement of equity awards	(47)	(1,051)
Proceeds from issuance of common stock under the Common Stock Purchase Agreements	5,560	—
Stock issuance costs related to the Common Stock Purchase Agreements	(288)	—
Proceeds from issuance of common stock through the Employee Stock Purchase Plan	26	118
Net cash provided by (used in) financing activities	5,531	(5,515)
NET DECREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(5,717)	(2,822)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH—Beginning of period	19,082	21,214
CASH, CASH EQUIVALENTS AND RESTRICTED CASH—End of period	$13,365	$18,392
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes	$1	$10
Cash paid for interest	—	106
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Purchases of property and equipment included in accounts payable and accrued liabilities	—	48
Conversion of convertible notes and accrued interest into Class A common stock	—	3,009
Stock issuance costs included in accounts payable and accrued liabilities	128	—
Taxes related to net share settlement of equity awards included in accrued liabilities	—	1

The accompanying notes are an integral part of these condensed consolidated financial statements.

AEYE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data or otherwise stated)

1.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

AEye, formerly known as CF Finance Acquisition Corp. III (“CF III”), was originally incorporated in Delaware on March 15, 2016 under the name CF SPAC Re Inc. On February 17, 2021, AEye Technologies, Inc., then known as AEye, Inc., entered into an Agreement and Plan of Merger with CF III. Based on CF III’s business activities, it was a “shell company” as defined under the Securities Exchange Act of 1934, as amended. On August 16, 2021, the business combination contemplated by the Agreement and Plan of Merger was closed and CF III changed its name to AEye, Inc.

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

The Company has funded its operations primarily through the business combination and issuances of stock. As of June 30, 2024, the Company’s existing sources of liquidity included cash, cash equivalents, and marketable securities of $27,989.

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

Since its inception, the Company has incurred net losses and negative cash flows from operations. As of June 30, 2024, the Company had an accumulated deficit of $355,841. For the six months ended June 30, 2024 and 2023, the Company incurred a net loss of $18,206 and $42,296, respectively, and the Company had net cash outflows from operating activities of $14,241 and $32,445, respectively. As of June 30, 2024, the Company had $27,989 of cash, cash equivalents, and marketable securities. As the Company is still in its early stages, it is expected to incur additional operating losses and negative cash flows as it continues to focus on achieving commercialization of its lidar solutions.

When conditions and events, in the aggregate, impact an entity’s ability to continue as a going concern, management evaluates the mitigating effect of its plans to determine if it is probable that the plans will be effectively implemented, and, when implemented, the plans will mitigate the relevant conditions or events.

The Company is dependent upon raising additional capital to provide the cash necessary to continue its ongoing operations. The Company has been able to do so; for example, during the second quarter of 2024 it was able to raise $5,541 in gross proceeds from financing activities. Should the Company not be able to raise additional capital, the Company will require alternative sources of liquidity to continue its operations over the next 12 months. In those circumstances, the Company would also plan to adjust spending in order to preserve and extend liquidity, and has plans to further reduce operating expenses and cash outlays should it need to. The Company believes that these plans can be successfully implemented and alleviate substantial doubt about the Company's ability to continue as a going concern, which will result in adequate cash flows to support its ongoing operations for at least one year following the date these financial statements are issued.

Based upon the results of management’s assessment, which has been performed as of August 7, 2024, these condensed consolidated financial statements have been prepared on a going concern basis.

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

Concentration of Credit Risk

Financial instruments which potentially subject the Company to concentration of credit risk consist primarily of cash, cash equivalents, and marketable securities, and accounts receivable. The Company places its cash and cash equivalents with major financial institutions, which management assesses to be of high credit quality, to limit the exposure of each investment. The Company’s marketable securities have investment grade ratings when purchased, which mitigates risk.

The Company’s accounts receivable are derived from customers located in the U.S., Europe, and Asia-Pacific. The Company mitigates its credit risks by performing ongoing credit evaluations of its customers’ financial conditions. The Company generally does not require collateral.

Recent Accounting Pronouncements

In December 2023, the Financial Accounting Standards Board ("FASB"), issued Accounting Standards Update ("ASU") 2023-09, Income Taxes (Topic 740) - Improvements to Income Tax Disclosures, to increase the transparency and usefulness of income tax information through improvements to the income tax disclosures primarily related to the rate reconciliation and income taxes paid information. The guidance is effective for fiscal years beginning after December 15, 2024. The Company is currently in the process of evaluating the effects of the new guidance.

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

2.	FAIR VALUE MEASUREMENTS

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

The Company's financial instruments that are not remeasured at fair value include accounts receivable, prepaid and other current assets, accounts payable, accrued expenses, other current liabilities, and convertible note. The carrying values of these financial instruments approximate their fair values.

The Company’s financial assets and liabilities measured at fair value on a recurring basis and the level of inputs used for such measurements were as follows (in thousands):

	Fair Value Measured as of June 30, 2024 Using:
	Adjusted Cost	Unrealized Losses	Fair Value	Cash and Cash Equivalent	Marketable Securities
Assets
Level 1
Money market funds	$9,464	$—	$9,464	$9,464	$—
Level 2
Corporate bonds	10,062	(3)	10,059	1,272	8,787
Commercial paper	6,135	(5)	6,130	—	6,130
U.S. Government securities	1,857	—	1,857	—	1,857
Total financial assets	$27,518	$(8)	$27,510	$10,736	$16,774
Liabilities
Level 2
Private placement warrant liability	$—	$—	$—	$—	$—
Level 3
Derivative warrant liability	—	—	39	—	—
Total financial liabilities	$—	$—	$39	$—	$—

	Fair Value Measured as of December 31, 2023 Using:
	Adjusted Cost	Unrealized Gains	Fair Value	Cash and Cash Equivalent	Marketable Securities
Assets
Level 1
Money market funds	$16,377	$—	$16,377	$16,377	$—
Level 2
Corporate bonds	2,880	1	2,881	—	2,881
Commercial paper	8,809	5	8,814	—	8,814
U.S. Government securities	7,892	4	7,896	—	7,896
Total financial assets	$35,958	$10	$35,968	$16,377	$19,591
Liabilities
Level 2
Private placement warrant liability	$—	$—	$—	$—	$—
Level 3
Derivative warrant liability	—	—	26	—	—
Total financial liabilities	$—	$—	$26	$—	$—

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

Derivative Warrant Liability: On September 15, 2022, the Company entered into a convertible note agreement with a face value of $10,500 (the "2022 Note"). The Company’s derivative warrant liability includes the warrants that were issued by the Company as part of the 2022 Note. The warrants are recorded on the condensed consolidated balance sheets at fair value. The fair value is based on unobservable inputs, which represent Level 3 measurements within the fair value hierarchy. The fair value estimate of the warrants was based on a Monte-Carlo simulation model. Inherent in a Monte-Carlo simulation model are assumptions related to price, volatility, risk-free interest rate, term to expiration, and dividend yield. The price is based on the publicly traded price of the Company’s common stock as of the measurement date. The Company estimated the volatility for the warrants based on the historical and implied volatilities of the Company's publicly traded common stock. The risk-free interest rate is based on interpolated U.S. Treasury rates, commensurate with a similar term to the warrants. The term to expiration was calculated as the contractual term of the warrants of four years. Finally, the Company does not currently anticipate paying a dividend. Any changes in these assumptions can change the valuation significantly. Changes in fair value are recognized in other income (expense) for each reporting period. Derivative Warrant Liability is included within other noncurrent liabilities on the condensed consolidated balance sheets.

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

For the six months ended June 30, 2024, there were no net transfers between Level 1 and Level 2 inputs.

The following table presents a summary of the changes in fair value of the Company’s Level 3 financial instruments for the six months ended June 30, 2024 (in thousands):

Derivative Warrant Liability
Balance at December 31, 2023	$26
Additions	—
Change in fair value included in other income (expense), net	13
Balance at June 30, 2024	$39

The key inputs into the Monte-Carlo simulation model for the derivative warrant liability valued at June 30, 2024 are as follows:

June 30, 2024
Expected term (years)	2.2
Expected volatility	230.2%
Risk-free interest rate	4.7%
Dividend yield	—%
Exercise price	$105.00

If factors or assumptions change, the estimated fair values could be materially different. The value of the Company’s derivative warrant liability would increase if a higher risk-free interest rate was used and would decrease if a lower risk-free interest rate was used. Similarly, a higher volatility assumption would increase the value of the liability, and a lower volatility assumption would decrease the value of the liability.

3.	CASH, CASH EQUIVALENTS, AND RESTRICTED CASH

Cash, cash equivalents, and restricted cash as of  June 30, 2024 and  December 31, 2023 were as follows (in thousands):

	June 30, 2024	December 31, 2023
	(unaudited)
Cash and cash equivalents	$11,215	$16,932
Restricted cash	2,150	2,150
Total cash, cash equivalents, and restricted cash	$13,365	$19,082

4.	INVENTORIES

Inventory, net of write-downs, as of June 30, 2024 and  December 31, 2023 were as follows (in thousands):

	June 30, 2024	December 31, 2023
	(unaudited)
Raw materials	$246	$405
Work in-process	123	159
Finished goods	13	19
Total inventory, net	$382	$583

The Company also had $209 and $208 of non-current inventory (raw materials), net of write-downs, classified within other noncurrent assets on the condensed consolidated balance sheet as of June 30, 2024 and  December 31, 2023, respectively.

The Company's current and non-current inventory as of June 30, 2024 and  December 31, 2023 was written down by $5,097 and $5,062, respectively, in order to reduce inventory to the lower of cost or net realizable value.

5.	PREPAID AND OTHER CURRENT ASSETS

Prepaid and other current assets as of June 30, 2024 and  December 31, 2023 were as follows (in thousands):

	June 30, 2024	December 31, 2023
	(unaudited)
Prepaid expenses	$1,666	$2,386
Advances to suppliers	48	79
Other	79	52
Total prepaid and other current assets	$1,793	$2,517

The Company's advances to suppliers as of June 30, 2024 and  December 31, 2023 was written down by  $1,385 associated with the winding down of its existing industrial product as part of its revised strategic plan. See Note 13, Restructuring, for further details.

6.	LEASES

The components of operating lease expenses for the three and six months ended June 30, 2024 and 2023 were as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Operating lease cost	$582	$602	$1,171	$1,204
Variable lease cost	85	80	169	159
Total operating lease cost	$667	$682	$1,340	$1,363

Maturities of lease liabilities are as follows (in thousands):

Operating leases
Years ending - December 31:	(unaudited)
2024 (remaining six months)	$1,230
2025	2,484
2026	2,559
2027	2,636
2028	2,716
Thereafter	8,400
Total lease payments	20,025
Less amount to discount to present value	(3,551)
Present value of lease liabilities	$16,474

7.	CONVERTIBLE NOTES

2022 Convertible Note

On September 14, 2022, the Company entered into a Securities Purchase Agreement with an investor allowing for the sale and issue of up to two convertible notes, each with a principal balance of $10,500 and gross cash proceeds of $10,000, for a total of $20,000 in proceeds between the two issuances (each, a "Note Closing"). The first Note Closing ("First Closing") occurred on September 15, 2022, and the Company entered into a Senior Unsecured Convertible Note with the investor pursuant to which the Company issued to the investor one convertible note ("2022 Note") with a principal balance of $10,500 for net cash proceeds of $9,850. As part of the First Closing, the Company also issued warrants to the investor. The second Note Closing ("Second Closing") could have occurred up to March 15, 2024, upon which the Company's right to effect a Second Closing automatically terminated. As of March 15, 2024, the Company did not effect a Second Closing.

The 2022 Note bore interest at an annual rate of 5.0%, in addition to an original issue discount of 4.76%, and had an initial maturity date of March 15, 2024.

Beginning December 14, 2022, and the first trading day of each subsequent month (each a "Monthly Redemption Date" or an "Installment Date"), the Company was required to redeem the Monthly Redemption Amount until the 2022 Note was fully redeemed. The Monthly Redemption Amount, in most instances, was 1/15th of the original principal amount, plus any amount accelerated pursuant to the 2022 Note, accrued but unpaid interest, and late fees, if any. The principal and interest could be settled in cash or, so long as certain equity conditions were met and at the option of the Company, shares of common stock, which was payable together with the Monthly Redemption Amount.

If the Company elected to settle the Monthly Redemption Amount in shares of common stock, the number of shares to be settled was based on an Installment Conversion Price equal to the lower of (i) $2.50 or (ii) 95% of the lowest daily volume weighted average price of the common stock during the five trading days immediately preceding the applicable Monthly Redemption Date. If the Company elected to settle the Monthly Redemption Amount in cash, the Monthly Redemption Amount would have included a 5% premium.

The investor was permitted to accelerate up to four Monthly Redemption Amounts in any calendar month (each, an "Acceleration," and each such amount, an "Acceleration Amount", and the Conversion Date of any such Acceleration, each an "Acceleration Date") at the Acceleration Conversion Price, subject to a $2,800 limit per month. The Acceleration Conversion Price was the lower of (i) the Installment Conversion Price for such current Installment Date or (ii) the greater of $9.00 and 95% of the lowest daily volume weighted average price of the Common Stock during the five trading days immediately preceding the Acceleration Date.

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

The 2022 Note was fully settled through Monthly Redemptions and Accelerations in 2023. As part of the debt extinguishment, the Company reclassified the accumulated change in fair value due to instrument-specific credit risk out of accumulated other comprehensive loss on the condensed consolidated balance sheet and into interest expense and other on the condensed consolidated statement of operations and comprehensive loss.

2024 Convertible Note

On May 10, 2024, the Company entered into a Securities Purchase Agreement with an investor for the sale and issuance of 330,823 shares of common stock and a 5-year convertible note with a principal balance of $146 ("2024 Note") for total gross cash proceeds of $1,000. The 2024 Note bears interest at an annual rate equal to the Secured Overnight Financing Rate plus 1.0%, which is compounded quarterly in arrears, and has a maturity date of June 4, 2029. At maturity, the principal balance and accrued, unpaid and uncapitalized interest can be settled in cash, shares of common stock based on the closing price of the common stock as of the immediately preceding trading day, or any combination of the foregoing at the option of the investor.

8.	INTEREST EXPENSE AND OTHER

Interest expense and other for the three and six months ended June 30, 2024 and 2023 consisted of the following (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Amortization of premiums (accretion of discounts) on marketable securities, net	$(170)	$(41)	$(441)	$(229)
Expected credit losses	20	—	34	—
Impairment of right-of-use assets	—	47	—	47
Other	94	5	34	17
Interest expense and other	$(56)	$11	$(373)	$(165)

9.	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The changes in accumulated other comprehensive income (loss) by component for the six months ended June 30, 2024 and 2023 are as follows (in thousands):

Unrealized gains (losses) on available-for-sale securities
Balance at December 31, 2023	$10
Other comprehensive loss, net of tax	(14)
Balance at March 31, 2024	$(4)
Other comprehensive loss, net of tax	(4)
Balance at June 30, 2024	$(8)

	Unrealized gains (losses) on available-for-sale securities	Change in fair value due to instrument-specific credit risk	Total
Balance at December 31, 2022	$(1,254)	$(25)	$(1,279)
Other comprehensive income (loss), net of tax	490	(21)	469
Balance at March 31, 2023	$(764)	$(46)	$(810)
Other comprehensive income, net of tax	420	—	420
Balance at June 30, 2023	$(344)	$(46)	$(390)

10.	NET LOSS PER SHARE

The following table sets forth the basic and diluted net loss per share attributable to common stockholders for the periods presented (in thousands, except share amounts and per share data):

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Numerator:
Net loss attributable to common stockholders	$(7,987)	$(16,031)	$(18,206)	$(42,296)
Denominator:
Weighted average common shares outstanding - Basic	6,874,454	5,855,866	6,499,089	5,632,091
Weighted average common shares outstanding - Diluted	6,874,454	5,855,866	6,499,089	5,632,091

Net loss per share attributable to common stockholders - Basic and Diluted	$(1.16)	$(2.74)	$(2.80)	$(7.51)

Due to net losses for the six months ended June 30, 2024 and 2023, basic and diluted net loss per share were the same, as the effect of all potentially dilutive securities would have been anti-dilutive. The following table sets forth the anti-dilutive common share equivalents for the periods listed:

	Six months ended June 30,
	2024	2023
Common stock options issued and outstanding	144,287	416,634
Unvested restricted stock units	715,297	876,578
Warrants	319,443	319,443
Common Stock Purchase Agreement	206,780	990,681
Conversion of convertible notes	75,469	307,841
ESPP	30,679	213,196
Total	1,491,955	3,124,373

11.	STOCK-BASED COMPENSATION

The following table summarizes stock-based compensation expense recorded in each financial statement line item in the Company’s condensed consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2024 and 2023 (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Cost of revenue	$—	$34	$—	$95
Research and development	499	1,530	1,708	3,808
Sales and marketing	3	674	185	2,042
General and administrative	1,238	1,872	2,861	4,678
Total stock-based compensation	$1,740	$4,110	$4,754	$10,623

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

There were no awards granted with a market condition during the six months ended June 30, 2024.

12.	REVENUE

Sale of Prototypes

The Company recorded revenue for prototype sales of $6 and $26 in the three and six months ended June 30, 2024, respectively, and $245 and $370 in the three and six months ended June 30, 2023, respectively. The Company does not incur significant contract costs in fulfilling or obtaining its contracts with customers.

Development Contracts

The Company has entered into research and development contracts as well as a sales, marketing and technical support services contract with companies primarily in the automotive industry. The Company assessed the number of performance obligations associated with the promises under each agreement, primarily the delivery of customized 4SightTM perception-related goods and services, and recognized $26 in revenue for performance obligations satisfied during both the three and six months ended June 30, 2024 and $326 and $837 during the three and six months ended June 30, 2023, respectively, in the condensed consolidated statements of operations and comprehensive loss.

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

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Revenue by primary geographical market:
United States	$26	$443	$41	$990
Europe	6	128	11	160
Asia-Pacific	—	—	—	57
Total	$32	$571	$52	$1,207

Revenue by timing of recognition:
Recognized at a point in time	$6	$245	$26	$370
Recognized over time	26	326	26	837
Total	$32	$571	$52	$1,207

Contract Liabilities

The Company had $74 and $0 contract liabilities as of June 30, 2024 and  December 31, 2023, respectively.

The following table shows the significant changes in contract liabilities balance for the six months ended June 30, 2024 and 2023 (in thousands):

	Six months ended June 30,
	2024	2023
Beginning balance	$—	$987
Revenue recognized that was included in the contract liabilities beginning balance	—	(837)
Increase due to cash received and not recognized as revenue and billings in excess of revenue recognized during the period	74	—
Ending balance	$74	$150

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

As a result of the implementation of the revised strategic plan, the Company recorded restructuring charges of $0 and $123 in the three and six months ended June 30, 2024, respectively, and $45 and $1,298 in the three and six months ended June 30, 2023, respectively, primarily relating to one-time employee termination benefits and losses on purchase commitments. Restructuring-related liabilities are included in accrued expenses and other current liabilities in the condensed consolidated balance sheets.

Restructuring activity is summarized as follows as of  June 30, 2024 (in thousands):

	One-time employee termination benefits	Losses on purchase commitments	Other	Total
Balance as of December 31, 2023	$402	$233	$56	$691
Charges	18	105	—	123
Cash payments	(220)	(2)	(23)	(245)
Balance as of March 31, 2024	$200	$336	$33	$569
Charges	—	—	—	—
Cash payments	(200)	(34)	—	(234)
Balance as of June 30, 2024	$—	$302	$33	$335

Restructuring charges were included in the condensed consolidated statements of operations and comprehensive loss during the three and six months ended June 30, 2024 and 2023 as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Cost of revenue	$—	$—	$105	$50
Research and development	—	—	—	503
Sales and marketing	—	45	18	558
General and administrative	—	—	—	187
Total restructuring charges	$—	$45	$123	$1,298

14.	INCOME TAXES

For the three and six months ended June 30, 2024, the Company recognized $0 and $2 provision for income taxes, respectively. For the three and six months ended June 30, 2023, the Company recognized $19 and $38 provision for income taxes, respectively. The income tax rates vary from the federal and state statutory rates due to the valuation allowances on the Company's net operating losses and foreign tax rate differences. The Company computes its quarterly income tax provision by using a forecasted annual effective tax rate and adjusts for any discrete items arising during the quarter.

15.	COMMITMENTS AND CONTINGENCIES

Legal matters

The Company may be subject to legal proceedings and claims that arise in the ordinary course of business. Management is not currently aware of any matters that will have a material effect on the financial position, results of operations, or cash flows of the Company.

16.	RELATED PARTIES

From November 2016 to December 2023, the Company employed a sibling of Mr. Dussan, a director and the Company’s former Chief Technology Officer, who held the position of Director, Human Resources during 2023. For the six months ended June 30, 2023, Mr. Dussan’s sibling received total cash compensation of $77 and was granted 2,000 RSUs. In addition, he participated in all other benefits that the Company generally offers to all of its employees. There were no related party transactions for the six months ended June 30, 2024.

17.	SUBSEQUENT EVENTS

Management has evaluated subsequent events through August 7, 2024 and determined that there were no such events requiring recognition or disclosure in the condensed consolidated financial statements, other than as noted below.

On July 25, 2024, the Company entered into a Share Purchase Agreement ("Purchase Agreement") with an investor, in which the investor has committed to purchase, subject to certain limitations, up to $50,000 ("Total Commitment") of the Company's common stock.  Under the terms and subject to the conditions of the Purchase Agreement, the Company has the right, but not the obligation, to sell to the investor, and the investor is obligated to purchase, up to the Total Commitment. Such sales of common stock by the Company, if any, will be subject to certain limitations, and may occur from time-to-time in the Company’s sole discretion, commencing once certain customary conditions are satisfied, including the filing and securing effectiveness of a resale registration statement with the U.S. Securities and Exchange Commission (the “SEC”) with respect to the shares to be sold to the investor under the Purchase Agreement.

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

Overview

This overview provides a high-level discussion of our operating results and some of the trends that affect our business. We believe that an understanding of these trends is important to understanding our financial results for the three and six months ended June 30, 2024, as well as our future prospects. This summary is not intended to be exhaustive, nor is it intended to be a substitute for the detailed discussion and analysis provided elsewhere in this Quarterly Report, including our condensed consolidated financial statements and accompanying notes.

All dollar amounts expressed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations are in thousands of dollars, except for per share amounts and unless otherwise specified.

Reverse Stock Split

On December 27, 2023, we effected a 1-for-30 reverse stock split of its issued and outstanding shares of common stock (the "Reverse Stock Split"). Pursuant to the Reverse Stock Split, every thirty (30) shares of issued and outstanding shares of common stock were combined into one (1) share of common stock. We did not issue fractional shares in connection with the Reverse Stock Split. Stockholders who were otherwise entitled to fractional shares of common stock were instead entitled to receive a proportional cash payment. The number of outstanding warrants was also proportionately adjusted.

In connection with the Reverse Stock Split, there was no change to the number of shares authorized or in the par value per share $0.0001. Accordingly, unless we indicate otherwise, all historical per share data, number of shares issued and outstanding, stock awards, and other common stock equivalents for the periods presented in this Quarterly Report on Form 10-Q have been adjusted retroactively, where applicable, to reflect the Reverse Stock Split.

Dowslake Transaction

On May 10, 2024, we entered into a Securities Purchase Agreement with Dowslake Microsystems Corporate, pursuant to which Dowslake has agreed to purchase 330,823 shares of Common Stock for the purchase price of $854, which represents a per share purchase price of $2.58, and an unsecured promissory note with the principal amount of $146 for an aggregate purchase price of $1,000.

Registered Direct Offering

On May 29, 2024, we entered into Securities Purchase Agreement with certain institutional investors pursuant to which we agreed to issue and sell, in a registered direct offering, an aggregate of 727,706 shares of Common Stock at a per share purchase price of $3.448 for gross proceeds of approximately $2,509, before deducting estimated offering expenses payable by the us.

New Circle Transaction

On July 25, 2024, we entered into the Purchase Agreement with New Circle Principal Investments LLC ("New Circle") pursuant to which we have the right, but not the obligation, to sell to New Circle, and New Circle is obligated to purchase, up to $50,000 of our Common Stock.   Such sales of Common Stock by us, if any, and may occur from time-to-time in our sole discretion, over the period commencing once certain customary conditions are satisfied, including the filing and securing effectiveness of the resale registration statement with the SEC with respect to the shares to be sold to New Circle under the Purchase Agreement.

Key Factors Affecting Our Operating Results

We believe that our future performance and success depends to a substantial extent on our ability to capitalize on the opportunities described herein, which in turn are subject to significant risks and challenges, including those discussed below and the risk factors described in the “Risk Factors” section of this Quarterly Report on Form 10-Q.

We are subject to those risks common in the technology industry and also those risks common to early stage companies including, but not limited to:

•	the possibility of not being able to successfully develop or commercialize our products;
•

securing additional capital in a timely manner in order to meet operating cash flow needs; doing so on terms that are favorable to us, or at all, may be challenging given the current capital markets and overall macroeconomic conditions;

•	maintain and establish relationships with one or more Tier 1 automotive suppliers to facilitate “design wins” with potential end customers, which in our case are automotive OEMs;
•	develop and protect our intellectual property;
•	comply with existing and new or modified laws and regulations applicable to our business;
•	maintain and enhance the value of our reputation and brand;
•	hire, integrate, and retain talented people at all levels of our organization; and
•	successfully develop new solutions to enhance the experience of, and deliver value to, our customers.

Market Trends and Uncertainties

We anticipate future demand for our 4SightTM Intelligent Sensing Platform will come from two major markets, Automotive and Industrial. In the near term, we anticipate concentrating on the Automotive market by more effectively leveraging our business model, focusing on advanced driver-assistance systems, or ADAS, autonomous driving, and commercial trucking. In the longer term, we will look for opportunities in the Industrial market, such as in the railway and intelligent transportation systems, or ITS segments, when it becomes cost-effective to do so based on higher volume production in the Automotive market. This strategy provides us with multiple opportunities for sustained growth by enabling new applications and product features across these market segments. However, as our customers continue their R&D projects to commercialize solutions that rely on lidar technology, it is difficult to estimate the timing of ultimate end market demand and customer adoption. In the Automotive market for example, which accounted for 0% and 71% of revenue in the six months ended June 30, 2024 and 2023, respectively, our growth and financial performance will be heavily influenced by our ability to successfully integrate into OEM programs that require years of development, testing, and validation. Because of the size and complexity of these OEM programs, having Tier 1 partnerships should provide a substantial competitive advantage over our competitors given their large scale, mass-production capabilities, and existing OEM relationships. The decision by our former Tier 1 partner, Continental, to discontinue our joint lidar development program was a setback to our business, however, we were able to able engage LITEON as a replacement Tier 1 automotive supplier. If we are unable to establish and maintain our relationship with LITEON or find other Tier 1 automotive suppliers in the future, this could have a material and adverse effect on our business, as our business model is predicated on licensing our lidar designs and other intellectual property to Tier 1 automotive suppliers. Our primary focus in the Automotive market is on ADAS for passenger and commercial vehicle autonomy, particularly highway autonomy applications. We believe that growth in that market is driven by both more stringent safety regulations and consumer demand for vehicles offering increased safety and advanced driver assist features. We will need to anticipate and adapt to any changes in the regulatory environment, as well as changes in consumer demand, in order to take advantage of this opportunity.

As is common in early-stage companies with limited operating histories, we are subject to risks and uncertainties such as those described in Part II, Item 1A of this Quarterly Report on Form 10-Q. Since inception, we have incurred net losses and negative cash flows from operations and expect to continue incurring losses until after we reach commercialization. We are dependent upon raising additional capital to provide the cash necessary to continue our ongoing operations. We have been able to do so in the past, for example during the second quarter of 2024, we were able to raise approximately $5,541 in gross proceeds from financing activities.  Should we not be successful in raising additional capital we will require alternative sources of liquidity to continue our operations for the next twelve months. In those circumstances, we would also plan to adjust spending in order to preserve and extend liquidity, and we have plans to further reduce operating expenses and cash outlays should we need to. We believe that these plans can be successfully implemented, which would likely result in adequate cash flows to support our ongoing operations for at least one year from the date of this Quarterly Report on Form 10-Q.

Partnerships and Commercialization

Our technology is designed to be a key enabler in certain Automotive and Industrial market applications. Because our technology must be integrated into a broader solution by our customers, it is critical that we achieve design wins with these customers. The time to achieve a design win varies based on the market and application. We consider design wins to be critical to our future success, although the revenue that may be generated by each design win and the time necessary to achieve such a design win can vary significantly, making it difficult to predict our financial performance. In the Industrial market, our strategy has been to sell our lidar solutions to customers utilizing components that are sourced, in part, from the Tier 2 automotive supply chain and assembled by our contract manufacturing partners. In the Automotive market, we will utilize a licensing model with Tier 1 suppliers that would generate a royalty for us and, hence, can be more easily replicated with multiple Tier 1 suppliers. As the Tier 2 automotive supply chain matures, we intend to leverage those suppliers, and the volume created for the Automotive market, to participate in the Industrial market. With that in mind, in the fourth quarter of 2023, we made the decision to wind down our existing product line for the Industrial market and curtail support until we achieve sufficient scale in our automotive products, which we believe represents our largest market opportunity. If we fail to achieve sufficient scale in our automotive products, we may not be in a position to reenter the Industrial market in the time frame we expect, or at all.

Recently, we have engaged with LITEON as our new Tier 1 automotive supplier and are actively working with LITEON to bring our products to market. We have also recently engaged with new partners in an effort to penetrate the lidar market in China, initially focused on the autonomous trucking and railway segments. Given both our engagement with LITEON and our partners in the China market are recent, there is no guarantee that either or both endeavors will be successful.

We believe our revenue and profitability will also be dependent upon our success in licensing our technology to Tier 1 automotive suppliers, such as our new Tier 1 partner, LITEON, or our previous partner, Continental, which represented 0% and 71% of revenue in the six months ended June 30, 2024 and 2023, respectively, that intend to use our technology in volume production of lidar sensors for OEMs. Delays in autonomy programs by OEMs that we are currently or plan to be working with through our Tier 1 partners could result in us being unable to achieve our revenue and profitability targets in the timeframe we anticipate, or at all.

Restructuring

In 2023, we implemented a revised strategic plan, which focused on key products and critical customer engagements in the Automotive market and aligned our operations with evolving business needs by focusing on our transition from research and development to the commercialization of our automotive products, while winding down our existing industrial product and reducing fixed operating costs.

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

To date, our revenue has primarily been generated through development contracts with OEMs and Tier 1 suppliers, as well as unit sales of our products to Industrial customers. These development contracts primarily focus on customization of our proprietary 4SightTM product capabilities to our customers’ applications, typically involving software implementation to assist with sensor connection and control, customization of scan patterns, and enhancement of particular perception capabilities to meet specific customer needs. In general, development contracts that require more complex configurations have higher prices. We expect development contracts to remain a significant part of our business in the near term, but represent a smaller share of our total revenue over time as we increase our focus on technology licensing in the Automotive market and over time leverage the economies of scale we achieve to move into other markets including the Industrial market.

Investment and Innovation

Our proprietary adaptive intelligent lidar technology delivers industry-leading performance that helps to solve the most difficult challenges in delivering partial or full autonomy. While traditional sensing systems passively collect data, our active 4SightTM Intelligent Sensing Platform leverages principles from automated targeting systems and biomimicry to scan the environment, while intelligently focusing on what matters most in order to enable safer, smarter, and faster decisions in complex scenarios.

We believe our financial performance is significantly dependent on our ability to maintain a technology leadership position. This is further dependent on the investments we make in research and development and our ability to commercialize our products. We believe price is becoming a critical differentiator in the marketplace and OEMs are favoring companies that have the infrastructure to build lower cost products at higher volumes. It is essential that we continually identify and respond to rapidly evolving customer requirements, develop and introduce innovative new products, enhance and service existing products, lower bill of materials, or BOM, costs, industrialize the manufacturing process, and generate strong market demand for our products. If we fail to do this, our market position and revenue may be adversely affected, and our investments in that area will not be recovered.

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

Operating Expenses

Research and Development

Our research and development, or R&D, efforts are focused primarily on hardware, software, and system engineering related to the design and development of our advanced lidar solutions. R&D expenses include:

•	personnel-related expenses, including salaries, benefits, bonuses, one-time termination benefits, and stock-based compensation expense;
•	third-party engineering and contractor costs;
•	lab equipment;
•	engineering parts and test units;
•	new hardware and software expenses; and
•	allocated overhead expenses.

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

Sales and Marketing

Our sales and marketing, or S&M, efforts are focused primarily on sales, business development, and marketing programs in pursuit of revenue contracts from potential and existing customers. S&M expenses include:

•	personnel-related expenses, including salaries, benefits, bonuses, one-time termination benefits, and stock-based compensation expense;
•	demonstration equipment;
•	trade shows expenses, advertising, and promotions expenses for press releases and other public relations services; and
•	allocated overhead expenses.

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

General and Administrative

Our general and administrative, or G&A, spending supports all business functions. G&A expenses include:

•

personnel-related costs, including salaries, benefits, bonuses, one-time termination benefits, and stock-based compensation expense for executive, finance, legal, operations, human resources, technical support, and other administrative personnel;

•	consulting, accounting, audit, legal, and other professional fees;
•	insurance premiums, software and computer equipment costs, general office expenses; and
•	allocated overhead expenses.

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

Interest Income, Interest Expense and Other

Interest income and other consists primarily of interest earned on our cash, cash equivalents, and marketable securities. These amounts will vary based on our cash and cash equivalents balances and market rates. Interest income and other also includes gains on sale of property and equipment. Interest expense and other consists primarily of convertible note issuance costs and amortization of premiums and accretion of discounts on marketable securities, net.

Results of Operations

Comparison of the three months ended June 30, 2024 and 2023

The results of operations presented below should be reviewed in conjunction with the condensed consolidated financial statements and notes included elsewhere in this report. The following table sets forth our consolidated results of operations data for the three months ended June 30, 2024 and 2023 (in thousands, except for percentages):

	Three months ended June 30,		Change	Change
	2024	2023	$	%
Prototype sales	$6	$245	$(239)	(98)%
Development contracts	26	326	(300)	(92)%
Total revenue	32	571	(539)	(94)%
Cost of revenue	160	1,911	(1,751)	(92)%
Gross loss	(128)	(1,340)	1,212	(90)%
Research and development	3,838	5,897	(2,059)	(35)%
Sales and marketing	67	2,604	(2,537)	(97)%
General and administrative	4,223	6,345	(2,122)	(33)%
Total operating expenses	8,128	14,846	(6,718)	(45)%
Loss from operations	(8,256)	(16,186)	7,930	(49)%
Change in fair value of convertible note and warrant liabilities	(15)	(116)	101	(87)%
Interest income and other	228	301	(73)	(24)%
Interest expense and other	56	(11)	67	(609)%
Total other income, net	269	174	95	55%
Loss before income tax expense	(7,987)	(16,012)	8,025	(50)%
Provision for income tax expense	—	19	(19)	(100)%
Net loss	$(7,987)	$(16,031)	$8,044	(50)%

Revenue

Prototype Sales

Prototype sales decreased by $239, or 98%, to $6 for the three months ended June 30, 2024, from $245 for the three months ended June 30, 2023. This was primarily due to a decrease in units sold of our 4Sight™-based industrial product due to our focus on executing key milestones in the Automotive market.

Development Contracts

Development contracts decreased by $300, or 92%, to $26 for the three months ended June 30, 2024, from $326 for the three months ended June 30, 2023. The decrease was primarily due to lower development contract costs as we fulfilled our obligations on a Tier 1 automotive supplier contract in the fourth quarter of 2023.

Cost of Revenue

Cost of revenue decreased by $1,751, or 92%, to $160 for the three months ended June 30, 2024, from $1,911 for the three months ended June 30, 2023. This decrease was primarily due to fewer units sold in the current period due to the wind-down of our existing industrial product and also lower development contract costs as we fulfilled our obligations on a Tier 1 automotive supplier contract in the fourth quarter of 2023.

Operating Expenses

Research and Development

Research and development expenses decreased by $2,059, or 35%, to $3,838 for the three months ended June 30, 2024, from $5,897 for the three months ended June 30, 2023. This decrease was primarily driven by the implementation of our revised strategic plan, with decreases in stock-based compensation expense of $1,031, personnel costs of $795, and engineering parts and lab equipment expense of $124.

Sales and Marketing

Sales and marketing expenses decreased by $2,537, or 97%, to $67 for the three months ended June 30, 2024, from $2,604 for the three months ended June 30, 2023. This decrease was primarily driven by the implementation of our revised strategic plan, with decreases in personnel costs of $1,274, stock-based compensation of $671, trade show, marketing, and consultant spend of $285, and information technology and facilities expense of $180.

General and Administrative

General and administrative expenses decreased by $2,122, or 33%, to $4,223 for the three months ended June 30, 2024, from $6,345 for the three months ended June 30, 2023. This decrease was primarily driven by the implementation of our revised strategic plan, with decreases in stock-based compensation of $633, accounting, legal, and consulting fees of $590, personnel costs of $365, and insurance of $357.

Change in Fair Value of Convertible Note and Warrant Liabilities

Change in fair value of convertible note and warrant liabilities decreased by $101, or 87%, to a loss of $15 for the three months ended June 30, 2024, from a loss of $116 for the three months ended June 30, 2023. This decrease was primarily due to settlement of the 2022 Note in the third quarter of 2023.

Interest Income and Other

Interest income and other decreased by $73, or 24%, to $228 for the three months ended June 30, 2024, from $301 for the three months ended June 30, 2023. This decrease was primarily due to less interest earned on our marketable securities in the current period.

Interest Expense and Other

Interest expense and other decreased by $67, or 609%, to a gain of $56 for the three months ended June 30, 2024, from a loss of $11 for the three months ended June 30, 2023. This decrease was primarily due to a favorable increase in accretion of discounts on marketable securities of $129, offset by an unfavorable increase in foreign exchange loss of $89.

Provision for Income Tax Expense

Provision for income tax expenses decreased to $0 for the three months ended June 30, 2024, from $19 for the three months ended June 30, 2023. This change is due to changes in pretax income (loss) in the U.S. and certain foreign entities and changes in tax rates.

Net Loss

Net loss decreased by $8,044, or 50%, to $7,987 for the three months ended June 30, 2024, from $16,031 for the three months ended June 30, 2023. This decrease was primarily due to decreases in operating expenses following restructuring and cost reduction efforts in connection with our revised strategic plan as announced during 2023.

Results of Operations

Comparison of the six months ended June 30, 2024 and 2023

The results of operations presented below should be reviewed in conjunction with the condensed consolidated financial statements and notes included elsewhere in this report. The following table sets forth our consolidated results of operations data for the six months ended June 30, 2024 and 2023 (in thousands, except for percentages):

	Six months ended June 30,		Change	Change
	2024	2023	$	%
Prototype sales	$26	$370	$(344)	(93)%
Development contracts	26	837	(811)	(97)%
Total revenue	52	1,207	(1,155)	(96)%
Cost of revenue	423	4,172	(3,749)	(90)%
Gross loss	(371)	(2,965)	2,594	(87)%
Research and development	8,370	15,339	(6,969)	(45)%
Sales and marketing	408	8,872	(8,464)	(95)%
General and administrative	9,838	14,899	(5,061)	(34)%
Total operating expenses	18,616	39,110	(20,494)	(52)%
Loss from operations	(18,987)	(42,075)	23,088	(55)%
Change in fair value of convertible note and warrant liabilities	(13)	(926)	913	(99)%
Interest income and other	423	578	(155)	(27)%
Interest expense and other	373	165	208	126%
Total other income (expense), net	783	(183)	966	(528)%
Loss before income tax expense	(18,204)	(42,258)	24,054	(57)%
Provision for income tax expense	2	38	(36)	(95)%
Net loss	$(18,206)	$(42,296)	$24,090	(57)%

Revenue

Prototype Sales

Prototype sales decreased by $344, or 93%, to $26 for the six months ended June 30, 2024, from $370 for the six months ended June 30, 2023. This was primarily due to a decrease in units sold of our 4Sight™-based industrial product due to our focus on executing key milestones in the Automotive market.

Development Contracts

Development contracts decreased by $811, or 97%, to $26 for the six months ended June 30, 2024, from $837 for the six months ended June 30, 2023. The decrease was primarily due to lower development contract costs as we fulfilled our obligations on a Tier 1 automotive supplier contract in the fourth quarter of 2023.

Cost of Revenue

Cost of revenue decreased by $3,749, or 90%, to $423 for the six months ended June 30, 2024, from $4,172 for the six months ended June 30, 2023. This decrease was primarily due to fewer units sold in the current period due to the wind-down of our existing industrial product and also lower development contract costs as we fulfilled our obligations on a Tier 1 automotive supplier contract in the fourth quarter of 2023.

Operating Expenses

Research and Development

Research and development expenses decreased by $6,969, or 45%, to $8,370 for the six months ended June 30, 2024, from $15,339 for the six months ended June 30, 2023. This decrease was primarily driven by the implementation of our revised strategic plan, with decreases in personnel costs of $3,186, stock-based compensation expense of $2,100, third party research and development work of $732, engineering parts and lab equipment expense of $570, and information technology and facilities expense of $175.

Sales and Marketing

Sales and marketing expenses decreased by $8,464, or 95%, to $408 for the six months ended June 30, 2024, from $8,872 for the six months ended June 30, 2023. This decrease was primarily driven by the implementation of our revised strategic plan, with decreases in personnel costs of $3,837, trade show, marketing, and consultant spend of $1,864, stock-based compensation of $1,857, information technology and facilities expense of $434, and travel and entertainment expense of $381.

General and Administrative

General and administrative expenses decreased by $5,061, or 34%, to $9,838 for the six months ended June 30, 2024, from $14,899 for the six months ended June 30, 2023. This decrease was primarily driven by the implementation of our revised strategic plan, with decreases in stock-based compensation of $1,817, personnel costs of $1,131, accounting, legal, and consulting fees of $1,101, insurance of $749, and travel and entertainment expense of $114.

Change in Fair Value of Convertible Note and Warrant Liabilities

Change in fair value of convertible note and warrant liabilities decreased by $913, or 99%, to a loss of $13 for the six months ended June 30, 2024, from a loss of $926 for the six months ended June 30, 2023. This decrease was primarily due to settlement of the 2022 Note in the third quarter of 2023.

Interest Income and Other

Interest income and other decreased by $155, or 27%, to $423 for the six months ended June 30, 2024, from $578 for the six months ended June 30, 2023. This decrease was primarily due to less interest earned on our marketable securities in the current period.

Interest Expense and Other

Interest expense and other decreased by $208, or 126%, to a gain of $373 for the six months ended June 30, 2024, from a gain of $165 for the six months ended June 30, 2023. This decrease was primarily due to a favorable increase in accretion of discounts on marketable securities of $212

Provision for Income Tax Expense

Provision for income tax expenses decreased to $2 for the six months ended June 30, 2024, from $38 for the six months ended June 30, 2023. This change is due to changes in pretax income (loss) in the U.S. and certain foreign entities and changes in tax rates.

Net Loss

Net loss decreased by $24,090, or 57%, to $18,206 for the six months ended June 30, 2024, from $42,296 for the six months ended June 30, 2023. This decrease was primarily due to decreases in operating expenses following restructuring and cost reduction efforts in connection with our revised strategic plan as announced during 2023.

Liquidity and Capital Resources

Sources of Liquidity

Our capital requirements will depend on many factors, including, but not exclusively, sales volume and timing of revenue, our efforts to establish and maintain relationships with one or more Tier 1 automotive suppliers and the timing of an OEM design win, our ability to extend our cash runway based on the restructuring initiatives announced in the previous year, the timing and extent of spending to support R&D efforts, how quickly we can commercialize our products, and market adoption of new and enhanced products and features. As of June 30, 2024, our cash, cash equivalents, and marketable securities totaled $27,989. For the six months ended June 30, 2024 and 2023, we had a net loss of $18,206 and $42,258, respectively. We anticipate that we will continue to incur losses for at least the next several years.

To date, our principal sources of liquidity have been proceeds received from the issuance of equity. In December 2021, we entered into a Common Stock Purchase Agreement with Tumim Stone Capital LLC, or Tumim Stone, pursuant to which we have the right, but not the obligation, to issue and sell to Tumim Stone over a 36-month period, up to $125,000 of our common stock. On May 6, 2022, we filed a Registration Statement on Form S-1, which related to the offer and resale of up to 1,028,847 shares of our common stock to be purchased by Tumim Stone, pursuant to the Common Stock Purchase Agreement. As of July 25, 2024, 996,866 shares have been issued under this Common Stock Purchase Agreement. On July 24, 2024, this agreement was terminated in conjunction with us entering into the Purchase Agreement with New Circle Principal Investments LLC.

In September 2022, we entered into a Securities Purchase Agreement, with an investor allowing for the sale and issuance of up to two convertible notes, each with cash proceeds of $10,000, for a total of $20,000 in proceeds between the two issuances (each, a "Note Closing"). On September 15, 2022, we closed the first Note Closing with the investor and received cash proceeds of $9,850 (net of fees paid to the investor). On March 15, 2024, our right to effect a Second Closing under the Securities Purchase Agreement terminated.

On September 26, 2023, the U.S. Securities and Exchange Commission declared our registration statement on Form S-3 to be effective.

On May 10, 2024, we entered into a Securities Purchase Agreement with Dowslake, pursuant to which Dowslake agreed to purchase 330,823 shares of Common Stock for the purchase price of approximately $854, which represents a per share purchase price of $2.58, and an unsecured convertible promissory note with the principal amount of $146 for an aggregate purchase price of $1,000.

On May 29, 2024, we entered into a Securities Purchase Agreement with certain institutional investors pursuant to which we agreed to issue and sell, in a registered direct offering using the Shelf Registration, an aggregate of 727,706 shares of Common Stock at a per share purchase price of $3.448 for gross proceeds of approximately $2,509, before deducting estimated offering expenses payable by us.

On July 25, 2024, we entered into the Purchase Agreement with New Circle, pursuant to which we agreed to issue and sell up to $50.0 million of Common Stock, at our discretion from time to time, subject to the satisfaction of the conditions in the Purchase Agreement.

Until we can generate sufficient revenue from the sale of our products to cover operating expenses, working capital, and capital expenditures, we expect the funds raised in the transactions described above, and other potential sources of capital, to fund our near-term cash needs.

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

Accounting Standards Codification, or ASC, Subtopic 205-40, Presentation of Financial Statements - Going Concern, requires us to assess our ability to meet our future financial obligations as they become due within one year after the date that the financial statements are issued. Despite the recent restructuring initiatives, we expect that our expenses will continue to exceed our operating income and, as a result, we may need additional capital resources to fund our operations. We believe that the net proceeds from the transactions described above together with our existing cash, cash equivalents, and marketable securities and the implementation of our plans should we be unable to secure additional financing will sufficiently alleviate the risk of substantial doubt about our ability to continue as a going concern and will enable us to fund our operating expenses, working capital, and capital expenditure requirements for a period of at least twelve months from the date of this Quarterly Report on Form 10-Q. For additional discussion of our plans, see Note 1 in the Notes to the Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report on Form 10-Q. If our cash needs are greater than we anticipate, we may be required to reduce our operating expenses further or raise additional capital sooner. Given the current macroeconomic environment, OEMs appear to be more cautious about their capital spending and investments into new technologies and as a result we have seen the timelines for certain opportunities delayed, which may negatively impact the time for us to reach positive cash flows from operations. Our plans for the use of cash in the long term (beyond twelve months from this Quarterly Report on Form 10-Q) are primarily related to funding operating expenses to support the commercialization of our products. For additional information regarding our cash requirements from lease obligations and contractual obligations, see Notes 6 and 15 to the Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report on Form 10-Q.

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

Cash Flow Summary

	Six months ended June 30,
	2024	2023
	(in thousands)
Net cash provided by (used in):
Operating activities	$(14,241)	$(32,445)
Investing activities	$2,993	$35,138
Financing activities	$5,531	$(5,515)

Operating Activities

For the six months ended June 30, 2024, net cash used in operating activities was $14,241. Factors affecting our operating cash flows during this period were net loss of $18,206, amortization of premiums and accretion of discounts on marketable securities, net of $428, offset by stock-based compensation of $4,754, and noncash lease expense of $727. Within operating activities, the net changes in operating assets and liabilities were cash used of $1,303, primarily driven by decreases in accrued expenses and other liabilities, operating lease liabilities, and other noncurrent liabilities of $1,402, $799 and $358, respectively. Cash used was offset by cash provided by decreases in prepaid and other current assets, and other noncurrent assets of $724 and $171, respectively, and an increase in accounts payable of $108.

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

Investing Activities

For the six months ended June 30, 2024, net cash provided by investing activities was $2,993. The primary factors affecting net cash provided by investing activities during this period were proceeds from redemptions and maturities of marketable securities of $18,400, offset by the purchases of marketable securities of $15,173 and purchases of property and equipment of $234.

For the six months ended June 30, 2023, net cash provided by investing activities was $35,138. The primary factor affecting net cash provided by investing activities during this period were the proceeds from redemptions and maturities of marketable securities of $35,850, offset by purchases of property and equipment of $808.

Financing Activities

For the six months ended June 30, 2024, net cash provided by financing activities was $5,531. The primary factors affecting our financing cash flows during this period were proceeds from the common stock purchase agreements of $5,560, partially offset by stock issuance costs related to the common stock purchase agreements of $288.

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

During the six months ended June 30, 2024, there were no significant changes in our critical accounting policies and estimates as compared to those previously disclosed in "Critical Accounting Policies and Estimates" in "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in our 2023 Annual Report on Form 10-K.

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

We are an “emerging growth company” as defined in Section 2(a) of the Securities Act, and we have elected to take advantage of the benefits of the extended transition period for new or revised financial accounting standards. We will remain an emerging growth company until the earliest of (i) the last day of the fiscal year in which the market value of common stock that is held by non-affiliates exceeds $700 million as of the end of that year’s second fiscal quarter, (ii) the last day of the fiscal year in which we have total annual gross revenue of $1.07 billion or more during such fiscal year (as indexed for inflation), (iii) the date on which we have issued more than $1 billion in non-convertible debt in the prior three-year period, or (iv) December 31, 2025. We expect to continue to take advantage of the benefits of the extended transition period, although we may decide to early adopt such new or revised accounting standards to the extent permitted by such standards. This may make it difficult or impossible to compare our financial results with the financial results of another public company that is either not an emerging growth company or is an emerging growth company that has chosen not to take advantage of the extended transition period exemptions because of the potential differences in accounting standards used.

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

Interest Rate Risk

As of June 30, 2024, we had cash, cash equivalents, and marketable securities of $27,989, which consisted primarily of deposits in our bank accounts, money market funds, and marketable securities. Such interest-earning instruments carry a degree of interest rate risk. Our investment policy is focused on the preservation of capital and supporting our liquidity needs. We invest in highly rated securities, while limiting the amount of credit exposure to any one issuer other than the U.S. government. A hypothetical 10% change in interest rates would not have a material impact on our financial condition or results of operations due to the short-term nature of our cash, cash equivalents and marketable securities.

Credit Risk

Our concentration of credit risk is determined by evaluating each customer and each vendor that accounts for more than 10% of our accounts receivable and accounts payable, respectively. As of June 30, 2024, there was one customer accounting for 10% or more of our accounts receivable and one vendor accounting for 10% or more of our accounts payable.

We perform credit evaluations as needed and generally do not require collateral for our customers. We analyze accounts receivable, historical percentages of uncollectible accounts, and changes in payment history when evaluating the adequacy of the allowance for doubtful accounts for potential credit losses on customers’ accounts. For the six months ended June 30, 2024 and 2023, we did not have write-offs and recorded a $34 and $0 provision for expected credit losses, respectively.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have evaluated the effectiveness of our disclosure controls and procedures as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of June 30, 2024. Based on this evaluation, our principal executive officer and principal financial officer have concluded that these disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2024.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarterly period ended June 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Summary of Risk Factors

As noted above, our business is subject to numerous risks and uncertainties, including those highlighted in this “Risk Factors” section, that represent challenges that we face in connection with the successful implementation of our strategy and growth of our business. The occurrence of one or more of the events or circumstances described in the section titled “Risk Factors,” alone or in combination with other events or circumstances may have an adverse effect on our business, financial condition, results of operations, and prospects. Such risks include, but are not limited to:

•	We are an early stage company with a history of losses and we expect to incur significant expenses and continuing losses for at least the next several years.

•

We substantially rely on relationships with Tier 1 automotive suppliers and our business could be materially and adversely affected if we cannot establish or maintain relationships with one or more Tier 1 partners, or if we, through our relationship with various Tier 1 partners, are unable to obtain a sufficient number of design wins and successfully enter into definitive agreements or other commercial arrangements with automotive OEMs with respect to such design wins.

•

We will need to raise additional capital in order to execute our business plan and to respond to changing market conditions, which additional capital may not be available on terms acceptable to us, or at all.

•

If our deterministic artificial intelligence-driven sensing system is not selected for inclusion in advanced driver-assistance systems, or ADAS, by any automotive OEMs or their suppliers, our business will be materially and adversely affected.

•

We heavily rely on third-party suppliers and because some of the raw materials and key components in our products come from limited or single source suppliers, our ability to control the costs of such components and raw materials is uncertain; moreover, regardless of cost, we are susceptible to supply shortages, longer than anticipated lead times for components, and supply changes, any of which could disrupt our supply chain, could delay deliveries of our products to customers, and could negatively impact the adoption of our products and accordingly, our financial condition and operating results.

•

Although we believe that lidar is an essential technology for autonomous vehicles and other emerging applications, market adoption of lidar is uncertain. If market adoption of lidar does not continue to develop, or adoption is deferred, or otherwise develops more slowly than we expect, our business will be adversely affected.

•

The complexity of our products could result in unforeseen delays or expenses from undetected defects, errors, or reliability issues in our hardware or software which could reduce the market adoption of our products, damage our reputation with current or prospective customers, and expose us to product liability and other claims, thereby adversely affecting our operating costs.

•	Shareholder activism could cause us to incur significant expense, disrupt our business, result in a proxy contest or litigation, and impact our stock price.

Risk Factors Relating to Our Business and Industry

We are an early stage company with a history of losses and we expect to incur significant expenses and continuing losses for at least the next few years.

We have incurred net losses in each year since our inception. In the six months ended June 30, 2024 and 2023, we incurred net losses of approximately $18.2 million and $42.3 million, respectively. We expect that we will continue to incur significant losses through at least the next few years as we:

•	continue to utilize our third-party partners for design, testing and commercialization;

•

expand our operations and supply chain capabilities to produce our lidar components and systems, including costs associated with outsourcing the production which, in some instances, requires significant upfront payments by us;

•	expand our design, development, and commercialization;

•	build up inventories of parts and components for our lidar solutions; and

•	maintain a level of general and administrative spending to meet the requirements of operating as a public company.

As of June 30, 2024, we had an accumulated deficit of approximately $355.8 million. Even if we are able to increase sales or licensing of our products, there can be no assurance that we will be commercially successful. Since we will incur the costs and expenses from these efforts prior to receiving incremental revenues with respect thereto, our losses in future periods will be significant. In the past, design wins, the first step towards commercialization with a particular OEM, have taken longer than originally expected. Such delays, including delays that may occur in the future, will impact the timing of our revenue. If our products do not achieve sufficient market acceptance, we will not become profitable. If we fail to become profitable, or if we are unable to fund our continuing losses, we may be unable to continue our business operations. There can be no assurance that we will ever achieve or sustain profitability.

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

Our business prospects in the Automotive market are substantially based on us establishing and maintaining a relationship with one or more Tier 1 automotive suppliers. In 2021, we entered into an agreement with a subsidiary of Continental AG, a well-established Tier 1 automotive supplier, pursuant to which Continental licensed from us the rights to manufacture and integrate our lidar solution into automotive OEM model lines through long-term series production contracts with automotive OEMs. In late 2023, Continental informed us that they intended to discontinue our joint lidar development program due to internal restructuring of their business model. Thereafter, we engaged LITEON as our new Tier 1 automotive partner and are actively working with LITEON to bring our products to the market. If we fail to establish or maintain relationships with one or more Tier 1 automotive suppliers, it may have a material and adverse effect on our business. There can be no assurance that we will be able to establish or maintain a relationship with any Tier 1 automotive supplier, or, even if we are successful in doing so, that the Tier 1 automotive suppliers will be in a position to secure orders for our product designs and software. If we are unable to maintain or progress our relationship with a Tier 1 automotive supplier, or if any Tier 1 automotive supplier is unable to secure a sufficient number of design wins and enter into definitive agreements or other commercial arrangements with automotive OEMs, then our business could be materially and adversely affected.

We will need to raise additional capital in order to execute our business plan and to respond to changing market conditions, which additional capital may not be available on terms acceptable to us, or at all.

We will need to raise additional capital either by issuing equity, debt, or a combination of the two, in order to respond to market timing delays, technological advancements, competition, competitive technologies, customer demands, business opportunities, other challenges, potential acquisitions, unforeseen circumstances, or other reasons. In order to further business relationships with current or potential customers or partners, we may issue equity or equity-linked securities to such customers or partners. Despite the need for additional capital, we may not be able to timely secure additional debt or equity financing on favorable terms, or at all, especially given current market conditions where raising additional capital has proven particularly challenging. If we raise additional capital through the issuance of equity or convertible debt or other equity-linked securities or if we issue equity or equity-linked securities to current or potential customers to further our business relationships, our existing stockholders would likely experience dilution, which may be significant. Any debt financing obtained by us in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital or to pursue business opportunities, including potential acquisitions. If we are unable to obtain adequate financing or financing on terms satisfactory to us, when we require it, our ability to continue to support our business and to respond to business challenges could be significantly limited.

Additionally, under current SEC regulations, if at the time we file this Quarterly Report on Form 10-Q our public float is less than $75 million, and for so long as our public float remains less than $75 million, the amount we can raise through primary public offerings of securities in any twelve-month period using shelf registration statements on Form S-3 is limited to an aggregate of one-third of our public float, which is referred to as the “baby shelf” rules.

As of the date of this Quarterly Report on Form 10-Q, our public float is below $75 million. As such, we will be limited by the baby shelf rules until such time as our public float exceeds $75 million, which means we only have the capacity to sell shares up to one-third of our public float under shelf registration statements in any twelve-month period. If our public float decreases, the number of securities we may sell under our Form S-3 shelf registration statement will also decrease. We will remain constrained by the baby shelf rules under our Form S-3 shelf registration statement until such time as our public float exceeds $75 million, at which time, the number of securities we may sell under a Form S-3 registration statement will no longer be limited by the baby shelf rules.

Any restructuring actions and cost reduction initiatives that we undertook, or may undertake in the future, may not deliver the results we expect, and these actions may adversely affect our business.

In 2023, we implemented multiple restructuring actions aimed at focusing the organization on the commercialization of our automotive products, while reducing fixed operating costs, including the elimination of our internal sales and marketing teams. Our capital light business model allows us to leverage one or more Tier 1 partners and their manufacturing capabilities, supply chains, OEM relationships, and sales teams to bring our products to market. Our recent restructurings could result in disruptions to our operations and adversely affect our business and our ability to maintain or obtain additional Tier 1 partners. For example, we are actively working with our new Tier 1 partner to pursue multiple RFQ opportunities and if our restructuring actions impede our ability to win these awards, this could materially impact our business. In addition, we cannot be sure that the cost reduction initiatives will be successful in reducing our overall expenses to the extent anticipated, or that unexpected costs will not offset any such reductions or related initiatives. If our operating costs are higher than we expect, or if we do not maintain adequate control of our costs and expenses, our operating results could be materially and adversely affected.

Our financial results could vary significantly from quarter to quarter and are difficult to predict, particularly in light of the current economic environment, which in turn could cause volatility in our stock price.

Our quarterly results of operations have fluctuated in the past and may vary significantly in the future. As such, historical comparisons of our operating results may not be meaningful. In particular, because our sales to date have primarily been to customers making purchases for their own R&D, sales in any given quarter can fluctuate based on the timing and success of our customers’ development projects. Accordingly, the results of any one quarter should not be relied upon as an indication of future performance. We base our current and future expense levels on our internal operating plans and sales forecasts, and our operating costs are to a large extent, fixed. As a result, we may not be able to reduce our costs sufficiently to compensate for an unexpected shortfall in revenues, and even a small shortfall in revenues could disproportionately and adversely affect financial results for that quarter. This was particularly true for 2023, as we implemented significant cost-reduction measures making it more difficult for us to further reduce our operating expenses without a material adverse impact on our prospects in future periods. We have and may continue to incur significant or unanticipated expenses related to long-lived asset impairments, inventory write-downs, and one-time termination benefits to restructure our business. For example, in 2023, we impaired $9.9 million of long-lived assets, wrote down $8.6 million of inventory and other current assets, and incurred $3.3 million of one-time termination benefit costs, primarily relating to our decision to wind down our existing Industrial product line and reduce support for this end market until we have sufficient scale in the Automotive market, which is our largest and highest priority market.

Our quarterly financial results may fluctuate as a result of a variety of factors, many of which are outside of our control and may not fully reflect the underlying performance of our business. These fluctuations could adversely affect our ability to meet our expectations or those of securities analysts, ratings agencies, or investors. If we do not meet these expectations for any period, the value of our business and our securities could decline significantly.

Factors that may cause these quarterly fluctuations include, without limitation:

•	the timing and magnitude of orders and shipments of our products in any quarter;

•	decreases in pricing we may adopt to drive market adoption or in response to competitive pressure;

•	our ability to retain our existing customers and strategic partners and attract new customers and strategic partners;

•	our ability to develop, introduce, manufacture, and ship, in a timely manner, products that meet customer requirements;

•	disruptions in our sales channels or termination of our relationships with important channel partners;

•	delays in customers’ purchasing cycles or deferments of customers’ purchases in anticipation of new products or updates from us or our competitors;

•	the timing of charges related to impairments of long-lived assets;

•	non-routine write-downs of inventory;

•	one-time termination benefits and other restructuring costs;

•	fluctuations in demand for our products;

•	the mix of products sold or licensed by us in any given quarter;

•	the duration of the lingering effects of the global COVID-19 pandemic and the time it takes for economic recovery;

•	the duration or worsening of the military conflicts in Ukraine and the Middle East, and the time it will take for the economic recovery for such impact to occur;

•	the timing and rate of broader market adoption of ADAS or autonomous systems utilizing our solutions across the automotive and other market sectors;

•	the timing and scale of the market acceptance of lidar generally;

•	further technological advancements by our competitors and other market participants;

•	the ability of our customers and strategic partners to commercialize systems that incorporate our products;

•	any change in the competitive dynamics of our markets, including consolidation of competitors, regulatory developments, and new market entrants;

•	our ability to effectively manage or outsource management of our inventory;

•	changes in the source, cost, availability of, and regulations pertaining to components and materials we use in our products;

•	impact of foreign currency fluctuations;

•	adverse litigation, judgments, settlements, or other litigation-related costs, or claims that may give rise to such costs; and

•	general economic, industry, and market conditions, including trade disputes.

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

We have been focused on developing our deterministic artificial intelligence-driven sensing system for vehicle autonomy, ADAS, and industrial applications since 2013. This relatively limited operating history makes it difficult to evaluate our future prospects and the risks and challenges we may encounter, which include our ability to:

•	develop and commercialize our products;

•	produce and deliver lidar and software products meeting acceptable performance metrics;

•	forecast our revenue and budget for and manage our expenses;

•	attract new customers and retain existing customers;

•	develop, obtain, or progress strategic partnerships;

•	comply with existing and new or modified laws and regulations applicable to our business;

•	plan for and manage capital expenditures for our current and future products, and manage our supply chain and supplier relationships related to our current and future products;

•	anticipate and respond to macroeconomic changes as well as changes in the markets in which we operate;

•	maintain and enhance the value of our reputation and brand;

•

effectively manage our growth and business operations, including the lingering impacts of the COVID-19 pandemic on our business as well as other macroeconomic factors, such as the wars in Ukraine and in the Middle East;

•	develop and protect our intellectual property;

•	hire, integrate, and retain talented people at all levels of our organization; and

•	successfully develop new solutions to enhance the experience of customers.

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

We continue to make investments and implement initiatives designed to grow our business, including:

•	investing in R&D and commercialization;

•	further enhancing our manufacturing processes and partnerships;

•	protecting our intellectual property; and

•	investing in legal, accounting, and other administrative functions necessary to support our operations as a public company.

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

We use various estimates in formulating our business plans. We base our estimates upon a number of assumptions that are inherently subject to significant business and economic uncertainties and contingencies, many of which are beyond our control. Our estimates therefore may prove inaccurate, causing the actual amount to differ from our estimates. These factors include, without limitation:

•	the extent to which we meet contractual terms and conditions;

•	the extent to which our technology is successfully integrated into our customers’ vehicles;

•	the timing of when our customers adopt our technology into their vehicles on a commercial basis which could be delayed for regulatory, safety, or reliability issues unrelated to our technology;

•	undetected or unknown errors, defects, or reliability issues in our hardware or software which could reduce the market adoption of our existing or new products;

•	loss of business with respect to the failure or lack of commercial success of a vehicle model for which we are a significant supplier for reasons unrelated to our technology;

•	a decline, for any reason, in the production levels of our customers, particularly with respect to models which incorporate our technology;

•	customer cancellations of their contracts;

•	if our products are included as part of a vehicle option package, the extent to which end customers select it; and

•	other risk factors set forth in this Quarterly Report.

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

Our future growth depends on penetrating new markets, adapting existing products to new applications and customer requirements, achieving volume-based component price reductions, and introducing new products that achieve market acceptance. We expect to continue to incur R&D costs as part of our efforts to design, develop, manufacture, and commercialize new products and enhance existing products. Our R&D expenses were approximately $8.4 million and $15.3 million during the six months ended June 30, 2024 and 2023, respectively, and may increase in the future. Because we account for R&D as an operating expense, these expenditures will adversely affect our results of operations in the future. Further, our R&D program may not produce successful results, and our new products may not achieve market acceptance, create additional revenue, or become profitable.

Although we believe that lidar is an essential technology for autonomous vehicles and other emerging applications, market adoption of lidar is uncertain. If market adoption of lidar does not continue to develop, or adoption is deferred, or otherwise develops more slowly than we expect, our business will be adversely affected.

While our artificial intelligence-driven lidar-based sensing system can be applied to different use cases across end markets, approximately 0% and 71% of our revenue during the six months ended June 30, 2024 and 2023, respectively, was generated from automotive applications with a few customers in the aerospace, delivery, shuttle, railway, mining, and aviation sectors. Despite the fact that the automotive industry has expended considerable effort to research and test lidar products for ADAS and autonomous driving applications, the automotive industry may not introduce lidar products in commercially available vehicles on a time frame that matches our expectations, or at all. We have experienced a number of instances where potential automotive OEMs have delayed their programs for the inclusion of lidar in their end products. We continually study emerging and competing sensing technologies and methodologies, and we may incorporate new sensing technologies to our product portfolio over time. However, lidar products remain relatively new and it is possible that other sensing modalities, or a new disruptive modality based on new or existing technologies, including a combination of technologies, will achieve acceptance or leadership in the ADAS and autonomous driving space. Even if lidar products are used in initial generations of autonomous driving technology and ADAS products, we cannot guarantee that lidar products will be designed into or included in subsequent generations of such commercialized technology. The speed of market adoption and growth for ADAS or autonomous vehicles is difficult, if not impossible, to predict, and it is more difficult to predict this market’s future growth in light of the economic consequences of the lingering effects of the COVID-19 pandemic and other macroeconomic factors. Although we currently believe we have a differentiated market leading technology for the autonomous vehicle market, by the time mass market adoption of autonomous vehicle technology is achieved, we expect competition among providers of sensing technology based on lidar and other modalities to increase substantially. If, by the time autonomous vehicle technology achieves mass market adoption, commercialization of lidar products is not successful, or not as successful as we or the market expects, or if other sensing modalities gain acceptance by developers of ADAS products, automotive OEMs, regulators, safety organizations, or other market participants, our business, results of operations, and financial condition will be materially and adversely affected.

Over the longer term, we believe that our overall revenue growth, if any, will depend in part on our ability to expand within new markets such as aerospace and defense, shuttle, delivery vehicle, drone, railway, intelligent transport, mining and other markets as they emerge. Each of these markets presents distinct risks and, in many cases, requires that we expend our resources to address the particular requirements of that market.

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

Over the long term, we may experience significant growth in the scope and nature of our operations. Our ability to manage our operations and future growth will require us to continue to improve our operational, financial, and management controls, legal and compliance programs, and reporting systems. We may not be able to implement improvements in an efficient or timely manner and may discover deficiencies in existing controls, programs, systems, and procedures, which could have an adverse effect on our business, reputation, and financial results.

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

In the fourth quarter of 2023, we made the decision to wind down our existing industrial product and we will curtail support for this end market until we have achieved sufficient scale in our automotive products, which we believe represents our largest market opportunity. If we fail to achieve sufficient scale in our automotive products, we may not be in a position to reenter the Industrial market in the time frame we expect, or at all. Our manufacturing strategy for the industrial market had been focused on outsourcing volume manufacturing to contract manufacturers while maintaining the design, engineering, prototyping, testing, and pilot manufacturing in-house at our facility in Pleasanton, California.

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

Recently, we began an engagement with a new manufacturing partner in an effort to penetrate the lidar market in China, initially focused on the autonomous trucking and railway segments. Given this is a new endeavor, there is no guarantee that this will be successful or be effective at mitigating the risks associated with our outsourced manufacturing business model

We, our outsourcing partners, and our suppliers rely on complex machinery for production of our lidar solutions, which involves a significant degree of risk and uncertainty in terms of operational performance and costs.

We, our outsourcing partners, and our suppliers rely on complex machinery for the production, assembly, and installation of our lidar solutions, which involve a significant degree of uncertainty and risk in terms of operational performance and maintenance costs. In addition, the cost to procure such machinery can be significant and, in certain instances, such costs will be paid by us. Our limited in-house production facility, and the facilities of our outsourcing partners and suppliers, consist of large-scale machinery combining many components. These components may suffer unexpected malfunctions from time to time and will require repairs and spare parts to resume operations, which may not be available when needed. Unexpected malfunctions of these components may significantly affect intended operational efficiency. Operational performance and costs can be difficult to predict and are often influenced by factors outside of our control, such as, but not limited to, scarcity of natural resources, environmental hazards and remediation, costs associated with decommissioning of machines, labor disputes and strikes, difficulty or delays in obtaining governmental permits, damages or defects in electronic systems, industrial accidents, fires, seismic activity, and other natural and manufactured disasters. Should such operational risks materialize, it may result in personal injury to or death of workers, loss of production equipment, damage to production facilities, monetary losses, delays, and unanticipated fluctuations in production, environmental damage, administrative fines, increased insurance costs and potential legal liabilities, some of which may be the responsibility of our outsourcing partners and suppliers, but could have a material adverse effect on our business, prospects, financial condition, or operating results.

Our sales and operations in international markets expose us to associated operational, financial, and regulatory risks.

Sales to international customers accounted for 21% and 18% of our revenue during the six months ended June 30, 2024 and 2023, respectively. In May of 2024, we announced that we have partnered with Accelight Technologies, Inc. and LighTekton Co., Ltd. to deliver our lidar solutions to the China market, specifically focused on autonomous trucking and railway, as the market in China appears to be ahead of the rest of the world in lidar adoption. However, we have not previously sold into the China market and our partners, although they regularly conduct business in China, do not have experience in the lidar market. There is also significant competition in China from local lidar manufacturers. We can provide no assurances that we will be successful in the China lidar market.

In general, international operations are subject to a number of other risks, including:

•	exchange rate fluctuations;

•	political and economic instability, international terrorism, and anti-American sentiment, particularly in emerging markets;

•	global or regional health crises, such as the lingering effects of the COVID-19 pandemic or other epidemics or outbreaks of other contagions;

•	increasing military conflicts in Ukraine and the Middle East;

•	potential for violations of anti-corruption laws and regulations, such as those related to bribery and fraud;

•	preference for locally branded products, and laws and business practices favoring local competition;

•	potential consequences of, and uncertainty related to, the “Brexit” process in the United Kingdom, which could lead to additional expense and complexity in doing business there;

•	increased difficulty in managing inventory;

•	delayed revenue recognition;

•	the potential for less effective protection of intellectual property;

•

stringent regulation of autonomous driving or other systems or products using our products and stringent consumer protection and product compliance regulations, including, but not limited, to the General Data Protection Regulation, or GDPR in the European Union, European competition law, the Restriction of Hazardous Substances Directive, or RoHS, the Waste Electrical and Electronic Equipment Directive, or WEEE, and the European Ecodesign Directive, all of which are costly to comply with and may vary from country to country;

•	difficulties and costs of staffing and managing foreign operations;

•	import and export laws and the impact of tariffs;

•	changes in local tax and customs duty laws or changes in the enforcement, application, or interpretation of such laws; and

•	the U.S. government’s restrictions on technology transfers to certain countries.

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

Our products are intended to be combined with third-party hardware and software as part of a larger system. These larger systems are also highly technical, complex, and require high standards to manufacture. The third-party components incorporated into these larger systems, have been and will be subject to defects, errors, and reliability issues during development, production, and use. Should these third-party components, in which our products are intended to be combined with, fail or require action to correct defects or errors, it would likely delay the sale of the larger system in which our products are to be incorporated, thereby adversely affecting our financial results. As the production of third-party components is largely outside of our control, we are subject to such third parties investing sufficient time and resources to manufacture their products without minimal defects. For example, if a third-party reseller intended to overlay perception software on our product prior to resale, but such perception software contained defects or errors such that it could not be introduced into the market, the sales of our products would be delayed or cancelled, thereby adversely affecting our financial results.

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

To ensure adequate inventory, we must forecast inventory needs and expenses, place orders sufficiently in advance with our suppliers and manufacturing partners, and manufacture products based on our estimates of future demand for particular products. Fluctuations in the adoption of lidar products may affect our ability to forecast our future operating results, including revenue, gross margins, cash flows, and profitability. Our ability to accurately forecast demand for our products could be affected by many factors, including the accuracy of the forecasts that we receive from our customers, the rapidly changing nature of the autonomous driving and ADAS markets in which we operate, the uncertainty surrounding the market acceptance and commercialization of lidar technology, the emergence of new markets, an increase or decrease in customer demand for our products or for products and services of our competitors, product introductions by competitors, the lingering effects of the COVID-19 pandemic, other epidemics or outbreaks of other contagions, should they materialize, any work stoppages or interruptions, unanticipated changes in general market conditions, and the general weakening of economic conditions or consumer confidence, which may be exacerbated by the on-going military actions in Ukraine and the Middle East. If our lidar products are commercialized in autonomous driving and ADAS applications, both of which are experiencing rapid growth in demand, we may face challenges acquiring adequate supplies to manufacture our products and/or we and our manufacturing partners may not be able to manufacture our products at a rate necessary to satisfy the levels of demand, which would negatively affect our revenue. This risk may be enhanced by the fact that we may not carry or be able to obtain for our manufacturing partners a significant level of inventory to satisfy short-term increases in demand. If we fail to accurately forecast customer demand, we may experience excess inventory levels or a shortage of products available-for-sale.

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

Although we have and continue to pursue a broad customer base, we are dependent on a collection of customer relationships which are currently in development with strong purchasing power. For the six months ended June 30, 2024 and 2023, Continental AG accounted for approximately 0% and 71% of our revenue, respectively. At the end of 2023, Continental informed us of their decision to end our existing arrangement as our Tier 1 partner. The loss of business from any of our major customers (whether by lower overall demand for our products, component shortages that impact our customers’ production plans or product development plans, cancellation of existing contracts or product orders, or the failure to design in our products, or an award of initial or new business) could have a material adverse effect on our business.

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

The New Circle Purchase Agreement contains contractual limitations that may not allow us to draw all of the $50 million committed under the Purchase Agreement and to the extent we do draw under the Purchase Agreement, existing stockholders will be diluted.

On July 25, 2024, we entered into the Purchase Agreement with New Circle Principal Investments LLC, or New Circle, pursuant to which New Circle committed to purchase, subject to certain limitations, up to $50 million of our Common Stock should we elect to sell our Common Stock to them. Before the obligation to purchase any of our Common Stock arises, we must file and secure the effectiveness of the resale registration statement with the U.S. Securities and Exchange Commission, or the SEC with respect to any shares New Circle may purchase at our request. Should we be eligible to do so and decide to sell our Common Stock to New Circle, existing stockholders at such time will experience dilution of their interest in us, which dilution will be heightened if the price at which we sell Common Stock is low, as there is no minimum price at which we can sell our Common Stock under the Purchase Agreement.  Under the Purchase Agreement, we can only sell to New Circle up to 1,721,755 shares of our Common Stock, which is equal to 19.99% of the shares of the Company’s Common Stock outstanding as of the date of the Purchase Agreement, unless we first obtain stockholder approval or the average purchase price per share paid by New Circle exceeds the lower of the closing price on the execution date of the Purchase Agreement, or the average closing prices for our Common Stock during the 5-trading day period immediately preceding the execution of the Purchase Agreement. Moreover, we may not issue shares to New Circle whereby they would own more than 4.99% of our outstanding shares at any one time, which at July 25, 2024, was 429,792 shares. At values below $2.00 per share, we would likely not be in a position to realize the full commitment of $50 million under the Purchase Agreement and existing stockholders would experience significant dilution. Therefore, the actual number of shares we will be able to sell to New Circle, the amount of dilution our stockholders will experience upon the sale of our Common Stock under the Purchase Agreement, and the total proceeds that we will derive from such sales, cannot be determined at this time.

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

Changes in tax laws or exposure to additional income tax liabilities could affect our future profitability.

Factors that could materially affect our future effective tax rates include, but are not limited, to:

•	changes in tax laws (including tax rates) or the regulatory environment;

•	changes in accounting and tax standards or practices;

•	changes in the composition of operating income by tax jurisdiction; and

•	our operating results before taxes.

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

Competition for highly skilled personnel is often intense, especially in the San Francisco Bay Area, where we are headquartered, and we may incur significant costs to attract the highly skilled personnel we require. We may not be successful in attracting, integrating, or retaining qualified personnel to fulfill our current or future needs. We have, from time to time, experienced, and we expect to continue to experience, difficulty in hiring and retaining highly skilled employees with appropriate qualifications, especially those with engineering skills. Our ability to attract and retain the highly skilled personnel we require has been further hampered by the overall reductions in personnel we have implemented, which places more responsibility on fewer individuals, our focus on cash conservation, which has limited our ability to provide increases in compensation, and the decline in our stock price, which has decreased the retention value of the stock awards we have made to our employees. In addition, our equity plan is not well funded. We asked stockholders to approve an increase in the number of shares issuable under our equity plan at the 2024 annual meeting of stockholders. Our stockholders failed to approve the additional shares, therefore we have been unable to issue what we believe is sufficient equity to our employees, thereby decreasing our ability to retain them. Even if stockholders had approved the additional shares, the retention value of such shares may have been insufficient to adequately retain some or all of our employees. Moreover, with the personnel reductions we have implemented, it may create, in some instances, single points of failure, such that if certain individuals voluntarily resign from the Company, it may adversely impact, or significantly delay, our ability to bring our products to market, which would severely impact our operations and have an adverse impact on our business prospects.

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

We are at risk for interruptions, outages, and breaches of our operational systems, including our business, financial, accounting, product development, and production processes, owned by us, our suppliers or our partners; our facility security systems, owned by us, our suppliers, or our partners; our in-product technology owned by us, our suppliers, or our partners; the integrated software in our lidar solutions; or the data that we process or our suppliers process on our behalf. In mid-2022, our previous partner, Continental, experienced a cyberattack in which data was improperly taken from their servers. To date, Continental has not notified us that any data belonging to us was compromised. A cyber incident is considered to be any adverse event that threatens the confidentiality, integrity, or availability of our information resources. These incidents may be an intentional attack or an unintentional event and could involve gaining unauthorized access to our information systems or those of our third-party vendors for purposes of misappropriating assets, stealing confidential information, corrupting data, or causing operational disruption. Such cyber incidents could materially disrupt operational systems; result in loss of intellectual property, trade secrets or other proprietary or competitively sensitive information; compromise certain information of employees, suppliers, or others; jeopardize the security of our facilities; or affect the performance of in-product technology and the integrated software in our lidar solutions. A cyber incident could be caused by disasters, insiders (through inadvertence or with malicious intent), or malicious third parties (including nation-states or nation-state supported actors) using sophisticated, targeted methods to circumvent firewalls, encryption, and other security defenses, including hacking, fraud, trickery, phishing, or other forms of deception. The risks of a cybersecurity breach against companies based in the U.S., like us, may be enhanced as a byproduct of the on-going war in Ukraine, or by state-sponsored actors, primarily located in, or sponsored by, China, Russia or North Korea. Despite careful security and controls design, our information technology systems and the systems used by our third-party vendors, may be subject to security breaches and cyberattacks the result of which could include disrupted operations, misstated or unreliable financial data, liability for stolen assets or information, increased cybersecurity protection and insurance costs, litigation, and damage to business relationships.

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

We regularly maintain cash balances at third-party financial institutions, including Silicon Valley Bank, or SVB, in excess of the Federal Deposit Insurance Corporation insurance limit. When SVB was seized by regulators in March of 2023, we maintained our operating account at SVB. Shortly after the seizure by regulators, all of our funds were returned to us. Had the funds not been returned to us, it would have had a significant impact on our liquidity. We continue to maintain an operating account at SVB, but have established operating accounts at other financial institutions as well to mitigate the risk of any one bank failure. However, the failure of any depository institution to return any of our deposits, or if a depository institution is subject to other adverse conditions in the financial or credit markets, could impact access to our cash or cash equivalents and could adversely impact our operating liquidity and financial performance.

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

Actions that we have taken related to the implementation of our automotive-first strategic initiative may not be successful.

Although we believe that our revised automotive-first strategic plan will allow us to realign our resources and significantly reduce operating expenses, we cannot guarantee that the implementation of the revised automotive-first strategic plan will achieve or sustain the anticipated benefits, or that the benefits, even if achieved, will be adequate to meet long-term expectations. As a result of the revised automotive-first strategic plan, we have incurred additional costs in the near term, including cash expenditures for separation payments, employee benefits, and related costs. Additional risks associated with the continuing impact of the revised strategic plan include, employee attrition beyond our intended reduction-in-force and adverse effects on employee morale, diversion of management attention, adverse effects to our reputation as an employer (which could make it more difficult for us to hire employees in the future), and potential failure or delays to meet our shift in focus from research and development to commercialization of our automotive products. If we do not realize the expected benefits of our revised strategic plan on a timely basis or at all, our business, results of operations and financial condition could be adversely affected.

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

We could face in the future a variety of labor and employment claims against us, which could include, but is not limited to, general discrimination, wage and hour, privacy, ERISA, or disability claims. In such matters, government agencies or private parties may seek to recover from us very large, indeterminate amounts in penalties or monetary damages (including, in some cases, treble or punitive damages), or seek to limit our operations in some way.

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

Contamination at properties we currently operate at, where we formerly operated, or to which hazardous substances were sent by us, may subject us to liability pursuant to environmental laws and regulations, including, but not limited to, the Comprehensive Environmental Response, Compensation and Liability Act of 1980, commonly known as CERCLA, which can impose liability for the full amount of remediation-related costs without regard to fault, for the investigation and cleanup of contaminated soil and ground water, for remediating contamination and impacts to human health, and for damages to natural resources. The costs of complying with environmental laws and regulations and any claims concerning noncompliance, or liability with respect to contamination in the future, could have a material adverse effect on our financial condition or operating results. We may face unexpected delays in obtaining the requisite permit and approvals in connection with our planned production facilities that could require significant time and financial resources and delay our ability to operate these facilities, which would adversely impact our business, prospects, financial condition, and operating results.

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

Any patent applications we file may not ultimately issue or be registered, as we anticipated, or at all, which may have a material adverse effect on our ability to prevent others from commercially exploiting products similar to ours.

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

Most of the members of our management team have limited experience managing a publicly traded company, interacting with public company investors, and complying with the increasingly complex laws pertaining to public companies. Additionally, many members of our management team were recently hired, including our Chief Executive Officer, Matthew Fisch, who joined us in February 2023; our General Counsel, Andrew Hughes, who joined us in March 2021; and our Chief Financial Officer, Conor B. Tierney, who joined us in January 2022. Our management team may not successfully or efficiently manage their roles and responsibilities. Being a public company subjects us to significant regulatory oversight and reporting obligations under federal securities laws and the continuous scrutiny of securities analysts and investors. These obligations and constituents will require significant attention from our senior management and could divert their attention away from the day-to-day management of our business, which could adversely affect our business, financial condition, and operating results.

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

Our Amended Charter provides, subject to limited exceptions, that the Court of Chancery of the State of Delaware and the federal district courts of the United States of America will be the sole and exclusive forums for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, or employees.

Our Amended Charter requires, unless we consent in writing to the selection of an alternative forum, that derivative actions brought in our name, actions against our directors, officers, and employees for breach of fiduciary duty, and other similar actions may be brought only in the Court of Chancery in the State of Delaware except any action (A) as to which the Court of Chancery in the State of Delaware determines that there is an indispensable party not subject to the jurisdiction of the Court of Chancery (and the indispensable party does not consent to the personal jurisdiction of the Court of Chancery within ten days following such determination), (B) which is vested in the exclusive jurisdiction of a court or forum other than the Court of Chancery, or (C) for which the Court of Chancery does not have subject matter jurisdiction. In regard to any action arising under the Exchange Act, our Amended Charter provides that the federal district courts of the United States of America will be the sole and exclusive forum. In regard to any action arising under the Securities Act or the rules and regulations promulgated thereunder, our Charter provides that, unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States of America will, to the fullest extent permitted by law, be the sole and exclusive forum.

Section 27 of the Exchange Act creates exclusive federal jurisdiction over all lawsuits brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder. As a result, the exclusive forum provision will not apply to lawsuits brought to enforce any duty or liability created by the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction. Our Amended Charter provides that the exclusive forum provision will be applicable to the Securities Act to the fullest extent permitted by applicable law. We note that there is uncertainty as to whether a court would enforce the exclusive forum provision and that this exclusive forum provision does not purport to waive compliance with any federal securities laws and the rules and regulations thereunder. If a court were to find such provision to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in another jurisdiction, which could harm our business, operating results, and financial condition.

Any person or entity purchasing or otherwise acquiring any interest in shares of our common stock shall be deemed to have notice of and consented to the forum provisions in our Amended Charter. This choice of forum provision may limit the ability of one of our stockholders to bring a claim in a judicial forum that such stockholder might believe is more favorable for disputes with us or any of our directors, officers, other employees, or stockholders, which may discourage lawsuits with respect to such claims, although our stockholders will not be deemed to have waived our compliance with federal securities laws and the rules and regulations thereunder. Alternatively, if a court were to find the choice of forum provision contained in our Amended Charter to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in another jurisdiction, which could harm our business, financial condition, and results of operations.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Rule 10b5-1 Trading Plans. During the three months ended June 30, 2024, Luis C. Dussan, a member of the Company's board of directors, in his capacity as the trustee of both the Luis Dussan Trust A U/A/D 5/18/2022 and the Jennifer Dussan Trust A U/A/D 5/18/2022, adopted identical trading plans for each trust intended to be a "Rule 10b5-1 trading arrangement," as that term is defined in Item 408(a) of Regulation S-K.  Each plan was adopted on or about June 13, 2024 and provides the potential sale of up to 36,000 of the Company's common shares, for a cumulative total of 72,000 common shares. The trading plans will cease upon the earlier of September 30, 2025 or the completion of all transactions subject to the trading plans.

During the three months ended June 30, 2024, no other director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement" as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

Exhibit Number	Description	Form	File Number	Exhibit/Appendix Reference	Filing Date	Filed Herewith
3.1	Second Amended and Restated Certificate of Incorporation of AEye, Inc.	8-K	001-39699	3.1	08/23/2021
3.2	Certificate of Amendment of the Second Amended and Restated Certificate of Incorporation of AEye, Inc.	10-Q	001-39699	3.2	05/11/2023
3.3	Amended and Restated Bylaws of AEye, Inc.	8-K	001-39699	3.2	08/23/2021
31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15(d)-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15(d)-14(a) under the Securities Exchange Act of 1934, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	Inline XBRL Instance Document					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					X

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

Dated: August 7, 2024

AEye, Inc.

By: /s/ Matthew Fisch

Matthew Fisch

Chief Executive Officer and Chairman of the Board

(Principal Executive Officer)

By: /s/ Conor Tierney

Conor Tierney

Chief Financial Officer and Treasurer

(Principal Financial Officer)