Form 10-Q
period 2024-09-30
AEye, Inc.
filed 2024-11-14
CIK 1818644

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of November 11, 2024, the registrant had 9,133,148 shares of common stock, $0.0001 par value per share, outstanding.

AEye, Inc.

Quarterly Report on Form 10-Q

For the Quarterly Period Ended September 30, 2024

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

PART 1. FINANCIAL INFORMATION

Item 1. Financial statements (Unaudited)

AEYE, INC. CONDENSED CONSOLIDATED BALANCE SHEETS (In thousands, except share amounts and par value data)

	September 30, 2024	December 31, 2023
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$5,851	$16,932
Marketable securities	16,584	19,591
Accounts receivable, net	76	131
Inventories, net	258	583
Prepaid and other current assets	1,482	2,517
Total current assets	24,251	39,754
Right-of-use assets	703	11,226
Property and equipment, net	630	281
Restricted cash	—	2,150
Other noncurrent assets	784	906
Total assets	$26,368	$54,317

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$3,717	$3,442
Accrued expenses and other current liabilities	6,960	6,585
Contract liabilities	35	—
Total current liabilities	10,712	10,027
Operating lease liabilities, noncurrent	537	14,858
Convertible note	146	—
Other noncurrent liabilities	67	409
Total liabilities	11,462	25,294
COMMITMENTS AND CONTINGENCIES (Note 17)
STOCKHOLDERS’ EQUITY:
Preferred stock—$0.0001 par value: 1,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock—$0.0001 par value: 600,000,000 shares authorized; 8,940,942 and 6,310,090 shares issued and outstanding at September 30, 2024 and December 31, 2023	1	1
Additional paid-in capital	379,425	366,647
Accumulated other comprehensive income	27	10
Accumulated deficit	(364,547)	(337,635)
Total stockholders’ equity	14,906	29,023
Total liabilities and stockholders’ equity	$26,368	$54,317

The accompanying notes are an integral part of these condensed consolidated financial statements.

AEYE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except share amounts and per share data)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
REVENUE:
Prototype sales	$65	$56	$91	$426
Development contracts	39	132	65	969
Total revenue	104	188	156	1,395
Cost of revenue	306	4,479	729	8,651
Gross loss	(202)	(4,291)	(573)	(7,256)
OPERATING EXPENSES:
Research and development	3,767	5,654	12,137	20,993
Sales and marketing	74	1,910	482	10,782
General and administrative	3,803	5,380	13,641	20,279
Total operating expenses	7,644	12,944	26,260	52,054
LOSS FROM OPERATIONS	(7,846)	(17,235)	(26,833)	(59,310)
OTHER INCOME (EXPENSE):
Change in fair value of convertible note and warrant liabilities	9	12	(4)	(914)
Interest income and other	233	354	656	932
Interest expense and other	(1,102)	(174)	(729)	(9)
Total other income (expense), net	(860)	192	(77)	9
Loss before income tax expense	(8,706)	(17,043)	(26,910)	(59,301)
Provision for income tax expense	—	5	2	43
Net loss	$(8,706)	$(17,048)	$(26,912)	$(59,344)
PER SHARE DATA
Net loss per share (basic and diluted)	$(1.01)	$(2.78)	$(3.90)	$(10.34)
Weighted average shares outstanding (basic and diluted)	8,629,683	6,137,251	6,892,910	5,739,425
COMPREHENSIVE LOSS:
Net loss	$(8,706)	$(17,048)	$(26,912)	$(59,344)
Change in net unrealized gain on available-for-sale securities, net of tax	35	345	17	1,255
Change in fair value due to instrument-specific credit risk, net of tax	—	—	—	(21)
Net losses reclassified into income during the period, net of tax	—	46	—	46
Comprehensive loss	$(8,671)	$(16,657)	$(26,895)	$(58,064)

The accompanying notes are an integral part of these condensed consolidated financial statements.

AEYE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the nine months ended September 30, 2024 and 2023

(In thousands, except share amounts)

(Unaudited)

					Additional	Accumulated Other		Total
	Preferred Stock		Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
BALANCE—December 31, 2023	—	$—	6,310,090	$1	$366,647	$10	$(337,635)	$29,023
Stock-based compensation	—	—	—	—	3,014	—	—	3,014
Issuance of common stock upon vesting of restricted stock units	—	—	98,623	—	—	—	—	—
Taxes related to net share settlement of equity awards	—	—	(34,694)	—	(45)	—	—	(45)
Issuance of common stock under the Common Stock Purchase Agreement	—	—	129,000	—	165	—	—	165
Other comprehensive loss, net of tax	—	—	—	—	—	(14)	—	(14)
Net loss	—	—	—	—	—	—	(10,219)	(10,219)
BALANCE—March 31, 2024	—	$—	6,503,019	$1	$369,781	$(4)	$(347,854)	$21,924
Stock-based compensation	—	—	—	—	1,740	—	—	1,740
Issuance of common stock upon exercise of options	—	—	44,255	—	134	—	—	134
Issuance of common stock upon vesting of restricted stock units	—	—	167,143	—	—	—	—	—
Taxes related to net share settlement of equity awards	—	—	(1,292)	—	(2)	—	—	(2)
Issuance of common stock under the Common Stock Purchase Agreements	—	—	1,693,929	—	5,395	—	—	5,395
Stock issuance costs related to Common Stock Purchase Agreements	—	—	—	—	(416)	—	—	(416)
Issuance of common stock through Employee Stock Purchase Plan	—	—	30,679	—	26	—	—	26
Other comprehensive loss, net of tax	—	—	—	—	—	(4)	—	(4)
Net loss	—	—	—	—	—	—	(7,987)	(7,987)
BALANCE—June 30, 2024	—	$—	8,437,733	$1	$376,658	$(8)	$(355,841)	$20,810
Stock-based compensation	—	—	—	—	2,248	—	—	2,248
Issuance of common stock upon vesting of restricted stock units	—	—	146,463	—	—	—	—	—
Taxes related to net share settlement of equity awards	—	—	(53,767)	—	(66)	—	—	(66)
Issuance of common stock under Common Stock Purchase Agreements	—	—	410,513	—	585	—	—	585
Other comprehensive income, net of tax	—	—	—	—	—	35	—	35
Net loss	—	—	—	—	—	—	(8,706)	(8,706)
BALANCE—September 30, 2024	—	$—	8,940,942	$1	$379,425	$27	$(364,547)	$14,906

					Additional	Accumulated Other		Total
	Preferred Stock		Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity

BALANCE—December 31, 2022	—	$—	5,436,637	$1	$345,757	$(1,279)	$(250,509)	$93,970
Stock-based compensation	—	—	—	—	6,513	—	—	6,513
Issuance of common stock upon exercise of options	—	—	68,969	—	391	—	—	391
Issuance of common stock upon vesting of restricted stock units	—	—	99,460	—	—	—	—	—
Taxes related to net share settlement of equity awards	—	—	(44,028)	—	(867)	—	—	(867)
Conversion of convertible note into common stock	—	—	137,947	—	1,755	—	—	1,755
Other comprehensive income, net of tax	—	—	—	—	—	469	—	469
Net loss	—	—	—	—	—	—	(26,265)	(26,265)
BALANCE—March 31, 2023	—	$—	5,698,985	$1	$353,549	$(810)	$(276,774)	$75,966
Stock-based compensation	—	—	—	—	4,110	—	—	4,110
Issuance of common stock upon vesting of restricted stock units	—	—	85,416	—	—	—	—	—
Taxes related to net share settlement of equity awards	—	—	(29,861)	—	(181)	—	—	(181)
Conversion of convertible note into common stock	—	—	270,666	—	1,254	—	—	1,254
Issuance of common stock through Employee Stock Purchase Plan	—	—	22,137	—	118	—	—	118
Other comprehensive income, net of tax	—	—	—	—	—	420	—	420
Net loss	—	—	—	—	—	—	(16,031)	(16,031)
BALANCE—June 30, 2023	—	$—	6,047,343	$1	$358,850	$(390)	$(292,805)	$65,656
Stock-based compensation	—	—	—	—	4,084	—	—	4,084
Issuance of common stock upon exercise of stock options	—	—	11,108	—	59	—	—	59
Issuance of common stock upon vesting of restricted stock units	—	—	77,701	—	—	—	—	—
Taxes related to net share settlement of equity awards	—	—	(27,080)	—	(261)	—	—	(261)
Conversion of convertible note into common stock	—	—	93,916	—	329	—	—	329
Issuance of common stock under the Common Stock Purchase Agreement	—	—	19,500	—	136	—	—	136
Transaction costs related to Common Stock Purchase Agreement	—	—	—	—	(3)	—	—	(3)
Other comprehensive income, net of tax	—	—	—	—	—	391	—	391
Net loss	—	—	—	—	—	—	(17,048)	(17,048)
BALANCE—September 30, 2023	—	$—	6,222,488	$1	$363,194	$1	$(309,853)	$53,343

The accompanying notes are an integral part of these condensed consolidated financial statements.

AEYE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine months ended September 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(26,912)	$(59,344)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	80	998
(Gain) loss on sale of property and equipment, net	(12)	53
Noncash lease expense relating to operating lease right-of-use assets	905	1,058
Gain on termination of operating lease, net	(680)	—
Common stock purchase agreement costs	1,136	—
Impairment of right-of-use assets	—	47
Inventory write-downs, net of scrapped inventory	167	3,666
Change in fair value of convertible note and warrant liabilities	4	914
Realized loss on instrument-specific credit risk	—	46
Stock-based compensation	7,002	14,707
Amortization of premiums and accretion of discounts on marketable securities, net of change in accrued interest	(491)	33
Expected credit losses, net of write-off	35	—
Changes in operating assets and liabilities:
Accounts receivable, net	20	379
Inventories, current and noncurrent, net	157	(2,681)
Prepaid and other current assets	1,035	1,672
Other noncurrent assets	123	133
Accounts payable	275	1,494
Accrued expenses and other current liabilities	(3,411)	(2,571)
Operating lease liabilities	(936)	(1,143)
Contract liabilities	35	(969)
Other noncurrent liabilities	(346)	—
Net cash used in operating activities	(21,814)	(41,508)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(420)	(1,421)
Proceeds from sale of property and equipment	45	243
Purchases of marketable securities	(24,241)	(8,736)
Proceeds from redemptions and maturities of marketable securities	27,756	76,350
Net cash provided by investing activities	3,140	66,436
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	134	450
Proceeds from the issuance of convertible note	146	—
Payments for convertible note redemptions	—	(6,235)
Taxes paid related to the net share settlement of equity awards	(113)	(1,312)
Proceeds from issuance of common stock under Common Stock Purchase Agreements	5,863	136
Stock issuance costs related to Common Stock Purchase Agreements	(613)	—
Proceeds from issuance of common stock through the Employee Stock Purchase Plan	26	118
Net cash provided by (used in) financing activities	5,443	(6,843)
NET (DECREASE) INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(13,231)	18,085
CASH, CASH EQUIVALENTS AND RESTRICTED CASH—Beginning of period	19,082	21,214
CASH, CASH EQUIVALENTS AND RESTRICTED CASH—End of period	$5,851	$39,299
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes, net of refund	$(2)	$16
Cash paid for interest	—	115
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Purchases of property and equipment included in accounts payable and accrued liabilities	42	23
Conversion of convertible notes and accrued interest into Class A common stock	—	3,338
Operating lease liabilities extinguished upon termination of lease	16,325	—
Operating lease right-of-use asset derecognized upon termination of lease	10,371	—
Operating lease right-of-use assets obtained in exchange for lease obligations	753	—
Stock issuance costs included in accounts payable and accrued liabilities	657	3
Stock issuance costs through issuance of common stock	282	—
Taxes related to net share settlement of equity awards included in accrued liabilities	—	1

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

Unaudited Condensed Consolidated Financial Statements

The accompanying condensed consolidated financial statements are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial statements and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for fair presentation have been included. The accompanying interim unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes thereto for the year ended December 31, 2023 included in the Company's Annual Report on Form 10-K for the year ended December 31, 2023.

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

The Company has funded its operations primarily through the business combination and issuances of stock. As of September 30, 2024, the Company’s existing sources of liquidity included cash, cash equivalents, and marketable securities of $22,435.

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

As is common in early-stage companies with limited operating histories, the Company is subject to risks and uncertainties such as its ability to develop and commercialize its products; produce and deliver lidar and software products meeting acceptable performance metrics; attract new and retain existing customers; develop, obtain, or progress strategic partnerships; secure an automotive OEM design win; secure additional capital to support the business plan; and other risks and uncertainties.

Since its inception, the Company has incurred net losses and negative cash flows from operations. As of September 30, 2024, the Company had an accumulated deficit of $364,547. For the nine months ended September 30, 2024 and 2023, the Company incurred a net loss of $26,912 and $59,344, respectively, and the Company had net cash outflows from operating activities of $21,814 and $41,508, respectively. As of September 30, 2024, the Company had $22,435 of cash, cash equivalents, and marketable securities. As the Company is still in its early stages, it is expected to incur additional operating losses and negative cash flows as it continues to focus on achieving commercialization of its lidar solutions.

As described in Note 17, the Company was served with a complaint related to the alleged default of the lease for the Company’s former headquarters. The former landlord has claimed that the amount owed could be up to $8,500 and drew down the standby letter credit of $2,150, which was held as security for payment of rent. Management, with the assistance of legal counsel, has determined that it is remote that the Company would be required to make any payment related to this matter to the former landlord within one year from the financial statement issuance date. Depending on the outcome of this matter, there could be a material adverse effect on the liquidity, financial position, results of operations, or cash flows of the Company.

When conditions and events, in the aggregate, impact an entity’s ability to continue as a going concern, management evaluates the mitigating effect of its plans to determine if it is probable that the plans will be effectively implemented, and, when implemented, the plans will mitigate the relevant conditions or events.

The Company is dependent upon raising additional capital to provide the cash necessary to continue its ongoing operations and execute against its strategic objectives. During the nine months ended September 30, 2024, the Company raised $6,009 in gross proceeds from financing activities. However, successfully raising capital is outside of management's control and there can be no assurance that the Company will be able to obtain additional financing on terms acceptable to the Company, on a timely basis, or at all. Should the Company not be able to raise additional capital, the Company plans to adjust spending to preserve and extend liquidity over the next 12 months, these plans include managing its workforce to reduce payroll costs and managing other discretionary spending. There can be no assurance that the Company will be successful in these efforts to preserve cash.

Management believes that these plans can be successfully implemented and alleviate the substantial doubt that was raised about the Company's ability to continue as a going concern, which will result in sufficient liquidity and cash flows to support its ongoing operations and meet its obligations for at least one year following the date these condensed consolidated financial statements are issued.

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

Recent Accounting Pronouncements

In December 2023, the Financial Accounting Standards Board (“FASB”), issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740) - Improvements to Income Tax Disclosures, to increase the transparency and usefulness of income tax information through improvements to the income tax disclosures primarily related to the rate reconciliation and income taxes paid information. The guidance is effective for fiscal years beginning after December 15, 2024. The Company is currently in the process of evaluating the effects of the new guidance.

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

The Company's financial instruments that are not remeasured at fair value include accounts receivable, prepaid and other current assets, accounts payable, accrued expenses, other current and noncurrent liabilities, and convertible note. The carrying values of these financial instruments approximate their fair values.

The Company’s financial assets and liabilities measured at fair value on a recurring basis and the level of inputs used for such measurements were as follows (in thousands):

	Fair Value Measured as of September 30, 2024 Using:
	Adjusted Cost	Unrealized Gains	Fair Value	Cash and Cash Equivalent	Marketable Securities
Assets
Level 1
Money market funds	$4,774	$—	$4,774	$4,774	$—
Level 2
Corporate bonds	10,469	20	10,489	—	10,489
Commercial paper	3,697	3	3,700	—	3,700
U.S. Government securities	2,391	4	2,395	—	2,395
Total financial assets	$21,331	$27	$21,358	$4,774	$16,584
Liabilities
Level 2
Private placement warrant liability	$—	$—	$—	$—	$—
Level 3
Derivative warrant liability	—	—	30	—	—
Total financial liabilities	$—	$—	$30	$—	$—

	Fair Value Measured as of December 31, 2023 Using:
	Adjusted Cost	Unrealized Gains	Fair Value	Cash and Cash Equivalent	Marketable Securities
Assets
Level 1
Money market funds	$16,377	$—	$16,377	$16,377	$—
Level 2
Corporate bonds	2,880	1	2,881	—	2,881
Commercial paper	8,809	5	8,814	—	8,814
U.S. Government securities	7,892	4	7,896	—	7,896
Total financial assets	$35,958	$10	$35,968	$16,377	$19,591
Liabilities
Level 2
Private placement warrant liability	$—	$—	$—	$—	$—
Level 3
Derivative warrant liability	—	—	26	—	—
Total financial liabilities	$—	$—	$26	$—	$—

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

For the nine months ended September 30, 2024, there were no net transfers between Level 1 and Level 2 inputs.

The following table presents a summary of the changes in fair value of the Company’s Level 3 financial instruments for the nine months ended September 30, 2024 (in thousands):

Derivative Warrant Liability
Balance at December 31, 2023	$26
Additions	—
Change in fair value included in other income (expense), net	4
Balance at September 30, 2024	$30

The key inputs into the Monte-Carlo simulation model for the derivative warrant liability valued at September 30, 2024 are as follows:

September 30, 2024
Expected term (years)	2.0
Expected volatility	227.7%
Risk-free interest rate	3.7%
Dividend yield	—%
Exercise price	$105.00

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

3.	CASH, CASH EQUIVALENTS, AND RESTRICTED CASH

Cash, cash equivalents, and restricted cash as of  September 30, 2024 and  December 31, 2023 were as follows (in thousands):

	September 30, 2024	December 31, 2023
	(unaudited)
Cash and cash equivalents	$5,851	$16,932
Restricted cash	—	2,150
Total cash, cash equivalents, and restricted cash	$5,851	$19,082

Restricted cash of $2,150 as of December 31, 2023 consisted of funds that were contractually restricted as to usage or withdrawal due to a contractual agreement. The Company had a letter of credit in the amount of $2,150 with Citibank N.A. as security for the payment of rent on its headquarters. In August 2024, the landlord drew down on the letter of credit and the restricted cash was used to offset the letter of credit draw (see further discussion in Note 6, Leases).

4.	INVENTORIES

Inventory, net of write-downs, as of September 30, 2024 and  December 31, 2023 were as follows (in thousands):

	September 30, 2024	December 31, 2023
	(unaudited)
Raw materials	$181	$405
Work in-process	65	159
Finished goods	12	19
Total inventory, net	$258	$583

The Company also had $209 and $208 of noncurrent inventory (raw materials), net of write-downs, classified within other noncurrent assets on the condensed consolidated balance sheet as of September 30, 2024 and  December 31, 2023, respectively.

The Company’s current and noncurrent inventory as of September 30, 2024 and  December 31, 2023 was written down by $4,485 and $5,062, respectively, in order to reduce inventory to the lower of cost or net realizable value.

5.	PREPAID AND OTHER CURRENT ASSETS

Prepaid and other current assets as of September 30, 2024 and  December 31, 2023 were as follows (in thousands):

	September 30, 2024	December 31, 2023
	(unaudited)
Prepaid expenses	$1,414	$2,386
Advances to suppliers	—	79
Other	68	52
Total prepaid and other current assets	$1,482	$2,517

The Company’s advances to suppliers as of September 30, 2024 and December 31, 2023 were written down by $1,433 and $1,385, respectively, associated with the winding down of its existing industrial product as part of its revised strategic plan. See Note 15, Restructuring, for further details.

6.	LEASES

The Company leases office facilities in Northern California under non-cancelable operating leases. In July 2024, the Company entered into two new long-term leases, one of which the Company uses as its headquarters.

In August 2024, one of the Company's existing leases, originally set to expire on November 30, 2026, was terminated early. In conjunction with the early termination, the Company recorded a net gain of $680 on termination of the operating lease. The net gain included a gain of $5,954, comprised of a $16,325 net liability reduction, partially offset by a $10,371 decrease in its remaining right of use asset.  Additionally, in accordance with terms in the lease agreement and based on certain assumptions, the Company recorded a lease termination loss of $5,274, representing estimated unpaid rent for the remaining term. The net gain was recorded in general and administrative expenses in the condensed consolidated statement of operations and comprehensive loss. The lease termination liability was reduced by the draw-down of the $2,150 letter of credit by the landlord in August 2024; the remaining lease termination liability of $3,124 is recorded in accrued expenses and other current liabilities in the condensed consolidated balance sheets. See Note 15, Restructuring, and Note 17, Commitments and Contingencies, for further discussion.

The components of operating lease expenses, excluding the gain on lease termination, net, of $680, for the three and nine months ended September 30, 2024 and 2023 were as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Operating lease cost	$264	$593	$1,435	$1,797
Variable lease cost	32	89	201	248
Total operating lease cost	$296	$682	$1,636	$2,045

Maturities of lease liabilities are as follows (in thousands):

Operating leases
Years ending - December 31:	(unaudited)
2024 (remaining three months)	$31
2025	275
2026	283
2027	258
Total lease payments	847
Less amount to discount to present value	(82)
Present value of lease liabilities	$765

7.	ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities as of September 30, 2024 and  December 31, 2023 were as follows (in thousands):

	September 30, 2024	December 31, 2023
	(unaudited)
Lease termination liability	$3,124	$—
Accrued bonuses	1,806	2,053
Accrued payroll	371	540
Operating lease liabilities	228	2,415
Accrued severance	—	402
Accrued payroll taxes	117	317
Warranty reserve	96	102
Income tax payable	75	75
Accrued other	1,143	681
Total accrued expenses and other current liabilities	$6,960	$6,585

8.	CONVERTIBLE NOTES

2022 Convertible Note

On September 14, 2022, the Company entered into a Securities Purchase Agreement with an investor allowing for the sale and issue of up to two convertible notes, each with a principal balance of $10,500 and gross cash proceeds of $10,000, for a total of $20,000 in proceeds between the two issuances (each, a “Note Closing”). The first Note Closing (“First Closing”) occurred on September 15, 2022, and the Company entered into a Senior Unsecured Convertible Note with the investor pursuant to which the Company issued to the investor one convertible note (“2022 Note”) with a principal balance of $10,500 for net cash proceeds of $9,850. As part of the First Closing, the Company also issued warrants to the investor. The second Note Closing (“Second Closing”) could have occurred up to March 15, 2024, upon which the Company’s right to effect a Second Closing automatically terminated. As of March 15, 2024, the Company did not effect a Second Closing.

The 2022 Note bore interest at an annual rate of 5.0%, in addition to an original issue discount of 4.76%, and had an initial maturity date of March 15, 2024.

Beginning December 14, 2022, and the first trading day of each subsequent month (each a “Monthly Redemption Date” or an “Installment Date”), the Company was required to redeem the Monthly Redemption Amount until the 2022 Note was fully redeemed. The Monthly Redemption Amount, in most instances, was 1/15th of the original principal amount, plus any amount accelerated pursuant to the 2022 Note, accrued but unpaid interest, and late fees, if any. The principal and interest could be settled in cash or, so long as certain equity conditions were met and at the option of the Company, shares of common stock, which was payable together with the Monthly Redemption Amount.

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

The investor was permitted to accelerate up to four Monthly Redemption Amounts in any calendar month (each, an “Acceleration”, and each such amount, an “Acceleration Amount”, and the Conversion Date of any such Acceleration, each an “Acceleration Date”) at the Acceleration Conversion Price, subject to a $2,800 limit per month. The Acceleration Conversion Price was the lower of (i) the Installment Conversion Price for such current Installment Date or (ii) the greater of $9.00 and 95% of the lowest daily volume weighted average price of the common stock during the five trading days immediately preceding the Acceleration Date.

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

2024 Promissory Note

On May 10, 2024, the Company entered into a Securities Purchase Agreement with an investor for the sale and issuance of 330,823 shares of common stock and a 5-year promissory note with a principal balance of $146 ( “May 2024 Note”) for total gross cash proceeds of $1,000. The May 2024 Note bears interest at an annual rate equal to the Secured Overnight Financing Rate plus 1.0%, which is compounded quarterly in arrears, and has a maturity date of June 4, 2029. At maturity, the principal balance and accrued, unpaid and uncapitalized interest can be settled in cash, shares of common stock based on the closing price of the common stock as of the immediately preceding trading day, or any combination of the foregoing at the option of the investor.

9.	INTEREST EXPENSE AND OTHER

Interest expense and other for the three and nine months ended September 30, 2024 and 2023 consisted of the following (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Common stock purchase agreements costs	$1,136	$—	$1,136	$—
Amortization of premiums (accretion of discounts) on marketable securities, net	(149)	(1)	(590)	(230)
Expected credit losses	1	—	35	—
Loss on disposal of assets	—	105	—	105
Impairment of right-of-use assets	—	—	—	47
Realized loss on instrument-specific credit risk	—	46	—	46
Other	114	24	148	41
Interest expense and other	$1,102	$174	$729	$9

10.	STOCKHOLDERS' EQUITY

New Circle Principal Investments LLC (“New Circle”) Common Stock Purchase Agreement (the “CSPA”)

On July 25, 2024, the Company entered into a CSPA and a Registration Rights Agreement with New Circle. Under the terms and subject to the conditions of the CSPA, the Company has the right, but not the obligation, to sell to New Circle, and New Circle is obligated to purchase up to the lesser of (i) $50,000 of the Company’s common stock, or (ii) the Exchange Cap equal to 1,721,755 shares of the Company's common stock, unless the Company’s stockholders approve the issuance of shares in excess of the Exchange Cap, or the average price of all applicable sales of common stock to New Circle equals or exceeds $1.41 per share. The Company has sole discretion to initiate such sales of common stock over a period of 36 months. In all instances, the Company may not sell shares of its common stock to New Circle under the CSPA if doing so would result in New Circle beneficially owning more than 4.99% of the Company's common stock.

The purchase price per share to be purchased by New Circle shall equal either (i) the lowest volume-weighted average price for common stock over a one-day trading period or intraday trading period on the applicable purchase date multiplied by 96.5%, or (ii) the volume-weighted average price for common stock for the three consecutive trading days commencing on the purchase notice date multiplied by 97.5%. The maximum number of shares the Company may sell to New Circle on any single business day is the lesser of (i) the number of shares equal to 100.0% of the average daily trading volume of the common stock of the Company during the five trading days immediately preceding the purchase notice, and (ii) 400,000 shares of common stock.

In connection with the CSPA, the Company issued to New Circle 225,563 shares of common stock in the Company as commitment shares for the facility. At issuance, the 225,563 shares of common stock had a fair value of $282 and were recorded to Interest expense and other in the Company’s condensed consolidated statements of operations and comprehensive loss. The Company determined that the right to sell additional shares represents a freestanding put option under ASC 815, Derivatives and Hedging, and as such, the financial instrument was classified as a derivative asset with a fair value of zero at inception of the CSPA on July 25, 2024.

As of September 30, 2024, other than the commitment shares, the Company had issued 150 shares of its common stock to New Circle under the CSPA.

Alliance Global Partners (“A.G.P.”) At Market Issuance Sales Agreement (the “ATM Agreement”)

On September 12, 2024, the Company entered into the ATM and a Registration Rights Agreement with A.G.P. Under the terms and subject to the conditions of the ATM Agreement, the Company may issue and sell through AGP the Company’s common stock having an aggregate offering price of up to $2,600 ("Placement Shares") from time to time through an "at-the-market" equity offering program. The Company has sole discretion to initiate such sales of common stock over a period of 36 months. Under the terms and subject to the conditions of the ATM Agreement, the Company will set the parameters for the sale of shares, including the number or dollar amount of Placement Shares to be issued, the time period during which sales are requested to be made, any limitation on the number or dollar amount of Placement Shares that may be sold in any one trading day and any minimum price below which sales may not be made. The Company will pay a cash commission rate of up to 3.0% of the gross proceeds from the sale of Placement Shares sold pursuant to the ATM Agreement.

As of September 30, 2024, the Company had sold 10,000 shares through A.G.P. under the ATM Agreement.

11.	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The changes in accumulated other comprehensive income (loss) by component for the nine months ended September 30, 2024 and 2023 are as follows (in thousands):

Unrealized gains (losses) on available-for-sale securities
Balance at December 31, 2023	$10
Other comprehensive loss, net of tax	(14)
Balance at March 31, 2024	$(4)
Other comprehensive loss, net of tax	(4)
Balance at June 30, 2024	$(8)
Other comprehensive income, net of tax	35
Balance at September 30, 2024	$27

	Unrealized gains (losses) on available-for-sale securities	Change in fair value due to instrument-specific credit risk	Total
Balance at December 31, 2022	$(1,254)	$(25)	$(1,279)
Other comprehensive income (loss), net of tax	490	(21)	469
Balance at March 31, 2023	$(764)	$(46)	$(810)
Other comprehensive income, net of tax	420	—	420
Balance at June 30, 2023	$(344)	$(46)	$(390)
Other comprehensive loss before reclassifications, net of tax	345	—	345
Amounts reclassified from accumulated other comprehensive loss, net of tax	—	46	46
Other comprehensive income	345	46	391
Balance at September 30, 2023	$1	$—	$1

12.	NET LOSS PER SHARE

The following table sets forth the basic and diluted net loss per share attributable to common stockholders for the periods presented (in thousands, except share amounts and per share data):

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Numerator:
Net loss attributable to common stockholders	$(8,706)	$(17,048)	$(26,912)	$(59,344)
Denominator:
Weighted average common shares outstanding - Basic	8,629,683	6,137,251	6,892,910	5,739,425
Weighted average common shares outstanding - Diluted	8,629,683	6,137,251	6,892,910	5,739,425

Net loss per share attributable to common stockholders - Basic and Diluted	$(1.01)	$(2.78)	$(3.90)	$(10.34)

Due to net losses for the nine months ended September 30, 2024 and 2023, basic and diluted net loss per share were the same, as the effect of all potentially dilutive securities would have been anti-dilutive. The following table sets forth the anti-dilutive common share equivalents for the periods listed:

	Nine months ended September 30,
	2024	2023
Common stock options issued and outstanding	143,683	313,177
Unvested restricted stock units	540,996	787,265
Warrants	319,443	319,443
Common Stock Purchase Agreement	27,045,121	971,180
Conversion of convertible notes	131,196	—
ESPP	71,565	43,406
Total	28,252,004	2,434,471

13.	STOCK-BASED COMPENSATION

The following table summarizes stock-based compensation expense recorded in each financial statement line item in the Company’s condensed consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2024 and 2023 (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Cost of revenue	$—	$32	$—	$127
Research and development	926	1,720	2,634	5,528
Sales and marketing	37	653	222	2,695
General and administrative	1,285	1,679	4,146	6,357
Total stock-based compensation	$2,248	$4,084	$7,002	$14,707

The Company uses the Monte-Carlo simulation model to estimate the grant date fair value of awards with a market condition, which requires the input of subjective assumptions such as expected term, expected stock price volatility, risk-free interest rate, and dividend yield as discussed below.

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

Dividend Yield—The expected dividend-yield assumption is based on the Company’s current expectations about its anticipated dividend policy.

There were no awards granted with a market condition during the nine months ended September 30, 2024.

14.	REVENUE

Sale of Prototypes

The Company recorded revenue for prototype sales of $65 and $91 in the three and nine months ended September 30, 2024, respectively, and $56 and $426 in the three and nine months ended September 30, 2023, respectively. The Company does not incur significant contract costs in fulfilling or obtaining its contracts with customers.

Development Contracts

The Company has entered into research and development contracts as well as a sales, marketing and technical support services contract with companies primarily in the automotive industry. The Company assessed the number of performance obligations associated with the promises under each agreement, primarily the delivery of customized 4SightTM perception-related goods and services, and recognized $39 and $65 in revenue for performance obligations satisfied during the three and nine months ended September 30, 2024, respectively, and $132 and $969 during the three and nine months ended September 30, 2023, respectively, in the condensed consolidated statements of operations and comprehensive loss.

Disaggregation of Revenue

The Company recognized the following revenues by geographic area based on the primary billing address of the customer and by the timing of the transfer of goods or services to customers (point in time or over time), as it believes such criteria best depict how the nature, amount, timing, and uncertainty of its revenue and cash flows are affected by economic factors. Total revenue based on the disaggregation criteria described above is as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Revenue by primary geographical market:
United States	$39	$164	$80	$1,154
Europe	65	24	76	184
Asia-Pacific	—	—	—	57
Total	$104	$188	$156	$1,395

Revenue by timing of recognition:
Recognized at a point in time	$65	$56	$91	$426
Recognized over time	39	132	65	969
Total	$104	$188	$156	$1,395

Contract Liabilities

The Company had $35 and $0 contract liabilities as of September 30, 2024 and  December 31, 2023, respectively.

The following table shows the significant changes in contract liabilities balance for the nine months ended September 30, 2024 and 2023 (in thousands):

	Nine months ended September 30,
	2024	2023
Beginning balance	$—	$987
Revenue recognized that was included in the contract liabilities beginning balance	—	(969)
Increase due to cash received and not recognized as revenue and billings in excess of revenue recognized during the period	35	—
Ending balance	$35	$18

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

15.	Restructuring

In 2023, the Company implemented a revised strategic plan, which focused on key products and critical customer engagements in the Automotive market, and aligned the Company's operations with evolving business needs by focusing on a transition from research and development to the commercialization of the Company's automotive products, while winding down the existing industrial product and reducing fixed operating costs. In August 2024, the Company further reduced fixed operating costs and terminated its headquarters lease. See discussion in Footnote 6, Leases.

The Company recorded restructuring benefits, net, of ($680) and ($557) in the three and nine months ended September 30, 2024, respectively, and restructuring charges of $172 and $1,470 in the three and nine months ended September 30, 2023, respectively, primarily relating to the net gain on termination of operating lease, one-time employee termination benefits and losses on purchase commitments. Restructuring-related liabilities are included in accrued expenses and other current liabilities in the condensed consolidated balance sheets.

Restructuring charges are summarized as follows as of  September 30, 2024 (in thousands):

	One-time employee termination benefits	Losses on purchase commitments	Lease Termination Liability	Other	Total
Balance as of December 31, 2023	$402	$233	$—	$56	$691
Charges	18	105	5,274	—	5,397
Cash payments	(420)	(36)	(2,150)	(51)	(2,657)
Balance as of September 30, 2024	$—	$302	$3,124	$5	$3,431

Restructuring charges (benefits) are included in the condensed consolidated statements of operations and comprehensive loss during the three and nine months ended September 30, 2024 and 2023 as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Cost of revenue	$—	$—	$105	$50
Research and development	—	—	—	503
Sales and marketing	—	100	18	658
General and administrative	(680)	72	(680)	259
Total restructuring charges (benefits)	$(680)	$172	$(557)	$1,470

16.	INCOME TAXES

For the three and nine months ended September 30, 2024, the Company recognized $0 and $2 provision for income taxes, respectively. For the three and nine months ended September 30, 2023, the Company recognized $5 and $43 provision for income taxes, respectively. The income tax rates vary from the federal and state statutory rates due to the valuation allowances on the Company’s net operating losses and foreign tax rate differences. The Company computes its quarterly income tax provision by using a forecasted annual effective tax rate and adjusts for any discrete items arising during the quarter.

17.	COMMITMENTS AND CONTINGENCIES

Legal matters

The Company may be subject to legal proceedings and claims that arise in the ordinary course of business. Litigation can be expensive and disruptive to normal business operations. Moreover, the results of complex legal proceedings are difficult to predict and the Company’s view of these matters may change in the future as the litigation and events related thereto unfold. The Company expenses legal fees as incurred. The Company records a provision for contingent losses when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated.

As previously disclosed, on August 28, 2024, the Company was served with a complaint that was filed in the Superior Court of California for the County of Alameda on August 26, 2024 that (1) alleges the Company is in breach of the lease for its former headquarters office in Dublin, California because of the Company’s failure to pay rent as required by the lease and (2) provides notice that the lease had been terminated by the landlord effective as of August 23, 2024.  The landlord claimed that the amount owed could be up to $8,500. Thereafter, in August 2024, the landlord fully drew down the standby letter of credit of $2,150, which was held as security for the payment of rent, due to the alleged default of the lease. The Company disputes, among other things, that the total damages claimed by the landlord equal the amount claimed. Depending on the outcome of this matter, there could be a material adverse effect on the financial position, results of operations, or cash flows of the Company.

18.	RELATED PARTIES

From November 2016 to December 2023, the Company employed a sibling of Mr. Dussan, a director and the Company’s former Chief Technology Officer, who held the position of Director, Human Resources. For the nine months ended September 30, 2023, Mr. Dussan’s sibling received total cash compensation of $113 and was granted 2,000 RSUs. In addition, he participated in all other benefits that the Company generally offers to all of its employees. There were no related party transactions for the nine months ended September 30, 2024.

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

Overview

This overview provides a high-level discussion of our operating results and some of the trends that affect our business. We believe that an understanding of these trends is important to understanding our financial results for the three and nine months ended September 30, 2024, as well as our future prospects. This summary is not intended to be exhaustive, nor is it intended to be a substitute for the detailed discussion and analysis provided elsewhere in this Quarterly Report, including our condensed consolidated financial statements and accompanying notes.

All dollar amounts expressed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations are in thousands of dollars, except for per share amounts and unless otherwise specified.

Reverse Stock Split

On December 27, 2023, we effected a 1-for-30 reverse stock split of our issued and outstanding shares of common stock (the “Reverse Stock Split”). Pursuant to the Reverse Stock Split, every thirty (30) shares of issued and outstanding shares of common stock were combined into one (1) share of common stock. We did not issue fractional shares in connection with the Reverse Stock Split. Stockholders who were otherwise entitled to fractional shares of common stock were instead entitled to receive a proportional cash payment. The number of outstanding warrants was also proportionately adjusted.

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

Dowslake Transaction

On May 10, 2024, we entered into a Securities Purchase Agreement with Dowslake Microsystems Corporation, or Dowslake, pursuant to which Dowslake agreed to purchase 330,823 shares of common stock for a purchase price of $854, which represents a per share purchase price of $2.58, and an unsecured promissory note in the principal amount of $146 for an aggregate purchase price of $1,000.

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

New Circle Transaction

On July 25, 2024, we entered into a Stock Purchase Agreement with New Circle Principal Investments LLC, or New Circle, pursuant to which we have the right, but not the obligation, to sell to New Circle, and New Circle is obligated to purchase, up to $50,000 of our Common Stock. Such sales of common stock by us, if any, and may occur from time to time at our sole discretion, over a 36-month period.

A.G.P. Transaction

On September 12, 2024, we entered into an At Market Issuance Sales Agreement with Alliance Global Partners, or A.G.P., pursuant to which we may issue and sell through A.G.P., up to $2,600 of our common stock from time to time through an "at-the-market" equity offering program. Such sales of common stock by us, if any, may occur from time to time at our sole discretion, over a 36-month period.

Key Factors Affecting Our Operating Results

We believe that our future performance and success depends, to a substantial extent, on our ability to capitalize on the opportunities described herein, which in turn are subject to significant risks and challenges, including those discussed below and the risk factors described in the “Risk Factors” section of this Quarterly Report on Form 10-Q.

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

Market Trends and Uncertainties

We anticipate future demand for our 4SightTM Intelligent Sensing Platform will come from two major markets, Automotive and Industrial. In the near term, we anticipate concentrating on the Automotive market by more effectively leveraging our business model, focusing on advanced driver-assistance systems, or ADAS, autonomous driving, and commercial trucking. In the longer term, we will look for opportunities in the Industrial market, such as in the railway and intelligent transportation systems, or ITS segments, when it becomes cost-effective to do so based on higher volume production in the Automotive market. This strategy provides us with multiple opportunities for sustained growth by enabling new applications and product features across these market segments. However, as our customers continue their R&D projects to commercialize solutions that rely on lidar technology, it is difficult to estimate the timing of ultimate end market demand and customer adoption. In the Automotive market for example, which accounted for 0% and 71% of revenue in the nine months ended September 30, 2024 and 2023, respectively, our growth and financial performance will be heavily influenced by our ability to successfully integrate into OEM programs that require years of development, testing, and validation. Because of the size and complexity of these OEM programs, having Tier 1 partnerships should provide a substantial competitive advantage over our competitors given their large scale, mass-production capabilities, and existing OEM relationships. The decision by our former Tier 1 partner, Continental, to discontinue our joint lidar development program was a setback to our business, however, we were able to able engage LITEON as a replacement Tier 1 automotive supplier. If we are unable to establish and maintain our relationship with LITEON or find other Tier 1 automotive suppliers in the future, this could have a material and adverse effect on our business, as our business model is predicated on licensing our lidar designs and other intellectual property to Tier 1 automotive suppliers. Our primary focus in the Automotive market is on ADAS for passenger and commercial vehicle autonomy, particularly highway autonomy applications. We believe that growth in that market is driven by both more stringent safety regulations and consumer demand for vehicles offering increased safety and advanced driver assist features. We will need to anticipate and adapt to any changes in the regulatory environment, as well as changes in consumer demand, in order to take advantage of this opportunity.

As is common in early-stage companies with limited operating histories, we are subject to risks and uncertainties such as those described in Part II, Item 1A of this Quarterly Report on Form 10-Q. Since inception, we have incurred net losses and negative cash flows from operations and expect to continue incurring losses until after we reach commercialization. We are dependent upon raising additional capital to provide the cash necessary to continue our ongoing operations. We have been able to do so in the past, for example, through the nine months ended September 30, 2024, we were able to raise approximately $6,000  in gross proceeds from financing activities. Should we not be successful in raising additional capital, we will require alternative sources of liquidity to continue our operations for the next twelve months. In those circumstances, we would also plan to adjust spending in order to preserve and extend liquidity, and we have plans to further reduce operating expenses and cash outlays should we need to. We believe that these plans can be successfully implemented, which would likely result in adequate cash flows to support our ongoing operations for at least one year from the date of this Quarterly Report on Form 10-Q.

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

We have engaged with LITEON as our Tier 1 automotive supplier and are actively working with LITEON to bring our products to market. We have also recently with partners in an effort to penetrate the lidar market in China. Given both our engagement with LITEON and our partners in the China market are relatively recent, there is no guarantee that either or both endeavors will be successful.

We believe our revenue and profitability will also be dependent upon our success in licensing our technology to Tier 1 automotive suppliers, such as our Tier 1 partner, LITEON, or our previous partner, Continental, which represented 0% and 71% of revenue in the nine months ended September 30, 2024 and 2023, respectively, that intend to use our technology in volume production of lidar sensors for OEMs. Delays in autonomy programs by OEMs that we are currently or plan to be working with through our Tier 1 partners could result in us being unable to achieve our revenue and profitability targets in the time frame we anticipate, or at all.

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

Interest Income, Interest Expense and Other

Interest income and other consists primarily of interest earned on our cash, cash equivalents, and marketable securities. These amounts will vary based on our cash and cash equivalents balances and market rates. Interest income and other also includes gains on sale of property and equipment. Interest expense and other consists primarily of financing costs and amortization of premiums and accretion of discounts on marketable securities, net.

Results of Operations

Comparison of the three months ended September 30, 2024 and 2023

The results of operations presented below should be reviewed in conjunction with the condensed consolidated financial statements and notes included elsewhere in this report. The following table sets forth our consolidated results of operations data for the three months ended September 30, 2024 and 2023 (in thousands, except for percentages):

	Three months ended September 30,		Change	Change
	2024	2023	$	%
Prototype sales	$65	$56	$9	16%
Development contracts	39	132	(93)	(70)%
Total revenue	104	188	(84)	(45)%
Cost of revenue	306	4,479	(4,173)	(93)%
Gross loss	(202)	(4,291)	4,089	(95)%
Research and development	3,767	5,654	(1,887)	(33)%
Sales and marketing	74	1,910	(1,836)	(96)%
General and administrative	3,803	5,380	(1,577)	(29)%
Total operating expenses	7,644	12,944	(5,300)	(41)%
Loss from operations	(7,846)	(17,235)	9,389	(54)%
Change in fair value of convertible note and warrant liabilities	9	12	(3)	(25)%
Interest income and other	233	354	(121)	(34)%
Interest expense and other	(1,102)	(174)	(928)	533%
Total other income (expense), net	(860)	192	(1,052)	(548)%
Loss before income tax expense	(8,706)	(17,043)	8,337	(49)%
Provision for income tax expense	—	5	(5)	(100)%
Net loss	$(8,706)	$(17,048)	$8,342	(49)%

Revenue

Prototype Sales

Prototype sales increased by $9, or 16%, to $65 for the three months ended September 30, 2024, from $56 for the three months ended September 30, 2023. This was primarily due to an increase in units sold of our 4Sight™-based industrial product, partially offset by lower average sales prices.

Development Contracts

Development contracts decreased by $93, or 70%, to $39 for the three months ended September 30, 2024, from $132 for the three months ended September 30, 2023. The decrease was primarily due to lower revenues as we fulfilled our obligations on a Tier 1 automotive supplier contract in the fourth quarter of 2023.

Cost of Revenue

Cost of revenue decreased by $4,173, or 93%, to $306 for the three months ended September 30, 2024, from $4,479 for the three months ended September 30, 2023. This decrease was primarily due to non-routine inventory write-downs in the third quarter of 2023 that were associated with the transition to certain higher-grade components in our automotive products, and lower development contract costs in the current quarter as we had fulfilled our obligations on a Tier 1 automotive supplier contract in the fourth quarter of 2023.

Operating Expenses

Research and Development

Research and development expenses decreased by $1,887, or 33%, to $3,767 for the three months ended September 30, 2024, from $5,654 for the three months ended September 30, 2023. This decrease was primarily driven by the implementation of our revised strategic plan, with decreases in personnel costs of $844, stock-based compensation expense of $794, and information technology and facilities expense of $222.

Sales and Marketing

Sales and marketing expenses decreased by $1,836, or 96%, to $74 for the three months ended September 30, 2024, from $1,910 for the three months ended September 30, 2023. This decrease was primarily driven by the implementation of our revised strategic plan, with decreases in personnel costs of $863, stock-based compensation of $615, trade show, marketing, and consultant spend of $138, and information technology and facilities expense of $121.

General and Administrative

General and administrative expenses decreased by $1,577, or 29%, to $3,803 for the three months ended September 30, 2024, from $5,380 for the three months ended September 30, 2023. This decrease was primarily driven by the implementation of our revised strategic plan, with decreases in stock-based compensation of $394, accounting, legal, and consulting fees of $203, operating lease costs of $(321), and insurance of $127. The decrease was also due to a net gain on termination of an operating lease of $680 in the current period.

Change in Fair Value of Convertible Note and Warrant Liabilities

Change in fair value of convertible note and warrant liabilities decreased by $3, or 25%, to a loss of $9 for the three months ended September 30, 2024, from a loss of $12 for the three months ended September 30, 2023. This decrease was primarily due to settlement of the 2022 Note in the third quarter of 2023.

Interest Income and Other

Interest income and other decreased by $121, or 34%, to $233 for the three months ended September 30, 2024, from $354 for the three months ended September 30, 2023. This decrease was primarily due to less interest earned on our marketable securities in the current period.

Interest Expense and Other

Interest expense and other increased by $928, or 533%, to $1,102 for the three months ended September 30, 2024, from $174 for the three months ended September 30, 2023. This increase was primarily due to costs of $1,136 related to financing arrangements executed in the quarter and an increase in foreign exchange loss of $88, partially offset with a favorable increase in accretion of discounts on marketable securities, net, of $148

Provision for Income Tax Expense

Provision for income tax expenses decreased to $0 for the three months ended September 30, 2024, from $5 for the three months ended September 30, 2023. This change is due to changes in pretax income (loss) in the U.S. and certain foreign entities and changes in tax rates.

Net Loss

Net loss decreased by $8,342, or 49%, to $8,706 for the three months ended September 30, 2024, from $17,048 for the three months ended September 30, 2023. This decrease was primarily due to decreases in operating expenses following restructuring and cost reduction efforts in connection with our revised strategic plan as announced during 2023 and decreases in cost of revenues as we had fulfilled our obligations on a Tier 1 automotive supplier contract in the fourth quarter of 2023.

Results of Operations

Comparison of the nine months ended September 30, 2024 and 2023

The results of operations presented below should be reviewed in conjunction with the condensed consolidated financial statements and notes included elsewhere in this report. The following table sets forth our consolidated results of operations data for the nine months ended September 30, 2024 and 2023 (in thousands, except for percentages):

	Nine months ended September 30,		Change	Change
	2024	2023	$	%
Prototype sales	$91	$426	$(335)	(79)%
Development contracts	65	969	(904)	(93)%
Total revenue	156	1,395	(1,239)	(89)%
Cost of revenue	729	8,651	(7,922)	(92)%
Gross loss	(573)	(7,256)	6,683	(92)%
Research and development	12,137	20,993	(8,856)	(42)%
Sales and marketing	482	10,782	(10,300)	(96)%
General and administrative	13,641	20,279	(6,638)	(33)%
Total operating expenses	26,260	52,054	(25,794)	(50)%
Loss from operations	(26,833)	(59,310)	32,477	(55)%
Change in fair value of convertible note and warrant liabilities	(4)	(914)	910	(100)%
Interest income and other	656	932	(276)	(30)%
Interest expense and other	(729)	(9)	(720)	8000%
Total other income (expense), net	(77)	9	(86)	(956)%
Loss before income tax expense	(26,910)	(59,301)	32,391	(55)%
Provision for income tax expense	2	43	(41)	(95)%
Net loss	$(26,912)	$(59,344)	$32,432	(55)%

Revenue

Prototype Sales

Prototype sales decreased by $335, or 79%, to $91 for the nine months ended September 30, 2024, from $426 for the nine months ended September 30, 2023. This was primarily due to a decrease in units sold of our 4Sight™-based industrial product due to our focus on executing key milestones in the Automotive market.

Development Contracts

Development contracts decreased by $904, or 93%, to $65 for the nine months ended September 30, 2024, from $969 for the nine months ended September 30, 2023. The decrease was primarily due to lower development contract revenues as we fulfilled our obligations on a Tier 1 automotive supplier contract in the fourth quarter of 2023.

Cost of Revenue

Cost of revenue decreased by $7,922, or 92%, to $729 for the nine months ended September 30, 2024, from $8,651 for the nine months ended September 30, 2023. This decrease was primarily due to fewer units sold in the current year to date due to the wind-down of our existing industrial product and also lower development contract costs as we had fulfilled our obligations on a Tier 1 automotive supplier contract in the fourth quarter of 2023.

Operating Expenses

Research and Development

Research and development expenses decreased by $8,856, or 42%, to $12,137 for the nine months ended September 30, 2024, from $20,993 for the nine months ended September 30, 2023. This decrease was primarily driven by the implementation of our revised strategic plan, with decreases in personnel costs of $4,030, stock-based compensation expense of $2,894, engineering parts and lab equipment expense of $685, third party research and development work of $627, and information technology and facilities expense of $397.

Sales and Marketing

Sales and marketing expenses decreased by $10,300, or 96%, to $482 for the nine months ended September 30, 2024, from $10,782 for the nine months ended September 30, 2023. This decrease was primarily driven by the implementation of our revised strategic plan, with decreases in personnel costs of $4,700, trade show, marketing, and consultant spend of $2,002, stock-based compensation of $2,472, information technology and facilities expense of $555, and travel and entertainment expense of $426.

General and Administrative

General and administrative expenses decreased by $6,638, or 33%, to $13,641 for the nine months ended September 30, 2024, from $20,279 for the nine months ended September 30, 2023. This decrease was primarily driven by the implementation of our revised strategic plan, with decreases in personnel costs of $968, stock-based compensation of $2,211, accounting, legal, and consulting fees of $1,304, insurance of $876, operating lease costs of $318, and travel and entertainment expense of $121. The decrease was also due to a net gain on termination of an operating lease of $680 in the current period.

Change in Fair Value of Convertible Note and Warrant Liabilities

Change in fair value of convertible note and warrant liabilities decreased by $910, or 100%, to $4 for the nine months ended September 30, 2024, from $914 for the nine months ended September 30, 2023. This decrease was primarily due to settlement of the 2022 Note in the third quarter of 2023.

Interest Income and Other

Interest income and other decreased by $276, or 30%, to $656 for the nine months ended September 30, 2024, from $932 for the nine months ended September 30, 2023. This decrease was primarily due to less interest earned on our marketable securities in the current period.

Interest Expense and Other

Interest expense and other increased by $720, or 8000%, to $729 for the nine months ended September 30, 2024, from $9 for the nine months ended September 30, 2023. This increase was primarily due to costs of $1,136 related to financing arrangements executed in the period, partially offset with a favorable increase in accretion of discounts on marketable securities, net of $360.

Provision for Income Tax Expense

Provision for income tax expenses decreased to $2 for the nine months ended September 30, 2024, from $43 for the nine months ended September 30, 2023. This change is due to changes in pretax income (loss) in the U.S. and certain foreign entities and changes in tax rates.

Net Loss

Net loss decreased by $32,432, or 55%, to $26,912 for the nine months ended September 30, 2024, from $59,344 for the nine months ended September 30, 2023. This decrease was primarily due to decreases in operating expenses following restructuring and cost reduction efforts in connection with our revised strategic plan as announced during 2023 and decreases in cost of revenues as we had fulfilled our obligations on a Tier 1 automotive supplier contract in the fourth quarter of 2023.

Liquidity and Capital Resources

Sources of Liquidity

Our capital requirements will depend on many factors, including, but not exclusively, sales volume and timing of revenue, our efforts to establish and maintain relationships with one or more Tier 1 automotive suppliers and the timing of an OEM design win, our ability to extend our cash runway based on the restructuring initiatives announced in the previous year, the timing and extent of spending to support R&D efforts, how quickly we can commercialize our products, and market adoption of new and enhanced products and features. As of September 30, 2024, our cash, cash equivalents, and marketable securities totaled $22,435. For the nine months ended September 30, 2024 and 2023, we had a net loss of $26,912 and $59,344, respectively. We anticipate that we will continue to incur losses for at least the next several years.

To date, our principal sources of liquidity have been proceeds received from the issuance of equity. In December 2021, we entered into a Common Stock Purchase Agreement with Tumim Stone Capital LLC, or Tumim Stone, pursuant to which we had the right, but not the obligation, to issue and sell to Tumim Stone over a 36-month period, up to $125,000 of our common stock. On May 6, 2022, we filed a Registration Statement on Form S-1, which related to the offer and resale of up to 1,028,847 shares of our common stock to be purchased by Tumim Stone, pursuant to the Common Stock Purchase Agreement. On July 24, 2024, this Common Stock Purchase Agreement was terminated in conjunction with us entering into the CSPA with New Circle.  In total, 996,866 shares were issued under this Common Stock Purchase Agreement.

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

On May 10, 2024, we entered into a Securities Purchase Agreement with Dowslake, pursuant to which Dowslake agreed to purchase 330,823 shares of common stock for a purchase price of approximately $854, which represents a per share purchase price of $2.58, and an unsecured convertible promissory note with a principal amount of $146 for an aggregate purchase price of $1,000.

On May 29, 2024, we entered into a Securities Purchase Agreement with certain institutional investors pursuant to which we agreed to issue and sell, in a registered direct offering using our shelf registration statement on Form S-3, an aggregate of 727,706 shares of common stock at a per share purchase price of $3.448 for gross proceeds of approximately $2,509, before deducting estimated offering expenses payable by us.

On July 25, 2024, we entered into the CSPA with New Circle, pursuant to which we agreed to issue and sell up to $50,000 of common stock, at our discretion from time to time, subject to the satisfaction of the conditions in the Purchase Agreement.

On September 12, 2024, we entered into the ATM Agreement with A.G.P., pursuant to which we agreed to issue and sell up to $2,600 of common stock, at our discretion from time to time through an "at-the-market" equity offering, subject to the satisfaction of the conditions in the ATM Agreement.

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

Accounting Standards Codification, or ASC, Subtopic 205-40, Presentation of Financial Statements - Going Concern, requires us to assess our ability to meet our future financial obligations as they become due within one year after the date that the financial statements are issued. Despite the recent restructuring initiatives, we expect that our expenses will continue to exceed our operating income and, as a result, we may need additional capital resources to fund our operations. We believe that our potential liquidity and the implementation of our plans should we be unable to secure additional financing will sufficiently alleviate the risk of substantial doubt about our ability to continue as a going concern and will enable us to fund our operating expenses, working capital, and capital expenditure requirements for a period of at least twelve months from the date of this Quarterly Report on Form 10-Q. For additional discussion of our plans, see Note 1 in the Notes to the Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report on Form 10-Q. If our cash needs are greater than we anticipate, we may be required to reduce our operating expenses further or raise additional capital sooner. Given the current macroeconomic environment, OEMs appear to be more cautious about their capital spending and investments into new technologies and as a result we have seen the timelines for certain opportunities delayed, which may negatively impact the time for us to reach positive cash flows from operations. Our plans for the use of cash in the long term (beyond twelve months from this Quarterly Report on Form 10-Q) are primarily related to funding operating expenses to support the commercialization of our products. For additional information regarding our cash requirements from lease obligations, lease termination liability and contractual obligations, see Notes 6 and 17 to the Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report on Form 10-Q.

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

Cash Flow Summary

	Nine months ended September 30,
	2024	2023
	(in thousands)
Net cash provided by (used in):
Operating activities	$(21,814)	$(41,508)
Investing activities	$3,140	$66,436
Financing activities	$5,443	$(6,843)

Operating Activities

For the nine months ended September 30, 2024, net cash used in operating activities was $21,814. Factors affecting our operating cash flows during this period were net loss of $26,912, gain on termination of operating lease, net, of $680, amortization of premiums and accretion of discounts on marketable securities, net of $491, offset by stock-based compensation of $7,002, common stock purchase agreement costs of $1,136, and noncash lease expense of $905. Within operating activities, the net changes in operating assets and liabilities were cash used of $3,048, primarily driven by decreases in accrued expenses and other liabilities, operating lease liabilities and other noncurrent liabilities of  $3,411, $936 and $346, respectively. Cash used was offset by cash provided by decreases in prepaid and other current assets, inventories, and other noncurrent assets of $1,035, $157 and $123, respectively, and an increase in accounts payable of $275.

For the nine months ended September 30, 2023, net cash used in operating activities was $41,508. Factors affecting our operating cash flows during this period were a net loss of $59,344, offset by stock-based compensation of $14,707, inventory write-downs of $3,666, noncash lease expense of $1,058, depreciation and amortization of $998, and change in fair value of convertible note and warrant liabilities of $914. Within operating activities, the net change in operating assets and liabilities was cash used of $3,686, primarily driven by decreases in accrued expenses and other liabilities, operating lease liabilities, and contract liabilities of $2,571, $1,143, and $969, respectively, and increases in inventories of $2,681. Cash used was partially offset by cash provided by decreases in prepaid and other current assets, accounts receivable, and other noncurrent assets of $1,672, $379, and $133, respectively, and an increase in accounts payable of $1,494.

Investing Activities

For the nine months ended September 30, 2024, net cash provided by investing activities was $3,140. The primary factors affecting net cash provided by investing activities during this period were proceeds from redemptions and maturities of marketable securities of $27,756, partially offset by the purchases of marketable securities of $24,241 and purchases of property and equipment of $420.

For the nine months ended September 30, 2023, net cash provided by investing activities was $66,436. The primary factors affecting net cash provided by investing activities during this period were the proceeds from redemptions and maturities of marketable securities of $76,350, partially offset by purchases of marketable securities of $8,736 and purchases of property and equipment of $1,421.

Financing Activities

For the nine months ended September 30, 2024, net cash provided by financing activities was $5,443. The primary factors affecting our financing cash flows during this period were proceeds from common stock purchase agreements of $5,863, partially offset by stock issuance costs related to common stock purchase agreements of $613.

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

During the nine months ended September 30, 2024, there were no significant changes in our critical accounting policies and estimates as compared to those previously disclosed in “Critical Accounting Policies and Estimates” in “Management's Discussion and Analysis of Financial Condition and Results of Operations” included in our 2023 Annual Report on Form 10-K.

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

Interest Rate Risk

As of September 30, 2024, we had cash, cash equivalents, and marketable securities of $22,435, which consisted primarily of deposits in our bank accounts, money market funds, and marketable securities. Such interest-earning instruments carry a degree of interest rate risk. Our investment policy is focused on the preservation of capital and supporting our liquidity needs. We invest in highly rated securities, while limiting the amount of credit exposure to any one issuer other than the U.S. government. A hypothetical 10% change in interest rates would not have a material impact on our financial condition or results of operations due to the short-term nature of our cash, cash equivalents and marketable securities.

Credit Risk

Our concentration of credit risk is determined by evaluating each customer and each vendor that accounts for more than 10% of our accounts receivable and accounts payable, respectively. As of September 30, 2024, there was one customer accounting for 10% or more of our accounts receivable and one vendor accounting for 10% or more of our accounts payable.

We perform credit evaluations as needed and generally do not require collateral for our customers. We analyze accounts receivable, historical percentages of uncollectible accounts, and changes in payment history when evaluating the adequacy of the allowance for doubtful accounts for potential credit losses on customers’ accounts. For the nine months ended September 30, 2024 and 2023, we have write-offs of $70 and $0, respectively, and recorded a provision for expected credit losses of $35 and $0, respectively.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have evaluated the effectiveness of our disclosure controls and procedures as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of September 30, 2024. Based on this evaluation, our principal executive officer and principal financial officer have concluded that these disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2024.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarterly period ended September 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On August 28, 2024, AEye, Inc. was purported to be served with a complaint that was filed in the Superior Court of California for the County of Alameda on August 26, 2024 that (1) alleges the Company is in breach of the lease at for its former headquarters office in Dublin, California because of the Company’s failure to pay rent as required by the lease and (2) provides notice that the lease had been terminated by the landlord effective as of August 23, 2024.  The landlord claimed that the amount owed could be up to $8,500.  Thereafter, in August 2024, the landlord fully drew down the standby letter of credit of $2,150, which was held as security for the payment of rent, due to the alleged default of the lease. We dispute, among other things, that the total damages claimed by the landlord equal the amount claimed. Depending on the outcome of this matter, there could be a material adverse effect on our financial position, results of operations, or cash flows.

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

We have incurred net losses in each year since our inception. In the nine months ended September 30, 2024 and 2023, we incurred net losses of approximately $26.9 million and $59.3 million, respectively. We expect that we will continue to incur significant losses through at least the next few years as we:

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

As of September 30, 2024, we had an accumulated deficit of approximately $364.5 million. Even if we are able to increase sales or licensing of our products, there can be no assurance that we will be commercially successful. Since we will incur the costs and expenses from these efforts prior to receiving incremental revenues with respect thereto, our losses in future periods will be significant. In the past, design wins, the first step towards commercialization with a particular OEM, have taken longer than originally expected. Such delays, including delays that may occur in the future, will impact the timing of our revenue. If our products do not achieve sufficient market acceptance, we will not become profitable. If we fail to become profitable, or if we are unable to fund our continuing losses, we may be unable to continue our business operations. There can be no assurance that we will ever achieve or sustain profitability.

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

Our business prospects in the Automotive market are substantially based on us establishing and maintaining a relationship with one or more Tier 1 automotive suppliers. In 2021, we entered into an agreement with a subsidiary of Continental AG, a well-established Tier 1 automotive supplier, pursuant to which Continental licensed from us the rights to manufacture and integrate our lidar solution into automotive OEM model lines through long-term series production contracts with automotive OEMs. In late 2023, Continental informed us that they intended to discontinue our joint lidar development program due to their internal restructuring. Thereafter, we engaged LITEON as our new Tier 1 automotive partner and are actively working with LITEON to bring our products to the market. If we fail to establish or maintain relationships with one or more Tier 1 automotive suppliers, it may have a material and adverse effect on our business. There can be no assurance that we will be able to establish or maintain a relationship with any Tier 1 automotive supplier, or, even if we are successful in doing so, that the Tier 1 automotive suppliers will be in a position to secure orders for our product designs and software. If we are unable to maintain or progress our relationship with a Tier 1 automotive supplier, or if any Tier 1 automotive supplier is unable to secure a sufficient number of design wins and enter into definitive agreements or other commercial arrangements with automotive OEMs, then our business could be materially and adversely affected.

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

As of the date of this Quarterly Report on Form 10-Q, our public float is below $75 million. As such, we will be limited by the baby shelf rules until such time as our public float exceeds $75 million, which means we only have the capacity to sell shares up to one-third of our public float under shelf registration statements in any twelve-month period. If our public float decreases, the number of securities we may sell under our Form S-3 shelf registration statement will also decrease. We will remain constrained by the baby shelf rules under our Form S-3 shelf registration statement until such time as our public float exceeds $75 million, at which time, the number of securities we may sell under a Form S-3 registration statement will no longer be limited by the baby shelf rules. In addition, regardless of the size of our public float, we are generally prohibited from issuing a number of shares at or below market price in an amount equal to 20% or more of our outstanding shares at the time of such issuance, without the consent of a majority of our stockholders.  This will also limit our ability to raise additional capital.

Any restructuring actions and cost reduction initiatives that we undertook, or may undertake in the future, may not deliver the results we expect, and these actions may adversely affect our business.

In 2023, we implemented multiple restructuring actions aimed at focusing the organization on the commercialization of our automotive products, while reducing fixed operating costs, including the elimination of our internal sales and marketing teams. Our capital light business model allows us to leverage one or more Tier 1 partners and their manufacturing capabilities, supply chains, OEM relationships, and sales teams to bring our products to market. Our recent restructurings could result in disruptions to our operations and adversely affect our business and our ability to maintain or obtain additional Tier 1 partners. For example, we are actively working with our current Tier 1 partner to pursue multiple RFQ opportunities and if our restructuring actions impede our ability to win these awards, this could materially impact our business. In addition, we cannot be sure that the cost reduction initiatives will be successful in reducing our overall expenses to the extent anticipated, or that unexpected costs will not offset any such reductions or related initiatives. If our operating costs are higher than we expect, or if we do not maintain adequate control of our costs and expenses, our operating results could be materially and adversely affected.

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

The COVID-19 pandemic has disrupted and affected our business operations. The lingering effects of the pandemic are likely to continue to disrupt our business and supply chain in the future. Given the unpredictable nature of COVID-19 and its variants, it is difficult, if not impossible, to predict, whether any government-imposed restrictions will be reimposed at previous levels or enhanced in one or more ways impacting our business operations or those of third parties upon which we rely. The lingering effects of the COVID-19 pandemic, including associated business interruptions and recovery, as well as other possible epidemics or outbreaks of other contagions could result in a material adverse impact on our business operations, or the business operations of our current or anticipated customers and suppliers, including the potential reduction or suspension of operations in the U.S. or other parts of the world. Our design and engineering operations, among others, cannot all be conducted remotely and often require on-site access to materials and equipment. We have customers, suppliers, and partners with international operations, and our customers, suppliers, and partners also depend on suppliers and manufacturers worldwide, which means that our business and prospects could be affected by the lingering effects of the COVID-19 pandemic anywhere in the world. Depending upon the duration of the lingering effects of the COVID-19 pandemic and the associated business interruptions, our customers, suppliers, manufacturers, and partners may suspend or delay their engagements with us. We and our customers’ and suppliers’ response to the lingering effects of the COVID-19 pandemic may prove to be inadequate and they may be unable to continue their respective operations in the manner they had prior to the outbreak or the worsening of the outbreak, and we may consequently endure interruptions, reputational harm, delays in our product development, and shipments, all of which could have an adverse effect on our business, operating results, and financial condition. In addition, we cannot assure you as to the timing of the economic recovery given the lingering effects of the pandemic, which could have a material adverse effect on our target markets and our business.

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

Our future growth depends on penetrating new markets, adapting existing products to new applications and customer requirements, achieving volume-based component price reductions, and introducing new products that achieve market acceptance. We expect to continue to incur R&D costs as part of our efforts to design, develop, manufacture, and commercialize new products and enhance existing products. Our R&D expenses were approximately $12.1 million and $21.0 million during the nine months ended September 30, 2024 and 2023, respectively, and may increase in the future. Because we account for R&D as an operating expense, these expenditures will adversely affect our results of operations in the future. Further, our R&D program may not produce successful results, and our new products may not achieve market acceptance, create additional revenue, or become profitable.

Although we believe that lidar is an essential technology for autonomous vehicles and other emerging applications, market adoption of lidar is uncertain. If market adoption of lidar does not continue to develop, or adoption is deferred, or otherwise develops more slowly than we expect, our business will be adversely affected.

While our artificial intelligence-driven lidar-based sensing system can be applied to different use cases across end markets, approximately 0% and 71% of our revenue during the nine months ended September 30, 2024 and 2023, respectively, was generated from automotive applications with a few customers in the aerospace, delivery, shuttle, railway, mining, and aviation sectors. Despite the fact that the automotive industry has expended considerable effort to research and test lidar products for ADAS and autonomous driving applications, the automotive industry may not introduce lidar products in commercially available vehicles on a time frame that matches our expectations, or at all. We have experienced a number of instances where potential automotive OEMs have delayed their programs for the inclusion of lidar in their end products. We continually study emerging and competing sensing technologies and methodologies, and we may incorporate new sensing technologies to our product portfolio over time. However, lidar products remain relatively new and it is possible that other sensing modalities, or a new disruptive modality based on new or existing technologies, including a combination of technologies, will achieve acceptance or leadership in the ADAS and autonomous driving space. Even if lidar products are used in initial generations of autonomous driving technology and ADAS products, we cannot guarantee that lidar products will be designed into or included in subsequent generations of such commercialized technology. The speed of market adoption and growth for ADAS or autonomous vehicles is difficult, if not impossible, to predict, and it is more difficult to predict this market’s future growth in light of the economic consequences of the lingering effects of the COVID-19 pandemic and other macroeconomic factors. Although we currently believe we have a differentiated market leading technology for the autonomous vehicle market, by the time mass market adoption of autonomous vehicle technology is achieved, we expect competition among providers of sensing technology based on lidar and other modalities to increase substantially. If, by the time autonomous vehicle technology achieves mass market adoption, commercialization of lidar products is not successful, or not as successful as we or the market expects, or if other sensing modalities gain acceptance by developers of ADAS products, automotive OEMs, regulators, safety organizations, or other market participants, our business, results of operations, and financial condition will be materially and adversely affected.

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

Recently, we began an engagement with a new manufacturing partner in an effort to penetrate the lidar market in China, initially focused on the autonomous trucking and railway segments. Given this is a new endeavor, there is no guarantee that this will be successful or be effective at mitigating the risks associated with our outsourced manufacturing business model.

Our sales and operations in international markets expose us to associated operational, financial, and regulatory risks.

Sales to international customers accounted for 49% and 17% of our revenue during the nine months ended September 30, 2024 and 2023, respectively. In May of 2024, we announced that we have partnered with Accelight Technologies, Inc. and LighTekton Co., Ltd. to deliver our lidar solutions to the China market, specifically focused on autonomous trucking and railway, as the market in China appears to be ahead of the rest of the world in lidar adoption. However, we have not previously sold into the China market and our partners, although they regularly conduct business in China, do not have experience in the lidar market. There is also significant competition in China from local lidar manufacturers. We can provide no assurances that we will be successful in the China lidar market.

In general, international operations are subject to a number of other risks, including:

•	exchange rate fluctuations;

•	political and economic instability, international terrorism, and anti-American sentiment, particularly in emerging markets;

•	global or regional health crises, such as the lingering effects of the COVID-19 pandemic or other epidemics or outbreaks of other contagions;

•	military conflicts in Ukraine and the Middle East;

•	potential for violations of anti-corruption laws and regulations, such as those related to bribery and fraud;

•	preference for locally branded products, and laws and business practices favoring local competition;

•	potential consequences of, and uncertainty related to, the “Brexit” process in the United Kingdom, which could lead to additional expense and complexity in doing business there;

•	increased difficulty in managing inventory;

•	delayed revenue recognition;

•	the potential for less effective protection of intellectual property;

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

To ensure adequate inventory, we must forecast inventory needs and expenses, place orders sufficiently in advance with our suppliers and manufacturing partners, and manufacture products based on our estimates of future demand for particular products. Fluctuations in the adoption of lidar products may affect our ability to forecast our future operating results, including revenue, gross margins, cash flows, and profitability. Our ability to accurately forecast demand for our products could be affected by many factors, including the accuracy of the forecasts that we receive from our customers, the rapidly changing nature of the autonomous driving and ADAS markets in which we operate, the uncertainty surrounding the market acceptance and commercialization of lidar technology, the emergence of new markets, an increase or decrease in customer demand for our products or for products and services of our competitors, product introductions by competitors, the lingering effects of the COVID-19 pandemic, other epidemics or outbreaks of other contagions, should they materialize, any work stoppages or interruptions, unanticipated changes in general market conditions, and the general weakening of economic conditions or consumer confidence, which may be exacerbated by the on-going military actions in Ukraine and the Middle East. If our lidar products are commercialized in autonomous driving and ADAS applications, both of which are experiencing rapid growth in demand, we may face challenges acquiring adequate supplies to manufacture our products and/or we and our manufacturing partners may not be able to manufacture our products at a rate necessary to satisfy the levels of demand, which would negatively affect our revenue. This risk may be enhanced by the fact that we may not carry or be able to obtain for our manufacturing partners a significant level of inventory to satisfy short-term increases in demand. If we fail to accurately forecast customer demand, we may experience excess inventory levels or a shortage of products available for sale.

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

While we make our strategic planning decisions based on the assumption that the markets we are targeting will grow, our business is dependent, in large part on, and directly affected by, business cycles and other factors affecting the global automotive industry and the global economy generally. Automotive production and sales are highly cyclical and depend on general economic conditions and other factors, including consumer spending and preferences, changes in interest rates (which significantly increased beginning in 2022) and credit availability, changes in inflation rates (which the U.S. has recently experienced), consumer confidence, fuel costs, fuel availability, environmental impact, governmental incentives and regulatory requirements, and political volatility, especially in energy-producing countries and growth markets. Increases in interest rates, especially if coupled with reduced government spending and volatility in financial markets, may have the effect of further increasing economic uncertainty and heightening these risks, which may impact our ability to raise additional capital in the future. In addition, the ongoing hostilities between Russia and Ukraine, the war in the Middle East, and global reactions thereto have increased U.S. domestic and global energy prices. Oil supply disruptions related to the Russia-Ukraine conflict, and sanctions and other measures taken by the U.S. and its allies, could lead to higher costs for gas, food, and goods in the U.S. and exacerbate the inflationary pressures on the economy, with potentially adverse impacts on our customers and on our business, results of operations, and financial condition. Moreover, certain raw materials needed to produce components that are incorporated into our products, and the products of our customers, are primarily derived in the region in which the Russia-Ukraine conflict is occurring. The longer the Russia-Ukraine conflict continues and the more damage to Ukrainian infrastructure that occurs, the greater the impact could be on the supply of such raw materials, and the failure to have access to such raw materials could have an adverse effect on our business and results of operations. In addition, the Cybersecurity and Infrastructure Security Agency, or CISA, has warned all organizations in the U.S. to be on guard against possible cyber attacks coming from Russia which has the potential to disrupt business operations, limit access to essential services, and threaten public safety.

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

Our business could be materially and adversely affected if we lost any of our customers or strategic partners, if their demand for our products declined due to factors outside of our control, including component shortages (whether related to our products or otherwise) that impact our customers’ overall production plans or product development plans, or if our customers were unable to pay their invoices.

Although we have and continue to pursue a broad customer base, we are currently dependent on a limited number of customer with strong purchasing power and for which the relationships are currently in development. For the nine months ended September 30, 2024 and 2023, Continental AG accounted for approximately 0% and 71% of our revenue, respectively. At the end of 2023, Continental informed us of their decision to end our existing arrangement as our Tier 1 partner. The loss of business from any of our major customers (whether by lower overall demand for our products, component shortages that impact our customers’ production plans or product development plans, cancellation of existing contracts or product orders, or the failure to design in our products, or an award of initial or new business) could have a material adverse effect on our business.

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

There is also a risk that one or more of our major customers could be unable to pay our invoices as they become due or that a customer will simply refuse to make such payments if it experiences financial difficulties, or otherwise. If our customers face financial difficulties, they may also cancel current or future product programs that could materially and adversely impact our financial results. If a major customer were to enter into bankruptcy proceedings or similar proceedings whereby contractual commitments are subject to a stay and the possibility of modifications, we could be forced to record a substantial loss.

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

The markets for sensing technology applicable to autonomous solutions across numerous industries are highly competitive. Our future success will depend on our ability to achieve a leadership position in our targeted markets by continuing to develop, and protect from infringement, advanced lidar technology in a timely manner and to stay ahead of existing and new competitors. Our competitors compete with us directly by offering lidar products and indirectly by attempting to solve some of the same challenges with different technologies. Our current and future competitors may enjoy competitive advantages, such as greater name recognition, established relationships, or existing contracts with Tier 1 suppliers and/or OEMs, and substantially greater financial, technical, and other resources. Because automotive lidar technology appears to have been successfully commercialized in China, our competitors in that market have likely gained experience that comes with productization that suppliers outside of China, including us, have yet to gain. We face competition from a number of sources including camera and radar companies, other developers of lidar products, Tier 1 suppliers, and other technology and automotive supply companies. In the Automotive market, our competitors have commercialized both lidar and non-lidar-based ADAS technology that has achieved market adoption, strong brand recognition, and is expected to improve over time. Other competitors are working towards commercializing autonomous driving technology, either by themselves or with a publicly announced partner, and have substantial financial, marketing, R&D, and other resources. Some of our customers in the autonomous vehicle and ADAS markets have announced development efforts or made acquisitions directed at creating their own lidar-based or other sensing technologies, which would compete with our solutions. We do not know how close these competitors are to commercializing autonomous driving systems or novel ADAS applications. In markets outside of the automotive industry, our competitors seek to develop new sensing applications across industries. Even in these emerging markets, we face substantial competition from numerous competitors seeking to prove the value of their technology.

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

On July 25, 2024, we entered into the Purchase Agreement with New Circle Principal Investments LLC, or New Circle, pursuant to which New Circle committed to purchase, subject to certain limitations, up to $50 million of our Common Stock should we elect to sell our common stock to them. Before the obligation to purchase any of our common stock arises, we must file and secure the effectiveness of the resale registration statement with the U.S. Securities and Exchange Commission, or the SEC with respect to any shares New Circle may purchase at our request. Should we decide to sell our common stock to New Circle, existing stockholders at such time will experience dilution of their interest in us, which dilution will be heightened if the price at which we sell common stock is low, as there is no minimum price at which we can sell our common stock under the Purchase Agreement.  Under the Purchase Agreement, we can only sell to New Circle up to 1,721,755 shares of our common stock, which is equal to 19.99% of the shares of the Company’s common stock outstanding as of the date of the Purchase Agreement, unless we first obtain stockholder approval or the average purchase price per share paid by New Circle exceeds $1.41, which is the lower of the closing price on the execution date of the Purchase Agreement, and the average closing prices for our common stock during the 5-trading day period immediately preceding the execution of the Purchase Agreement. Moreover, we may not issue shares to New Circle whereby they would own more than 4.99% of our outstanding shares at any one time, which on July 25, 2024, was 429,792 shares. At values below $2.00 per share, we would likely not be in a position to realize the full commitment of $50 million under the Purchase Agreement and existing stockholders would experience significant dilution. Therefore, the actual number of shares we will be able to sell to New Circle, the amount of dilution our stockholders will experience upon the sale of our common stock under the Purchase Agreement, and the total proceeds that we will derive from such sales, cannot be determined at this time.

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

On August 28, 2024, we were purported to be served with a complaint that alleges we are in breach of the lease at for our former office in Dublin, California because of an alleged failure to pay rent as required by the lease.  The landlord claimed that the amount owed could be up to $8.5 million. We dispute, among other things, that the total damages claimed by the landlord equal the amount claimed. If the matter were decided adverse to us, it could have a material adverse effect on our financial position, results of operations, or cash flows.

Additionally, in early 2023, we discovered that there may have been some uncertainty with respect to the validity of our Second Amended and Restated Certificate of Incorporation, which was approved by our stockholders at the special meeting of stockholders held on August 12, 2021. While this matter has been fully resolved, we cannot provide assurances that other matters similar in nature may not arise in the future.

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

Our lidar utilizes lasers for performing 3D sensing. While we have developed system components designed to prevent our lidar lasers from causing property damage (including to cameras), in the event an unforeseen issue arises that results in property damage, our reputation or brand may be damaged and we could face material legal claims for breach of contract, product liability, tort, or breach of warranty as a result. Defending a lawsuit, regardless of merit, could be costly and may divert management’s attention and adversely affect the market’s perception of us and our products. In addition, our business liability insurance coverage could prove inadequate with respect to any claim and future coverage may be unavailable on acceptable terms, or at all.

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

We rely on trade secrets, designs, know-how, and other confidential information to protect our intellectual property that may not be patentable or subject to copyright, trademark, trade dress, or service mark protection, or that we believe is best protected by means that do not require public disclosure. We generally seek to protect this information by entering into confidentiality agreements, or consulting services or employment agreements that contain non-disclosure and non-use provisions with our employees, consultants, contractors, commercial partners, vendors, and other third parties. However, we may fail to enter into the necessary agreements, and even if entered into, these agreements may be breached or may otherwise fail to provide adequate protection, prevent disclosure, third-party infringement, or misappropriation of our trade secrets, may be limited as to their term, and may not provide an adequate remedy in the event of unauthorized disclosure or use of proprietary information. We have limited control over the protection of trade secrets used by our current or future manufacturing partners and suppliers and could lose future trade secret protection if any unauthorized disclosure of such information occurs. In addition, our proprietary information may otherwise become known or be independently developed by our competitors or other third parties. To the extent that our employees, consultants, contractors, advisors, and other third parties use intellectual property owned by others in their work for us or designated in the agreements between such parties and us to be jointly owned, disputes may arise as to the rights in related or resulting know-how and inventions. Costly and time-consuming litigation could be necessary to enforce and determine the scope of our proprietary rights, and failure to obtain or maintain protection for our proprietary information could adversely affect our competitive business position. Furthermore, laws regarding trade secret rights in certain markets where we operate may afford little or no protection to our trade secrets.

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

We expect to incur significant legal, accounting, and other expenses that we did not incur as a private company, and these expenses will likely increase after we are no longer an emerging growth company, as defined in Section 2(a) of the Securities Act. As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, and the Dodd-Frank Act, as well as rules adopted, and to be adopted, by the SEC and Nasdaq. Our management and other personnel will need to devote a substantial amount of time to these compliance initiatives. Moreover, we expect these rules and regulations to substantially increase our legal and financial compliance costs and to make some activities more time-consuming and costly. These increased costs will increase our net loss. We cannot predict or estimate the amount or timing of additional costs we may incur to respond to these requirements. The impact of these requirements could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees, or as executive officers.

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

Stockholder activism, which can take many forms or arise in a variety of situations, including making public demands that we consider certain strategic alternatives, engaging in public campaigns to attempt to influence our corporate governance and/or our management, and commencing proxy contests to attempt to elect the activists’ representatives or others to our Board, has been increasing recently. Volatility in the price of our common stock or other reasons has caused, and may continue in the future to cause, us to become the target of securities litigation or stockholder activism. Activist stockholders who disagree with the composition of our Board, our strategy, or the way our Company is managed may seek to effect change through various strategies and channels, such as through commencing a proxy contest, making public statements critical of our performance or business, or engaging in other similar activities. Responding to any actions by activist stockholders, including proxy contests, can be costly and time-consuming, has diverted the attention of management, our Board, and our employees, and may be disruptive to our operations. We may be required to incur significant fees and other expenses related to activist stockholder matters, including for third-party advisors.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Rule 10b5-1 Trading Plans. For the three months ended September 30, 2024, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement" as each term is defined in Item 408(a) of Regulation S-K.

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

Dated: November 13, 2024

AEye, Inc.

By: /s/ Matthew Fisch

Matthew Fisch

Chief Executive Officer and Chairman of the Board

(Principal Executive Officer)

By: /s/ Conor Tierney

Conor Tierney

Chief Financial Officer and Treasurer

(Principal Financial Officer)