Form 10-K
period 2024-12-31
AEye, Inc.
filed 2025-02-24
CIK 1818644

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

As of June 30, 2024 (the last business day of the registrant's most recently completed second fiscal quarter), the registrant had 7,871,310 shares of voting common stock that were held by non-affiliates. The approximate aggregate market value of shares held by non-affiliates was $15 million.

As of February 20, 2025, the registrant had 18,689,669 shares of common stock, $0.0001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement relating to the 2025 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such Proxy Statement, or an amendment to this Annual Report on Form 10-K, will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended December 31, 2024.

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

PART I

Item 1. Business

General

We are a provider of high-performance, active lidar systems for vehicle autonomy, advanced driver-assistance systems (ADAS), and robotic vision applications. We have developed an artificial intelligence technology that enables adaptive “intelligent sensing,” differentiating us in the marketplace from our competition. Our proprietary 4SightTM Intelligent Sensing Platform includes a solid-state software definable active lidar sensor, an adaptive sensing SmartScan architecture to scan dynamic scenes/targets, and a sophisticated signal processing capability that provides precise measurements and imaging for various safety-critical applications.

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

As a result, our adaptive lidar is designed to enable higher levels of autonomy and functionality — SAE Levels 2 through 5 — with the goal of optimizing performance, power, and reducing cost. Our 4SightTM Intelligent Sensing Platform is software-definable and network-optimized, and leverages deterministic artificial intelligence at the edge. We have made substantial investments in our R&D processes and deliver value to our customers through our manufacturing partners. We perform the majority of our R&D activities in our 6,522 square foot corporate headquarters located in Pleasanton, California. Our modular design facilitates product hardware updates as technologies evolve, and its small size and modest heat generation enable very flexible placement options on the interior or exterior of a vehicle. 4SightTM also leverages a common architecture to create application-specific products across different markets.

Our systems-based approach encourages partnerships from the well-established automotive supply chain, including original equipment manufacturers (OEMs), as well as Tier 1 and Tier 2 OEM suppliers. There is strong alignment between us and our partners given what is required to produce high-performance automotive grade products at scale, including quality, reliability, and affordability. We anticipate our Tier 1 partners will add value with OEM customers through industrialization, manufacturing, integration, sales, marketing, product liability, and warranty. We anticipate our Tier 2 partners will provide automotive-grade sub-components, which are used not only in automotive lidar for ADAS use cases, but could also be used for products we may sell into the Non-Automotive market. We expect the result will be a high-quality, high-performance product at the right price point, which we believe to be a key enabler in accelerating adoption of lidar across various markets in Automotive and beyond.

In pursuing this strategy, we have partnered, and will continue seeking partnerships, with leading Tier 1 automotive suppliers. It is anticipated that our Tier 1 partners will bid for long-range lidar series production awards with OEMs and that these awards will represent a substantial portion of our future revenues; however, there is no guarantee that this Tier 1 partnership strategy will be successful. If we fail to remain engaged with one or more Tier 1 automotive suppliers, it may have an adverse effect on our business. The markets for lidar are projected to see significant growth in both the near and long term. We believe this expected growth will allow us to capture market share as well as pursue specialized opportunities like highway autonomous driving applications that benefit from our products. We expect that lidar will be a required sensing solution across many end markets, and we intend to be one of the leading solutions providers in these spaces.

As is common in early-stage companies with limited operating histories, we are subject to risks and uncertainties such as our ability to develop and commercialize our products; produce and deliver lidar and software products meeting acceptable performance metrics; attract new and retain existing customers; develop, obtain, or progress strategic partnerships; secure an automotive OEM design win; secure additional capital to support the business plan; and other risks and uncertainties such as those described in Part I, Item 1A of this Form 10-K. Since inception, we have incurred net losses and negative cash flows from operations and expect to continue incurring losses in the near-term. As a result, it remains critical for us to preserve cash and manage spending to extend our liquidity. We also plan to improve our liquidity position through securing additional financing, engaging with partners and OEMs, and executing on our critical milestones. However, successfully raising capital is outside of our control and there can be no assurance that we will be able to obtain additional financing on terms acceptable to us, on a timely basis, or at all.

Reverse Stock Split

On December 27, 2023, we effected a 1-for-30 reverse stock split of our issued and outstanding shares of common stock (the "Reverse Stock Split"). Pursuant to the Reverse Stock Split, every thirty (30) shares of issued and outstanding shares of our common stock were combined into one (1) share of common stock. We did not issue fractional shares in connection with the Reverse Stock Split. Stockholders who were otherwise entitled to fractional shares of common stock were instead entitled to receive a proportional cash payment. The number of shares of common stock issuable under our equity incentive plans and exercisable under the outstanding warrants were also proportionately adjusted.

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

Market Outlook/Overview

We believe that lidar will be a required sensing solution across many end markets. We broadly define our two key end markets as Automotive and Non-Automotive.

Automotive

According to the World Health Organization, the number of fatalities globally on roadways exceeds one million annually, road traffic injuries are the leading cause of death for children and young adults aged 5 to 29 years, and road traffic accidents cost most countries 3% of their gross domestic product on an annual basis. According to the Insurance Institute for Highway Safety, in the U.S. pedestrian fatalities have increased by over 80% since 2009. We believe the current technology solutions in the market are insufficient for mitigating this issue and that lidar, incorporated as a component of ADAS and fully autonomous driving or self-driving systems, could play a critical role in addressing this issue in the future. In 2024, the National Highway Traffic Safety Administration, or NHTSA, adopted a new rule which mandates that passenger vehicles have automatic emergency braking, or AEB, and pedestrian AEB, and the Federal Motor Carrier Safety Administration introduced proposed rulemaking to mandate AEB in heavy trucks. These rules may require additional hardware and software to meet these requirements. With that in mind, passenger and commercial vehicle OEMs are expected to introduce lidar sensors to enhance ADAS features and improve safety for passengers and pedestrians. Applications for the Automotive end market include lidar sensors and software for passenger and commercial vehicles. For vehicles to achieve greater autonomous functionality and perform those functions at higher speeds, we believe long-range lidar will be necessary. Our sensors were designed to search, detect, acquire, and track small objects at long distances. In the future, we may also introduce other mid- and short-range lidar systems based on the same 4SightTM Intelligent Sensing Platform. Our system is particularly well-suited to reduce the intensive compute (and associated power and latency) requirements of autonomous systems because our platform handles critical data processing at the sensor level, thereby allowing the self-driving system to focus limited compute resources on the vehicle's path planning. We believe that our strategy to partner with Tier 1 automotive suppliers to produce high-quality, long-range lidar at scale will help drive adoption of lidar into series production across major global OEMs.

•

Passenger vehicle ADAS — highway autonomy in passenger vehicles is a highly relevant use case for our technology, as passenger vehicle OEMs are actively in the process of adding new features that enhance the consumer driving experience. These highway systems rely on consistent detection of dangerous, often small, obstacles at long distances and high speeds, which our system can optimize for in software.

•

Commercial vehicle ADAS — hub-to-hub autonomy in commercial vehicles, such as short- and long-range delivery vehicles, enabled by lidar, promises similar technological utility to that in passenger vehicles. Importantly, however, the value that a commercial vehicle operator derives from commercial ADAS is driven by increased utility and safety through reduced risk from driver fatigue. We believe that adoption rates for long-range lidar will be higher in commercial vehicles initially due to the significant share of time that highway driving represents for commercial customers.

Non-Automotive

In 2023, we decided to wind down our legacy Non-Automotive product line and we dialed back support for this end market. Since the launch of our new product, Apollo, in 2024, we have seen renewed interest from Non-Automotive customers across a broad range of sectors and are actively engaged on multiple opportunities. We believe there is a broad range of use cases for lidar in Non-Automotive markets, including but not limited to rail, construction, mining, agriculture, aerospace, defense, security/foreign object detection, and intelligent transportation systems. We anticipate that our Apollo product will be well-suited to address the Non-Automotive markets without significant additional modifications. Such use cases in the Non-Automotive market may include:

•	Rail — detecting and acquiring railway debris at long distances to stop the train to prevent derailment; assessing tracks for maintenance needs; and monitoring platform safety.

•	Construction, Mining, & Agriculture — detecting and acquiring obstacles, pedestrians, and animals in the path of large, autonomous construction and mining vehicles and agricultural equipment.

•	Aerospace & Defense — detecting airborne threats and automating logistics vehicles for the military.

•	Security and Foreign Object Detection (FOD) — Identifying and detecting unwanted objects or debris in various environments which can pose significant safety hazards and cause damage to equipment, products, or even people. FOD is crucial in industries such as aviation, aerospace, manufacturing, and perimeter security.

•	Intelligent Transportation Systems (ITS) — intersection traffic management, highway monitoring, tolling automation, smart mobility infrastructure, autonomous/smart parking, and work zone safety.

Commercial

Overview

We employ two different go-to-market models: one model addresses the traditional Automotive end market and the other model addresses the Non-Automotive end market.

We employ a channel model in the traditional Automotive market by working through Tier 1 suppliers that sell products to OEM customers. We anticipate those Tier 1 suppliers will industrialize, manufacture, and sell lidar sensor solution units to OEMs that incorporate our proprietary design and software. We expect that we will receive royalty or other payments from those Tier 1 suppliers for each unit they sell to their OEM customers. The payments may take the form of a fixed amount per unit, a percentage of the average selling price of the sensor, profit-sharing, or some combination of these methods.

For the Non-Automotive market, we may either sell directly to the customer or work through systems integrators. Contract manufacturers with whom we have agreements assemble, test, and deliver these products. Systems integrators will build our technology into mass produced systems, such as autonomous mining haulers, locomotives, or intelligent transportation systems.

Our lidar products employ a single product platform that is based on components sourced from an established Tier 2 automotive supply chain to drive down costs and increase reliability. We expect to utilize those same components to address the Non-Automotive market, which enables us to leverage our volume in Automotive and drive costs down for the products made by our contract manufacturing partners.

In May, 2024, we announced our partnership with Accelight Technologies, Inc. (“ATI”) and LighTekton Co., Ltd. to deliver AEye’s 4Sight™ lidar solutions to the China market. China is leading the market in lidar adoption, where the TAM is expected to grow to $2.5 billion over the next 3 years.

Technology

AEye's 4Sight™ Intelligent Sensing Platform includes a solid-state software definable active lidar sensor, an adaptive sensing SmartScan architecture to scan dynamic scenes/targets, and a sophisticated signal processing capability that provides precise measurements and imaging for various safety-critical applications. The 4Sight™ Intelligent Sensing platform captures more information with less data, facilitating faster, more accurate, and more reliable perception of the environment.

The 4Sight™ Intelligent Sensing Platform leverages a bistatic architecture, allowing for physically separated transmit and receive paths. This improves range, refresh rate, and resolution over conventional coaxial architectures employed by our competitors, by allowing the transmitter to direct energy independently of the receiver’s focus. The lidar system employs time-of-flight based scanning, delivered with extremely low latency.

The laser we utilize is a 1550nm fiber laser. The 1550nm wavelength provides a photon budget far exceeding (>100x) 905nm lasers, and because 1550nm is a retina-safe wavelength, more energy can be utilized by lidar solutions using 1550nm lasers.

We leverage custom high resonance micro-electro-mechanical systems, or MEMS, for agile scanning over a wide field of view. The MEMS that we use are extremely small when compared to competing MEMS-based lidar solutions, and when coupled with the extremely high resonant frequency at which they can operate, our MEMS meet and exceed shock and vibration requirements for both the Automotive and Non-Automotive markets.

All of the data collected is processed directly on the system-on-a-chip, where our algorithms continually evaluate the certainty of object detection in order to direct system energy and focus.

We have made substantial progress in our collaboration efforts with Nvidia, demonstrating significant advances in the high-speed and long range detection performance of our lidar systems, which we believe puts us on track for future integration with their Hyperion platform.

In June, 2024, we launched Apollo, the first product in our 4Sight™ Flex family of next-generation lidar sensors. Apollo delivers best-in-class range and resolution in a compact, power-efficient, and cost-effective form factor, making it suitable for both automotive and non-automotive applications. Apollo supports integration behind the windshield, on the roof, or in the grille, enabling OEMs to implement critical safety features with minimal impact on vehicle design. This innovative sensor leverages AEye's 4Sight™ Intelligent Sensing Platform, offering a highly programmable and customizable lidar solution that can be reconfigured through software updates. With a horizontal field of view up to 120° and long-range detection capabilities of up to 1 km. Apollo, we believe, is positioned as a key player in advancing vehicle safety and autonomy, as well as smart infrastructure and logistics applications.

4SightTM Intelligent Sensing Platform

4Sight™ is our proprietary intelligent sensing lidar platform. This intelligence is enabled by our patented bistatic architecture, which keeps the transmit and receive channels separate, allowing 4Sight™ to optimize for both. As each laser pulse is transmitted, the receiver is told where and when to look for its return. Ultimately, this establishes the 4Sight™ platform as active — allowing it to focus on what matters most in a vehicle’s surroundings.

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

4SightTM for Automotive

Built on this 4Sight™ platform, the Apollo lidar is specifically designed to address system requirements for advanced driver-assistance systems (ADAS) and autonomous vehicles (AV) applications. It delivers best-in-class long-range and resolution in a small, power-efficient, low-cost form factor. Apollo’s design supports integration behind the windshield, on the roof, or in the grille, enabling automotive OEMs to implement safety features with minimal impact on vehicle design. Apollo is industrialized, manufactured, tested, and validated by our Tier 1 partners keeping in mind supply chain resiliency goals.

We believe the unique combination of features of 4Sight™ include:

•	Active lidar enables user’s choice of deterministic scan patterns catered to specific use cases and applications, such as highway autopilot;

•	Feature-specific ROIs designed to detect objects from various locations;

•	Lidar perception made available through a software partner;

•	Windshield, grille, and other discreet vehicle integration options that are optimized by software configurability;

•	Size, Weight, and Power (“SWaP”) optimized; and

•	Designed with Functional Safety (“FuSa” or ISO26262) requirements in mind - providing necessary determinism for testing and validation for wide variety of edge cases.

4SightTM for Non-Automotive

Built on our unique 4Sight™ Intelligent Sensing Platform, 4Sight™ meets the diverse array of performance and functional requirements for the Non-Automotive market with our industry-leading lidar performance, integrated intelligence, advanced vision capabilities, and unmatched reliability and safety. Once we achieve economies of scale in the Automotive market, we anticipate that 4Sight™ will be a cost-effective, customizable perception solution in Non-Automotive markets that may leverage the complete 4Sight™ software platform and will include a comprehensive software development kit for an extensible roadmap to autonomous functionality.

Flexible sensor location within the car

Our 4Sight™ Flex next-generation design allows for unique flexibility with respect to sensor placement. The unit’s performance level, power requirements, and small form factor makes it easier for OEM designers to integrate our sensors into a variety of locations in a vehicle, such as behind the windshield, on the roof, or in the grille. Competing solutions, on the other hand, may need to be integrated into the roof of the car in order to resolve challenges with excess heat or size. As a result, OEMs that install competing products may need to substantially alter the physical appearance of their vehicles to accommodate those products.

Competition

Lidar-based perception solutions for autonomous applications is an emerging market with a wide variety of possible applications across many different markets. We face competition from numerous companies worldwide that are developing lidar solutions, and some of these solutions may use a similar wavelength or scanning methodology. For example, we and at least two of our major competitors use lasers that have a 1550nm wavelength. Other competitors use MEMS-based scanning technologies, but we believe our MEMS solution is uniquely robust due its very small size and high resonant frequency. In addition to companies focused specifically on developing lidar solutions, we also face competition from current or potential partners and customers that may be developing lidar solutions internally. We believe that many of the other companies developing lidar solutions are focused on shorter-range sensors that passively collect data, and most of these sensors utilize 905nm lasers that limit their performance. We believe that we are differentiated from competitors by virtue of our ultra long-range performance, coupled with high resolution and software-based customization of scanning, and a compact form factor suitable for a variety of integrations. This is possible, in part, because we utilize 1550nm lasers that enable our lidar solutions to achieve a higher photon budget than many of our competitors that rely upon 905nm lasers. Our channel-based model with Tier 1 automotive suppliers also enable us to uniquely capitalize on Tier 1 supply chain leverage. As a result, we believe that we are able to compete favorably on product cost in the lidar market, particularly in market segments such as passenger vehicle ADAS highway pilot applications that can benefit from our active, long-range, high-resolution capabilities.

We believe that our modular, patented design, our embedded deterministic artificial intelligence, which is inherently enabled by our unique product, and our strong R&D capabilities will enable us to remain a technology leader in the lidar market.

Research and Development

We have made substantial investments into our R&D efforts historically, but with a reduced workforce and consolidated global footprint, we plan to be more focused on investments that support our strategy and product development goals in the near-term. We believe that this is essential to maintain our position as a provider of one of the most advanced lidar solutions in the market. While our R&D activities occur primarily at our headquarters in Pleasanton, California, we work with technology developers on a worldwide basis. Our engineers located in Pleasanton, California focus on developing sensor hardware, firmware, and software.

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

As of February 1, 2025, we owned 94 U.S. and foreign issued patents and we had 44 pending U.S. and foreign patent applications, with one patent application in the drafting stage. In addition, we have two registered trademarks and one pending trademark application. Our patents and patent applications cover a broad range of system level and component level aspects of our key technology including, among other things, bistatic lidar system architecture, laser, scanner, receiver, and perception technology.

Sales and Marketing

Historically we have utilized a combination of channel (indirect) sales and direct sales methods. In the Automotive market, we work with Tier 1 partners that are suppliers to OEMs and leverage their sales channels which allows us to substantially reduce our investment in sales and marketing. We intend to license our lidar designs and other intellectual property to our Tier 1 partners, who will then industrialize and sell our technology to their OEM customers. Working with Tier 1 partners allows us to use this existing automotive value chain and provides us with an opportunity to increase our penetration of the Automotive market more rapidly than would otherwise be possible. This, in turn, will substantially reduce our investment in sales and marketing, and it will also substantially reduce the associated costs for manufacturing, working capital, validation, and testing, as well as the overhead of product liability and warranty over the life of the multiyear series production programs with OEMs. In the past, we also maintained direct sales channels but expect sales and marketing costs associated with this to be reduced as a result of our revised strategic plan which significantly reduced our workforce and consolidated our global footprint to leverage our Tier 1 partners’ sales channels. Our technical team still remains in direct contact with these OEMs, which better enables us to understand the OEMs’ specific product requirements and facilitate the implementation of our product design into their vehicles.

In the Non-Automotive market, we anticipate using the same supply chain to manufacture through global contract manufacturers, and we will sell our products primarily through system integrator channel partners that may integrate our lidar sensor and software as part of a larger solution for an end customer. We anticipate that our Automotive product will be well-suited to address the Non-Automotive markets without significant additional modifications.

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

Human Capital Resources

We believe that our culture is one of our competitive advantages. We have emphasized a collaborative, team-oriented, performance-based culture with a strong focus on both the development of differentiated technology and the success of our customers. Our leadership team comes from sectors including automotive, aerospace and defense, semiconductors, software, and computer hardware. As of December 31, 2024, we had over 45 employees worldwide. The majority of our employees are in the R&D function. We also engage consultants and contractors to supplement our regular full-time workforce. None of our employees are represented by a labor union, and we consider our employee relations to be good. To date, we have not experienced any work stoppages.

Facilities

Our corporate headquarters is located in Pleasanton, California, where we lease approximately 6,522 square feet pursuant to a lease that initially expires on November 30, 2027 unless we choose to exercise a five-year renewal option. The Pleasanton facility contains engineering, R&D, operations, customer support, marketing, and administrative functions. We believe our existing facility is in good condition and suitable for the conduct of our business.

Legal Proceedings

In or about July of 2024, AEye, Inc.’s wholly owned subsidiary, AEye Technologies, Inc. (“AEye Tech,” formerly known as AEye, Inc.) surrendered possession of the premises as described in that certain Office Lease dated April 26, 2019 (the “Lease”), entered into by and between the predecessor-in-interest to IGEP Park Place, LLC, as landlord (the “Landlord”) and AEye Tech, as tenant. A copy of the Lease was filed as Exhibit 10.8 to the Registration Statement on Form S-4 filed with the U.S. Securities and Exchange Commission on May 13, 2021. In connection with AEye Tech’s surrender of possession, AEye Tech was purported to be served with a complaint that was filed in the Superior Court of California for the County of Alameda on August 26, 2024 (the “Complaint”) that (1) alleges AEye Tech is in breach of the Lease because of, among other things, AEye Tech’s failure to pay rent as required by the Lease and (2) provides notice to AEye Tech that the Lease had been terminated by the Landlord. The Complaint does not quantify the damages sought thereunder, however, as discovery in the litigation has only recently commenced, the only quantification of damages is the Landlord’s informal demand at the outset of the litigation of approximately $4.35 million, which is net of the $2.15 million security deposit retained by the Landlord. If we are unable to resolve the purported default under the Lease and AEye, Inc. is subsequently found liable for the amounts claimed by the Landlord that are allegedly owed to it by AEye Tech, it could have a material adverse effect on AEye, Inc.’s liquidity, financial condition, and results of operations.

In addition, from time to time, we may become involved in actions, claims, suits, and other legal proceedings arising in the ordinary course of our business, including assertions by third parties relating to intellectual property infringement, breaches of contract or warranties, or employment-related matters. Other than as stated above, we are not currently a party to any actions, claims, suits, or other legal proceedings the outcome of which, if determined adversely to us, would individually or in the aggregate have a material effect on our business, financial condition, or results of operations.

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

Item 1A. Risk Factors

In conducting our business, we may face risks and uncertainties that may interfere with our business objectives. You should carefully consider the following risk factors, as well as all of the other information contained in this Annual Report, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes thereto included elsewhere in this Annual Report. The risks and uncertainties below are not the only ones that we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that adversely affect our business. The occurrence of any of the following risks, or others specified below, could materially and adversely affect our business, strategies, prospects, financial condition, results of operations and cash flows. In such cases, the market price of our common stock could decline, and you could lose all or part of your investment.

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

We have incurred net losses in each year since our inception. In the years ended December 31, 2024 and 2023, we incurred net losses of approximately $35.5 million and $87.1 million, respectively. We expect that we will continue to incur significant losses through at least the next few years as we:

•	continue to utilize our third-party partners for design, testing, and commercialization;

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

As of December 31, 2024, we had an accumulated deficit of approximately $373.1 million. Even if we are able to increase sales or licensing of our products, there can be no assurance that we will be commercially successful. Since we will incur the costs and expenses from these efforts prior to receiving incremental revenues with respect thereto, our losses in future periods may be significant. In the past, design wins, the first step towards commercialization with a particular OEM, have taken longer than originally expected. Such delays, including delays that may occur in the future, will impact the timing of our revenue. If our products do not achieve sufficient market acceptance, we will not become profitable. If we fail to become profitable, or if we are unable to fund our continuing losses, we may be unable to continue our business operations. There can be no assurance that we will ever achieve or sustain profitability.

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

Our business prospects in the Automotive market are substantially based on us establishing and maintaining a relationship with one or more Tier 1 automotive suppliers. In 2021, we entered into an agreement with a subsidiary of Continental AG, a well-established Tier 1 automotive supplier, pursuant to which Continental licensed from us the rights to manufacture and integrate our lidar solution into automotive OEM model lines through long-term series production contracts with automotive OEMs. In late 2023, Continental informed us that they intended to discontinue our joint lidar development program due to their internal restructuring. Thereafter, we engaged LITEON as our new Tier 1 automotive partner and are actively working with LITEON to bring our products to market. If we fail to establish or maintain a relationship with one or more Tier 1 automotive suppliers, it may have a material and adverse effect on our business. There can be no assurance that we will be able to establish or maintain a relationship with any Tier 1 automotive supplier, or, even if we are successful in doing so, that the Tier 1 automotive suppliers will be in a position to secure orders for our product designs and software. If we are unable to maintain or progress our relationship with a Tier 1 automotive supplier, or if any Tier 1 automotive supplier is unable to secure a sufficient number of design wins and enter into definitive agreements or other commercial arrangements with automotive OEMs, then our business could be materially and adversely affected.

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

As of the date of this Annual Report on Form 10-K, our public float is below $75 million. As such, we will be limited by the baby shelf rules until such time as our public float exceeds $75 million. If our public float decreases, the number of securities we may sell under our Form S-3 shelf registration statement will also decrease. We will remain constrained by the baby shelf rules under our Form S-3 shelf registration statement until such time as our public float exceeds $75 million, at which time, the number of securities we may sell under a Form S-3 registration statement will no longer be limited by the baby shelf rules.

In addition, regardless of the size of our public float, we are generally prohibited from issuing, in a private placement, shares of our common stock at or below market price in an amount equal to 20% or more of our outstanding shares at the time of such issuance, without the consent of a majority of our stockholders.  This will also limit our ability to raise additional capital.

Any restructuring actions and cost reduction initiatives that we undertook, or may undertake in the future, may not deliver the results we expect, and these actions may adversely affect our business.

Since 2023, we have implemented multiple restructuring actions aimed at focusing the organization on the commercialization of our automotive products, while reducing fixed operating costs, including the elimination of our internal sales and marketing teams. Our capital light business model allows us to leverage one or more Tier 1 partners and their manufacturing capabilities, supply chains, OEM relationships, and sales teams to bring our products to market. Our recent restructurings could result in disruptions to our operations and adversely affect our business and our ability to maintain or obtain additional Tier 1 partners. For example, we are actively working with our current Tier 1 partner to pursue available RFQ opportunities and if our restructuring actions impede our ability to win these awards, this could materially impact our business. In addition, we cannot be sure that the cost reduction initiatives will be successful in reducing our overall expenses to the extent anticipated, or that unexpected costs will not offset any such reductions or related initiatives. If our operating costs are higher than we expect, or if we do not maintain adequate control of our costs and expenses, our operating results could be materially and adversely affected.

Our financial results could vary significantly from quarter to quarter and are difficult to predict, particularly in light of the current economic environment, which in turn could cause volatility in our stock price.

Our quarterly results of operations have fluctuated in the past and may vary significantly in the future. As such, historical comparisons of our operating results may not be meaningful. In particular, because our sales to date have primarily been to customers making purchases for their own R&D, sales in any given quarter can fluctuate based on the timing and success of our customers’ development projects. Accordingly, the results of any one quarter should not be relied upon as an indication of future performance. We base our current and future expense levels on our internal operating plans and sales forecasts, and our operating costs are to a large extent fixed. As a result, we may not be able to reduce our costs sufficiently to compensate for an unexpected shortfall in revenues, and even a small shortfall in revenues could disproportionately and adversely affect financial results for that quarter. This was particularly true for 2023, as we implemented significant cost-reduction measures making it more difficult for us to further reduce our operating expenses without a material adverse impact on our prospects in future periods. We have and may continue to incur significant or unanticipated expenses related to long-lived asset impairments, inventory write-downs, and one-time termination benefits to restructure our business. For example, in 2023, we impaired $9.9 million of long-lived assets, wrote down $8.6 million of inventory and other current assets, and incurred $3.3 million of one-time termination benefit costs, primarily relating to our decision to wind down our legacy Non-Automotive product line and reduce support for this end market until we have sufficient scale in the Automotive market, which is our largest and highest priority market.

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

Factors that may cause these quarterly fluctuations include, without limitation:

•	the timing and magnitude of orders and shipments of our products in any quarter;

•	decreases in pricing we may adopt to drive market adoption or in response to competitive pressure;

•	our ability to retain our existing customers and strategic partners and attract new customers and strategic partners;

•	our ability to develop, introduce, manufacture, and ship, in a timely manner, products that meet customer requirements;

•	disruptions in our sales channels or termination of our relationships with important channel partners;

•	delays in customers’ purchasing cycles or deferments of customers’ purchases in anticipation of new products or updates from us or our competitors;

•	the timing of charges related to impairments of long-lived assets;

•	non-routine write-downs of inventory;

•	one time termination benefits and other restructuring costs;

•	fluctuations in demand for our products;

•	the mix of products sold or licensed by us in any given quarter;

•	the duration or worsening of the military conflicts in Ukraine and the Middle East, and the time it will take for the economic recovery for such impact to occur;

•	the timing and rate of broader market adoption of ADAS or autonomous systems utilizing our solutions across the Automotive and other market sectors;

•	the timing and scale of the market acceptance of lidar generally;

•	further technological advancements by our competitors and other market participants;

•	the ability of our customers and strategic partners to commercialize systems that incorporate our products;

•	any change in the competitive dynamics of our markets, including consolidation of competitors, regulatory developments, and new market entrants;

•	our ability to effectively manage or outsource management of our inventory;

•	changes in the source, cost, availability of, and regulations pertaining to components and materials we use in our products;

•	impact of foreign currency fluctuations;

•	adverse litigation, judgments, settlements, or other litigation-related costs, or claims that may give rise to such costs; and

•	general economic, industry, and market conditions, including trade disputes.

Our limited operating history makes it difficult to evaluate our future prospects and the risks and challenges we may encounter.

We have been focused on developing our deterministic artificial intelligence-driven sensing system for vehicle autonomy, ADAS, and Non-Automotive applications since 2013. This relatively limited operating history makes it difficult to evaluate our future prospects and the risks and challenges we may encounter, which include our ability to:

•	develop and commercialize our products;

•	produce and deliver lidar and software products meeting acceptable performance metrics;

•	forecast our revenue and budget for and manage our expenses;

•	attract new customers and retain existing customers;

•	develop, obtain, or progress strategic partnerships;

•	comply with existing and new or modified laws and regulations applicable to our business;

•	plan for and manage capital expenditures for our current and future products, and manage our supply chain and supplier relationships related to our current and future products;

•	anticipate and respond to macroeconomic changes as well as changes in the markets in which we operate;

•	maintain and enhance the value of our reputation and brand;

•	effectively manage our growth and business operations, including the lingering impacts of macroeconomic factors on our business, such as the wars in Ukraine and in the Middle East;

•	develop and protect our intellectual property;

•	hire, integrate, and retain talented people at all levels of our organization; and

•	successfully develop new solutions to enhance the experience of customers.

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

The stock markets, including Nasdaq on which we list our shares of common stock, have from time to time experienced significant price and volume fluctuations. Even if an active, liquid, and orderly trading market develops and is sustained for our common stock, the market price of our common stock may continue to be volatile and could decline significantly. As previously disclosed, on January 20, 2023, we received notice from Nasdaq that we were no longer in compliance with the $1.00 per share minimum bid price requirement for continued listing on Nasdaq. Although the notification did not have an immediate impact on our Nasdaq listing, we were given a period of 180 calendar days, or until July 19, 2023, to regain compliance with the requirement. At our request, on July 20, 2023, Nasdaq granted to us a second and final 180 calendar day period to regain compliance, or until January 16, 2024. To ensure compliance with the minimum bid price requirement by January 16, 2024, we held a special meeting of stockholders on December 12, 2023, to consider and authorize our Board of Directors to effect a reverse stock split. At the special meeting, the Company’s stockholders authorized the Board to effect a reverse stock split, in the Board's discretion, within one year from the date of the special meeting, at one of ten ratios in multiples of five between and including one-for-five to one-for-fifty. Thereafter, the Board resolved to effect a reverse stock split of our issued common stock at a ratio of one-for-thirty (the "Reverse Stock Split"), and pursuant to that resolution, on December 26, 2023, we caused a Certificate of Amendment to our Second Amended and Restated Certificate of Incorporation, as amended, to be filed with the Secretary of State of the State of Delaware. The Reverse Stock Split became effective upon the filing of the Certificate and our common stock began trading on a split-adjusted basis on The Nasdaq Capital Market at the opening of trading on December 27, 2023. Companies that implement a reverse stock split often see a materially negative impact on their stock price. In addition, since the Reverse Stock Split, and the resulting lower number of shares in our float, we have generally seen lower trading volumes in our stock. Since January 27, 2025, our stock has closed below $1.00 per share. Should this continue for a period of 30 consecutive trading days, we would expect to again receive notice from Nasdaq that we are no longer in compliance with the $1.00 per share minimum bid price requirement for continued listing on Nasdaq and thus we will need to regain compliance in accordance with Nasdaq rules. If we are unable to regain compliance, we will be subject to delisting. The trading volume of our common stock may fluctuate significantly for this or other reasons, which can have a significant impact on the price of our common stock. If the market price of our common stock declines significantly, you may be unable to resell your shares at an attractive price, or at all. We cannot assure you that the market price of our common stock will not fluctuate widely or decline significantly in the future.

Our business could be materially and adversely affected by the lingering impacts of the global COVID-19 pandemic or other potential epidemics and outbreaks, such as "bird flu."

The COVID-19 pandemic disrupted and affected our business operations. The lingering effects of the pandemic are likely to continue to disrupt our business and supply chain in the future. Given the unpredictable nature of COVID-19 and its variants, it is difficult, if not impossible, to predict the potential continuing impact on our business operations or those of third parties upon which we rely. The lingering effects of the COVID-19 pandemic, including associated business interruptions and recovery, as well as other possible epidemics or outbreaks of other contagions, such as avian influenza, which is more commonly known as “bird flu,” could result in a material adverse impact on our business operations, or the business operations of our current or anticipated customers and suppliers, including the potential reduction or suspension of operations in the U.S. or other parts of the world. Our design and engineering operations, among others, cannot all be conducted remotely and often require on-site access to materials and equipment. We have customers, suppliers, and partners with international operations, and our customers, suppliers, and partners also depend on suppliers and manufacturers worldwide, which means that our business and prospects could be affected by the lingering effects of the COVID-19 pandemic anywhere in the world. Depending upon the duration of the lingering effects of the COVID-19 pandemic and the associated business interruptions, our customers, suppliers, manufacturers, and partners may suspend or delay their engagements with us. We and our customers’ and suppliers’ response to the lingering effects of the COVID-19 pandemic may prove to be inadequate and they may be unable to continue their respective operations in the manner they had prior to the outbreak, and we may consequently endure interruptions, reputational harm, delays in our product development, and shipments, all of which could have an adverse effect on our business, operating results, and financial condition. In addition, we cannot assure you as to the timing of the economic recovery given the lingering effects of the pandemic, which could have a material adverse effect on our target markets and our business.

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

We use various estimates in formulating our business plans. We base our estimates upon a number of assumptions that are inherently subject to significant business and economic uncertainties and contingencies, many of which are beyond our control. Our estimates therefore may prove inaccurate, causing the actual amount to differ from our estimates. These factors include, without limitation:

•	the extent to which we meet contractual terms and conditions;

•	the extent to which our technology is successfully integrated into our customers’ vehicles;

•	the timing of when our customers adopt our technology into their vehicles on a commercial basis which could be delayed for regulatory, safety, or reliability issues unrelated to our technology;

•	undetected or unknown errors, defects, or reliability issues in our hardware or software which could reduce the market adoption of our existing or new products;

•	loss of business with respect to, the failure or lack of commercial success of a vehicle model for which we are a significant supplier for reasons unrelated to our technology;

•	a decline, for any reason, in the production levels of our customers, particularly with respect to models which incorporate our technology;

•	customer cancellations of their contracts;

•	if our products are included as part of a vehicle option package, the extent to which end customers select it; and

•	other risk factors set forth in this Part I, Item 1A of this Annual Report on Form 10-K.

The period of time from a design win to implementation is long and we are subject to the risks of cancellation or postponement of the contract or unsuccessful implementation.

Prospective customers, including those in the automotive industry, generally must make significant commitments of resources to test and validate products like ours and confirm that they can integrate these products with other technologies before including them in any particular system, product, or model. The development cycles for our products with new customers varies widely depending on the application, market, customer, and the complexity of the product. In the Automotive market, for example, this development cycle can be five to seven years (or more). The development cycle in Non-Automotive markets can be months to one or two years (or more). These development cycles result in us investing our resources prior to realizing any revenue from commercialization. Further, we are subject to the risk that customers cancel or postpone implementation of our technology or our customers are unable to integrate our technology successfully into a larger system. If our customers face financial difficulties, they may also cancel current or future product programs that could materially and adversely impact our financial results. Further, our revenue could be less than forecasted if the system, product, or vehicle model that includes our lidar products is unsuccessful, including for reasons unrelated to our technology. Long development cycles and product cancellations or postponements may adversely affect our business, results of operations, and financial condition.

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

Our future growth depends on penetrating new markets, adapting existing products to new applications and customer requirements, achieving volume-based component price reductions, and introducing new products that achieve market acceptance. We expect to continue to incur R&D costs as part of our efforts to design, develop, manufacture, and commercialize new products and enhance existing products. Our R&D expenses were approximately $16.4 million and $26.2 million during the years ended December 31, 2024 and 2023, respectively, and may increase in the future. Because we account for R&D as an operating expense, these expenditures will adversely affect our results of operations in the future. Further, our R&D program may not produce successful results, and our new products may not achieve market acceptance, create additional revenue, or become profitable.

Although we believe that lidar is an essential technology for autonomous vehicles and other emerging applications, market adoption of lidar is uncertain. If market adoption of lidar does not continue to develop, or adoption is deferred, or otherwise develops more slowly than we expect, our business will be adversely affected.

While our lidar-based sensing system can be applied to different use cases across end markets, an insignificant amount of revenue during the year ended December 31, 2024 and approximately 70% of our revenue during the year ended December 31, 2023 was generated from Automotive applications with the remainder from Non-Automotive applications. Despite the fact that the automotive industry has expended considerable effort to research and test lidar products for ADAS and autonomous driving applications, the automotive industry may not introduce lidar products in commercially available vehicles on a time frame that matches our expectations, or at all. We have experienced a number of instances where potential automotive OEMs have delayed their programs for the inclusion of lidar in their end products. We continually study emerging and competing sensing technologies and methodologies and we may incorporate new sensing technologies to our product portfolio over time. However, lidar products for use in the Automotive market remain relatively new and it is possible that other sensing modalities, or a new disruptive modality based on new or existing technologies, including a combination of technologies, will achieve acceptance or leadership in the ADAS and autonomous driving space. Even if lidar products are used in initial generations of autonomous driving technology and ADAS products, we cannot guarantee that lidar products will be designed into or included in subsequent generations of such commercialized technology. The speed of market adoption and growth for ADAS or autonomous vehicles is difficult, if not impossible, to predict, and it is more difficult to predict this market’s future growth in light of the economic consequences of the lingering effects of the COVID-19 pandemic and other macroeconomic factors. Although we currently believe we have a differentiated market leading technology for the autonomous vehicle market, by the time mass market adoption of autonomous vehicle technology is achieved, we expect competition among providers of sensing technology based on lidar and other modalities to increase substantially. If, by the time autonomous vehicle technology achieves mass market adoption, commercialization of lidar products is not successful, or not as successful as we or the market expects, or if other sensing modalities gain acceptance by developers of ADAS products, automotive OEMs, regulators, safety organizations, or other market participants, our business, results of operations, and financial condition will be materially and adversely affected.

Over the longer term, we believe that our overall revenue growth, if any, will depend in part on our ability to expand within Non-Automotive markets such as aerospace and defense, shuttle, delivery vehicle, drone, railway, intelligent transport, mining and other markets as they emerge. Each of these markets presents distinct risks and, in many cases, requires that we expend our resources to address the particular requirements of that market.

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

We rely on deterministic artificial intelligence and machine learning models in the development of our solutions for vehicle autonomy, ADAS, and Non-Automotive applications. The models that we use are developed or trained using various data sets. If the models are incorrectly designed, the data we use to train them is incomplete, inadequate, or biased in some way, or if we do not have sufficient rights to use the data on which our models rely, the performance of our products, services, and business, as well as our reputation, could suffer or we could incur liability through the violation of laws, third-party privacy or other rights, or contracts to which we are a party.

Our outsourced manufacturing business model for the Non-Automotive market may not be successful, which could harm our ability to deliver products and recognize revenue in the Non-Automotive market.

In the fourth quarter of 2023, we made the decision to wind down our legacy Non-Automotive product. We anticipate that our new Automotive product, Apollo, will be well-suited to address the Non-Automotive markets without significant additional modifications. Our manufacturing strategy for the Non-Automotive market had been focused on outsourcing volume manufacturing to contract manufacturers while maintaining the design, engineering, prototyping, testing, and pilot manufacturing in-house at our facility in Pleasanton, California.

Reliance on third-party manufacturers reduces our control over the manufacturing process, including reduced control over quality, product costs, and product supply, and timing. We may experience delays in shipments or issues concerning product quality from our third-party manufacturers. If any of our third-party manufacturers experience interruptions, delays, or disruptions in supplying our products, including by natural disasters, the lingering effects of the global COVID-19 pandemic, or if other epidemics or outbreaks of other contagions materialize, such as “bird flu,” increased military conflict, especially in Ukraine and the Middle East, or work stoppages or capacity constraints, our ability to ship products would be delayed. In addition, unfavorable economic conditions could result in financial distress among third-party manufacturers upon which we rely, thereby increasing the risk of disruption of supplies necessary to fulfill our production requirements and meet customer demands. Additionally, if any of our third-party manufacturers experience quality control problems in their manufacturing operations and our products do not meet customer or regulatory requirements, we could be required to cover the cost of repair or replacement of any defective products. These delays or product quality issues could have an immediate and material adverse effect on our ability to fulfill orders and could have a negative effect on our operating results. In addition, such delays or issues with product quality could adversely affect our reputation and our relationship with our channel partners. If our third-party manufacturers experience financial, operational, manufacturing capacity, or other difficulties, or experience shortages in required components, or if they are otherwise unable or unwilling to continue to manufacture our products in required volumes or at all, our supply may be disrupted, we may be required to seek alternate manufacturers, and we may be required to redesign our products. It would be time-consuming, and could be costly and impracticable, to begin to use new manufacturers or designs, and such changes could cause significant interruptions in supply and could have an adverse effect on our ability to meet our scheduled product deliveries, and may subsequently lead to the loss of sales. While we take measures to protect our trade secrets, the use of third-party manufacturers may also risk disclosure of our innovative and proprietary manufacturing methodologies, which could adversely affect our business.

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

Sales to international customers accounted for 24% and 16% of our revenue during the years ended December 31, 2024 and 2023, respectively.

In May 2024, we announced that we have partnered with Accelight Technologies, Inc. and LighTekton Co., Ltd. to deliver our lidar solutions to the China market, specifically focused on autonomous trucking and railway, as the market in China appears to be ahead of the rest of the world in lidar adoption. However, we have not previously sold into the China market and our partners, although they regularly conduct business in China, do not have experience in the lidar market. There is also significant competition in China from local lidar manufacturers. We can provide no assurances that we will be successful in the China lidar market.

In general, international operations are subject to a number of other risks, including:

•	the impact of tariffs and any escalation of a trade war between the U.S. and its trading partners;

•	exchange rate fluctuations;

•	political and economic instability, international terrorism, and anti-American sentiment, particularly in emerging markets;

•	global or regional health crises, such as the lingering effects of the COVID-19 pandemic or other epidemics or outbreaks of other contagions;

•	military conflicts in Ukraine and the Middle East;

•	potential for violations of anti-corruption laws and regulations, such as those related to bribery and fraud;

•	preference for locally branded products, and laws and business practices favoring local competition;

•	potential consequences of, and uncertainty related to, the “Brexit” process in the United Kingdom, which could lead to additional expense and complexity in doing business there;

•	increased difficulty in managing inventory;

•	delayed revenue recognition;

•	the potential for less effective protection of intellectual property;

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

•	difficulties and costs of staffing and managing foreign operations;

•	import and export laws and associated regulations;

•	changes in local tax and customs duty laws or changes in the enforcement, application, or interpretation of such laws; and

•	the U.S. government’s restrictions on technology transfers to certain countries.

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

To ensure adequate inventory, we must forecast inventory needs and expenses, place orders sufficiently in advance with our suppliers and manufacturing partners, and manufacture products based on our estimates of future demand for particular products. Fluctuations in the adoption of lidar products may affect our ability to forecast our future operating results, including revenue, gross margins, cash flows, and profitability. Our ability to accurately forecast demand for our products could be affected by many factors, including the accuracy of the forecasts that we receive from our customers, the rapidly changing nature of the autonomous driving and ADAS markets in which we operate, the uncertainty surrounding the market acceptance and commercialization of lidar technology, the emergence of new markets, an increase or decrease in customer demand for our products or for products and services of our competitors, product introductions by competitors, the lingering effects of the COVID-19 pandemic, other epidemics or outbreaks of other contagions, such as “bird flu,” should they materialize, any work stoppages or interruptions, unanticipated changes in general market conditions, and the general weakening of economic conditions or consumer confidence, which may be exacerbated by the on-going military actions in Ukraine and the Middle East. If our lidar products are commercialized in autonomous driving and ADAS applications, both of which are experiencing rapid growth in demand, we may face challenges acquiring adequate supplies to manufacture our products and/or we and our manufacturing partners may not be able to manufacture our products at a rate necessary to satisfy the levels of demand, which would negatively affect our revenue. This risk may be enhanced by the fact that we may not carry or be able to obtain for our manufacturing partners a significant level of inventory to satisfy short-term increases in demand. If we fail to accurately forecast customer demand, we may experience excess inventory levels or a shortage of products available-for-sale.

Inventory levels in excess of customer demand may result in inventory write-downs or write-offs and the sale of excess inventory at discounted prices, which would adversely affect our financial results, including our gross margin, and have a negative effect on our brand. In the past, including in the fourth quarter of 2023, we took inventory write-downs for obsolete and excess components associated with our decision to wind-down our Non-Automotive product line. Conversely, if we underestimate customer demand for our products, we, or our manufacturing partners, may not be able to deliver products to meet our requirements, and this could result in damage to our brand and customer relationships, and adversely affect our revenue and operating results.

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

While we make our strategic planning decisions based on the assumption that the markets we are targeting will grow, our business is dependent, in large part on, and directly affected by, business cycles and other factors affecting the global automotive industry and the global economy generally. Automotive production and sales are highly cyclical and depend on general economic conditions and other factors, including consumer spending and preferences, changes in interest rates (which significantly increased beginning in 2022) and credit availability, changes in inflation rates (which the U.S. has recently experienced), consumer confidence, fuel costs, fuel availability, environmental impact, tariffs, governmental incentives and regulatory requirements, and political volatility, especially in energy-producing countries and growth markets. Increases in interest rates, especially if coupled with reduced government spending and volatility in financial markets, may have the effect of further increasing economic uncertainty and heightening these risks, which may impact our ability to raise additional capital in the future. In addition, the ongoing hostilities between Russia and Ukraine, the war in the Middle East, and global reactions thereto have increased U.S. domestic and global energy prices. Oil supply disruptions related to the Russia-Ukraine conflict, and sanctions and other measures taken by the U.S. and its allies, could lead to higher costs for gas, food, and goods in the U.S. and exacerbate the inflationary pressures on the economy, with potentially adverse impacts on our customers and on our business, results of operations, and financial condition. Moreover, certain raw materials needed to produce components that are incorporated into our products, and the products of our customers, are primarily derived in the region in which the Russia-Ukraine conflict is occurring. The longer the Russia-Ukraine conflict continues and the more damage to Ukrainian infrastructure that occurs, the greater the impact could be on the supply of such raw materials, and the failure to have access to such raw materials could have an adverse effect on our business and results of operations. In addition, the U.S. Cybersecurity and Infrastructure Security Agency, or CISA, has warned all organizations in the U.S. to be on guard against possible cyber attacks coming from Russia which has the potential to disrupt business operations, limit access to essential services, and threaten public safety.

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

Our business could be materially and adversely affected if we lose any of our customers or strategic partners, if their demand for our products declined due to factors outside of our control, including component shortages (whether related to our products or otherwise) that impact our customers’ overall production plans or product development plans, or if our customers were unable to pay their invoices.

Although we have and continue to pursue a broad customer base, we are currently courting a limited number of customers, most of which have strong purchasing power and for which the relationships are developing. For year ended December 31, 2023, Continental AG accounted for approximately 70% of our annual revenue. At the end of 2023, Continental informed us of their decision to end our existing arrangement as our Tier 1 partner. The loss of business from any of our potential customers (whether by lower overall demand for our products, component shortages that impact our customers’ production plans or product development plans, cancellation of existing contracts or product orders, or the failure to design in our products could have a material adverse effect on our business.

To the extent vehicle autonomy and ADAS become accepted by major automotive OEMs, we expect that we will rely increasingly for our revenue on Tier 1 suppliers through which automotive OEMs procure products. We expect that these Tier 1 suppliers will be responsible for certain hardware and software configuration activities specific to each automotive OEM, and they may not exclusively carry our solutions.

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

Educating our prospective customers, and to a lesser extent, our existing customers, about lidar, our advantages over other sensing technologies, and lidar’s ability to convey value in different industries and deployments is an integral part of developing new business and the lidar market generally. If prospective customers have a negative perception of, or experience with, lidar, or a competitor’s lidar products, they may be reluctant to adopt lidar in general or specifically, our products. Adverse statements about lidar by influential market participants, such as negative comments about lidar’s role in autonomous vehicles repeatedly made by Elon Musk, the CEO of Tesla, Inc. may also deter adoption. Some of our competitors have significant financial or marketing resources that may allow them to engage in public marketing campaigns about their alternative technology, lidar generally, or our solutions specifically. Our efforts to educate potential customers and the market generally, and to counter any adverse statements made by competitors or other market participants, will require significant financial and personnel resources. These educational efforts may not be successful, and we may not be in a position to offset the costs of such efforts with revenue from new customers. If we are unable to acquire new customers to offset these expenses or if the market accepts such adverse statements, our financial condition will be adversely affected.

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

We face competition from a number of sources including camera and radar companies, other developers of lidar products, Tier 1 suppliers, and other technology and automotive supply companies. In the Automotive market, our competitors have commercialized both lidar and non-lidar-based ADAS technology that has achieved market adoption, strong brand recognition, and is expected to improve over time. Other competitors are working towards commercializing autonomous driving technology and either by themselves, or with a publicly announced partner, and have substantial financial, marketing, R&D, and other resources. Some of our customers in the autonomous vehicle and ADAS markets have announced development efforts or made acquisitions directed at creating their own lidar-based or other sensing technologies, which would compete with our solutions. We do not know how close these competitors are to commercializing autonomous driving systems or novel ADAS applications. In the Non-Automotive markets, our competitors seek to develop new sensing applications across industries. Even in these emerging markets, we face substantial competition from numerous competitors seeking to prove the value of their technology.

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

A significant portion of the components used in our products are manufactured abroad, which subjects us to various international risks and costs, including foreign trade issues, tariffs, trade wars, currency exchange rate fluctuations, shipment delays, supply chain disruptions, and political instability, any of which could adversely affect our business and financial condition.

Most of our products, and the components thereof, are manufactured abroad. Relying on foreign-produced products subjects us to risks relating to changes in import duties, quotas, the potential for introduction of U.S. taxes on imported goods, the potential loss of “most favored nation” status with the U.S., and freight cost increases, as well as economic and political uncertainties, that could result in a trade war causing ever-increasing tariffs. We may also experience shipment delays caused by shipping port constraints, labor strikes, work stoppages, acts of war, including the current conflicts in Ukraine and in the Middle East, and terrorism, or other supply chain disruptions, including those caused by extreme weather, natural disasters, and pandemics or other public health concerns. Specifically, the lingering effects of the COVID-19 pandemic has caused delays in the manufacturing and shipping of our products and the associated raw materials. To the extent the lingering effects of the COVID-19 pandemic result in continuation or worsening of manufacturing and shipping delays and constraints, our suppliers will continue to have challenges obtaining the materials necessary for the production of our products.

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

On December 22, 2017, the Tax Cuts and Jobs Act of 2017, or the Tax Act, was signed into law making significant changes to the U.S. Tax Code. In particular, sweeping changes were made to the U.S. taxation of foreign operations. Changes include, but are not limited to, a permanent reduction to the corporate income tax rate, limiting interest deductions, adopting elements of a territorial tax system, assessing a repatriation tax or “toll-charge” on undistributed earnings and profits of U.S.-owned foreign corporations, and introducing certain anti-base erosion provisions, including a new minimum tax on global intangible low-taxed income, or GILTI, and base erosion and anti-abuse tax, or BEAT. The new legislation had no effect on our 2024 or 2023 provision for income taxes because we generated net tax losses and offset our deferred tax assets on the consolidated balance sheets with a full valuation allowance due to our current loss position and forecasted losses for the near future. The overall impact of this tax reform is uncertain, and our business and financial condition, including with respect to our non-U.S. operations, could be adversely affected.

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

As of December 31, 2024, we had approximately $284 million of U.S. federal, and approximately $242 million of state net operating loss carryforwards available to reduce future taxable income. Of the approximately $284 million in U.S. federal operating loss carryforwards, approximately $272 million will be carried forward indefinitely for U.S. federal tax purposes and approximately $12 million will begin to expire in 2033. All of our U.S. state net operating loss carryforwards will begin to expire in 2029. It is possible that we will not generate taxable income in time to use these net operating loss carryforwards before their expiration, or at all. Under legislative changes made in December 2017, U.S. federal net operating losses incurred in 2018 and in future years may be carried forward indefinitely, but the deductibility of such net operating losses is limited. It is uncertain if and to what extent various states will conform to the newly enacted federal tax law. In addition, the federal and state net operating loss carryforwards and certain tax credits may be subject to significant limitations under Section 382 and Section 383 of the U.S. Tax Code, respectively, and similar provisions of state law. Under those sections of the U.S. Tax Code, if a corporation undergoes an “ownership change,” the corporation’s ability to use our pre-change net operating loss carryforwards and other pre-change attributes, such as research tax credits, to offset our post-change income or tax may be limited. In general, an “ownership change” will occur if there is a cumulative change in our ownership by “5-percent shareholders” that exceeds 50 percentage points over a rolling three-year period. Similar rules may apply under state tax laws.

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

A significant natural disaster, such as an earthquake, fire, flood, hurricane, or significant power outage or other similar events, such as infectious disease outbreaks or pandemic events, including the lingering effects of the COVID-19 pandemic or a potential “bird-flu” pandemic, could have an adverse effect on our business and operating results. The lingering effects of the COVID-19 pandemic may have the effect of heightening many of the other risks described in this “Risk Factors” section, such as the demand for our products, our ability to achieve or maintain profitability, and our ability to raise additional capital in the future. Our corporate headquarters and major operations are located in the San Francisco Bay Area of California, which is a region known for significant seismic activity. In addition, natural disasters, acts of terrorism, or war could cause disruptions in our operations, our or our customers’ or channel partners’ businesses, our suppliers’ businesses, or the economy as a whole. We also rely on information technology systems to communicate among our workforce and with third parties. Any disruption to our communications, whether caused by a natural disaster or by manufactured events, such as power disruptions, could adversely affect our business. We do not have a formal disaster recovery plan or policy in place and do not currently require that our suppliers have such plans or policies in place. To the extent that any such disruptions result in delays or cancellations of orders or impede our suppliers’ ability to timely deliver components, or the deployment of our products, our business, operating results, and financial condition would be adversely affected.

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

Actions that we have taken, or may take in the future, related to the implementation of our strategic initiatives may be costly and not successful.

Given the rapidly evolving nature of the lidar and autonomous vehicle market, we have in the past, and anticipate that in the future, we will revise our strategic plan to allow us to realign our resources and significantly reduce operating expenses in line with the direction of the marketplace.  In 2023, for example, we shifted our strategic focus to the Automotive market. We cannot guarantee that the implementation of any revised strategic plan will achieve or sustain the anticipated benefits, or that the benefits, even if achieved, will be adequate to meet long-term expectations. As a result of revising any strategic plan, we have incurred additional costs in the near term, including cash expenditures for separation payments, employee benefits, and related costs. Additional risks associated with the continuing impact of a revised strategic plan include, employee attrition beyond our intended reduction-in-force and adverse effects on employee morale, diversion of management attention, adverse effects to our reputation as an employer (which could make it more difficult for us to hire employees in the future), and potential failure or delays to meet our shift in focus from research and development to commercialization. If we do not realize the expected benefits of any revised strategic plan on a timely basis or at all, our business, results of operations and financial condition could be adversely affected.

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

On August 28, 2024, we were purported to be served with a complaint that alleges we are in breach of a lease for office space in Dublin, California, entered into by our subsidiary, AEye Technologies, Inc. in 2019, because of an alleged failure to pay rent.  The landlord claimed that the amount owed could be up to $8.5 million. We dispute, among other things, that the total damages claimed by the landlord equal the amount claimed. If the matter were decided adverse to us, it could have a material adverse effect on our financial position, results of operations, or cash flows.

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

Our products are intended to be used for autonomous driving and ADAS applications, which are subject to complicated and evolving regulatory schemes that vary from jurisdiction to jurisdiction. These are rapidly evolving areas where new regulations could impose limitations on the use of lidar generally or our products specifically. If we fail to adhere to these new regulations or fail to continually monitor the updates, we may be subject to litigation, loss of customers, or negative publicity and our business, results of operations, and financial condition will be adversely affected.

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

The day to day operations of our cybersecurity risk management program are overseen by our Director of IT, who reports to our Chief Financial Officer. Our Director of IT has served in this position for 6 years. He has over 39 years of IT experience, including over 10 years of experience in security compliance. Our Director of IT supervises efforts to prevent, detect, mitigate, and remediate cybersecurity risks and incidents through various means, which may include briefings from internal personnel, threat intelligence, alerts, or reports produced by security tools deployed in the IT environment.

Item 2. Properties

Our corporate headquarters is located in Pleasanton, California, where we lease 6,522 square feet pursuant to a lease that initially expires on November 30, 2027, unless we choose to exercise a five-year renewal option. The Pleasanton facility contains engineering, R&D, operations, customer support, marketing, and administrative functions. We believe our existing facility is in good condition and suitable for the conduct of our business.

Item 3. Legal Proceedings

In or about July of 2024, AEye, Inc.’s wholly owned subsidiary, AEye Technologies, Inc. (“AEye Tech,” formerly known as AEye, Inc.) surrendered possession of the premises as described in that certain Office Lease dated April 26, 2019 (the “Lease”), entered into by and between the predecessor-in-interest to IGEP Park Place, LLC, as landlord (the “Landlord”) and AEye Tech, as tenant. A copy of the Lease was filed as Exhibit 10.8 to the Registration Statement on Form S-4 filed with the U.S. Securities and Exchange Commission on May 13, 2021. In connection with AEye Tech’s surrender of possession, AEye Tech was purported to be served with a complaint that was filed in the Superior Court of California for the County of Alameda on August 26, 2024 (the “Complaint”) that (1) alleges AEye Tech is in breach of the Lease because of, among other things, AEye Tech’s failure to pay rent as required by the Lease and (2) provides notice to AEye Tech that the Lease had been terminated by the Landlord. The Complaint does not quantify the damages sought thereunder, however, as discovery in the litigation has only recently commenced, the only quantification of damages is the Landlord’s informal demand at the outset of the litigation of approximately $4.35 million, which is net of the $2.15 million security deposit retained by the Landlord. If we are unable to resolve the purported default under the Lease and AEye, Inc. is subsequently found liable for the amounts claimed by the Landlord that are allegedly owed to it by AEye Tech, it could have a material adverse effect on AEye, Inc.’s liquidity, financial condition, and results of operations.

In addition, from time to time, we may become involved in actions, claims, suits, and other legal proceedings arising in the ordinary course of our business, including assertions by third parties relating to intellectual property infringement, breaches of contract or warranties, or employment-related matters. Other than as stated above, we are not currently a party to any actions, claims, suits or other legal proceedings the outcome of which, if determined adversely to us, would individually or in the aggregate have a material effect on our business, financial condition, and results of operations.

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

Stockholders

As of February 18, 2025, we had approximately 57 holders of record of our common stock and thousands of additional beneficial holders. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

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

Overview

This overview provides a high-level discussion of our operating results and some of the trends that affect our business. We believe that an understanding of these trends is important to understanding our financial results for fiscal year 2024, as well as our future prospects. This summary is not intended to be exhaustive, nor is it intended to be a substitute for the detailed discussion and analysis provided elsewhere in this Annual Report, including our consolidated financial statements and accompanying notes.

All dollar amounts expressed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations are in thousands of dollars, except for per share amounts and unless otherwise specified.

Reverse Stock Split

On December 27, 2023, we effected a 1-for-30 reverse stock split of our issued and outstanding shares of common stock (the "Reverse Stock Split"). Pursuant to the Reverse Stock Split, every thirty (30) shares of issued and outstanding shares of common stock were combined into one (1) share of common stock. We did not issue fractional shares in connection with the Reverse Stock Split. Stockholders who were otherwise entitled to fractional shares of common stock were instead entitled to receive a proportional cash payment. The number of outstanding warrants was also proportionately adjusted.

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

A.G.P. Transaction

On September 12, 2024, we entered into an At Market Issuance Sales Agreement with Alliance Global Partners, or A.G.P., pursuant to which we may issue and sell through A.G.P., up to $2,600 of our common stock from time to time through an "at-the-market" equity offering program. Such sales of common stock by us, if any, may occur from time to time at our sole discretion, over a 36-month period. In December 2024 and January 2025, we increased the amount of our common stock that we may issue and sell through AGP, up to $5,230 and $15,293, respectively.

Convertible Note Transaction

On January 2, 2025, we entered into a Securities Purchase Agreement to finance an aggregate principal amount of up to $3,240 with a certain institutional investor and issued (i) a senior unsecured convertible promissory note (the "Note") in the aggregate principal amount of $3,240 for an aggregate purchase price of $3,000 and (ii) a warrant to purchase up to 805,263 shares of our common stock. The Note, subject to an original issue discount of 7.4%, has a term of eighteen months and accrues interest at the rate of 7.0% per annum. The Note is convertible into Common Stock, at a per share conversion price equal to $2.22, subject to adjustments noted in the Note. The Warrant has an initial exercise price of $2.22, and is exercisable after the six month and one day anniversary of its issuance (the “Initial Exercisability Date”) until for four years following the Initial Exercisability Date.

Key Factors Affecting Our Operating Results

We believe that our future performance and success depends to a substantial extent on our ability to capitalize on the opportunities described herein, which in turn are subject to significant risks and challenges, including those discussed below and the risk factors described in the “Risk Factors” section of this Annual Report on Form 10-K.

We are subject to those risks common in the technology industry and also those risks common to early stage companies including, but not limited to:

•	the possibility of not being able to successfully develop or commercialize our products;
•

securing additional capital in a timely manner in order to meet operating cash flow needs; doing so on terms that are favorable to us, or at all, which may be challenging given the current capital markets and overall macroeconomic conditions;

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

Market Trends and Uncertainties

We anticipate growing demand for our 4SightTM Intelligent Sensing Platform across two major markets, Automotive and Non-Automotive. We believe this expected growth will allow us to capture market share as well as pursue specialized opportunities like highway autonomous driving applications that benefit from our products. We anticipate concentrating on the Automotive market by more effectively leveraging our business model, focusing on advanced driver-assistance systems, or ADAS, autonomous driving, and commercial trucking. In addition, we will look for opportunities in the Non-Automotive market, such as in the railway, security, and intelligent transportation systems, or ITS segments. This strategy provides us with multiple opportunities for sustained growth by enabling new applications and product features across these market segments. However, as our customers continue their R&D projects to commercialize solutions that rely on lidar technology, it is difficult to estimate the timing of ultimate end market demand and customer adoption. In the Automotive market for example, which accounted for an insignificant portion of our revenues in 2024 and 70% of our revenues in 2023, our growth and financial performance will be heavily influenced by our ability to successfully integrate into OEM programs that require years of development, testing, and validation. Because of the size and complexity of these OEM programs, having Tier 1 partnerships should provide a substantial competitive advantage over our competitors given their large scale, mass-production capabilities, and existing OEM relationships held by our Tier 1 partners.  If we fail to remain engaged with one or more Tier 1 automotive suppliers, it may have an adverse effect on our business. The markets for lidar are projected to see significant growth in both the near and long-term.

As is common in early-stage companies with limited operating histories, we are subject to risks and uncertainties such as those described in Part I, Item 1A of this Annual Report on Form 10-K. Since inception, we have incurred net losses and negative cash flows from operations and expect to continue incurring losses up to commercialization, which means we are dependent upon raising additional capital to provide the cash necessary to continue our ongoing operations. As a result, it remains critical for us to preserve cash and manage spending to extend our liquidity. We also plan to improve our liquidity position through securing additional financing, engaging with partners and OEMs, and executing on our critical milestones. However, successfully raising capital is outside of our control and there can be no assurance that we will be able to obtain additional financing on terms acceptable to us, on a timely basis, or at all.

During 2024, we raised $12,905 in gross proceeds through share issuances on our stock purchase agreements and other financing initiatives.  After year-end, we raised an additional $11,055 in gross proceeds through share issuances on our stock purchase agreements and a convertible note. We also have access to additional liquidity through our ELOC and ATM facilities.

Partnerships and Commercialization

Our technology is designed to be a key enabler in certain Automotive and Non-Automotive market applications. Because our technology must be integrated into a broader solution by our customers, it is critical that we achieve design wins with these customers. The time to achieve a design win varies based on the market and application. We consider design wins to be critical to our future success, although the revenue that may be generated by each design win and the time necessary to achieve such a design win can vary significantly, making it difficult to predict our financial performance. In the Non-Automotive market, our strategy has been to sell our lidar solutions to customers utilizing components that are sourced, in part, from the Tier 2 automotive supply chain and assembled by our contract manufacturing partners. In the Automotive market, we will utilize a licensing model with Tier 1 suppliers that would generate a royalty for us and, hence, can be more easily replicated with multiple Tier 1 suppliers. As the Tier 2 automotive supply chain matures, we intend to leverage those suppliers, and the volume created for the Automotive market, to participate in the Non-Automotive market. With that in mind, in the fourth quarter of 2023, we made the decision to wind down our legacy product line for the Non-Automotive market and curtailed support. Since the launch of our new product, Apollo, in 2024, we have seen renewed interest from Non-Automotive customers across a broad range of sectors and are actively engaged on multiple opportunities.

In early 2024, we engaged LITEON as our Tier 1 automotive supplier and are actively working with them to bring our products to market. As part of this initiative, LITEON has committed to building and delivering Apollo B0 samples to us by the first quarter of 2025, marking a significant milestone in our product development. This partnership has enabled us to leverage their manufacturing expertise to produce high-quality samples that meet stringent performance standards, which is a critical step towards scaling production and delivering our advanced lidar solutions to the market. In May 2024, we announced a strategic partnership with ATI and LighTekton Co., Ltd to manufacture and distribute our products in China. This collaboration opens access to a potential $2.5 billion market opportunity. By leveraging ATI's and LighTekton's extensive networks and manufacturing capabilities, we aim to accelerate our market penetration and deliver our advanced lidar solutions to a broader audience. We have also made substantial progress in our collaboration efforts with Nvidia, demonstrating significant advances in the high-speed and long-range detection performance of our lidar systems, which we believe puts us on track for future integration with their Hyperion platform. Given these engagements are relatively recent, there is no guarantee that these endeavors will be successful.

We believe our revenue and profitability will also be dependent upon our success in licensing our technology to Tier 1 automotive suppliers, such as our current Tier 1 partner, LITEON, or our previous partner Continental, which represented 70% of 2023 revenue, and these partners securing program awards from OEMS and scaling to high volume production of our lidar sensors. Delays in autonomy programs by OEMs that we are currently or plan to be working with through our Tier 1 partners could result in us being unable to achieve our revenue and profitability targets in the time frame we anticipate, or at all.

Restructuring

In 2023, we implemented a revised strategic plan, which focused on key products and critical customer engagements and aligned our operations with evolving business needs by focusing on our transition from research and development to the commercialization of our automotive products, while winding down our legacy Non-Automotive product and reducing fixed operating costs. In August 2024, fixed operating costs were further reduced by the termination of the prior headquarters lease.

The winding down of our legacy Non-Automotive product, combined with an accumulation of other triggering events such as the termination of our partnership with Continental, and a current period and history of cash flow losses, indicated that the carrying amount of our long-lived assets may not be recoverable. We performed an impairment review of our long-lived assets as of December 31, 2023 and wrote down our property and equipment and the ROU asset and leasehold improvements related to the prior headquarters lease to its fair value.

As a result of the implementation of our revised strategic plan and the impairment review of our long-lived assets, we recorded restructuring charges of $19,153 for the year ended December 31, 2023 primarily relating to one-time employee termination benefits, inventory and other current asset write-downs, losses on purchase commitments, and impairment and disposal charges on our long-lived assets.  We recorded restructuring gains of $368 for the year ended December 31, 2024, primarily relating to the net gain on the termination of the prior headquarters lease, losses on purchase commitments and one-time termination benefits.

Gross Margin

Our gross margins will depend on numerous factors, including, among others, the selling price of our products, pricing of our development contracts with customers, royalty rates on licenses we grant to our customers, unit volumes, product mix, component costs, personnel costs, contract manufacturing costs, overhead costs, and product features. Our gross margins have in the past and may continue to be negatively impacted by inventory write-downs. As an example, in 2023, we recorded inventory write-downs of $7,005 relating to the transition to certain higher grade components in our automotive products as well as the winding down of our legacy product line for the Non-Automotive market. In the future, we expect to generate attractive gross margins from licensing our lidar technology and software to our Tier 1 partners in the Automotive market. We also anticipate being able to leverage on our foundation in the Automotive market to move to other markets.

To date, our revenue has primarily been generated through development contracts with OEMs and Tier 1 suppliers, as well as unit sales of our products to Non-Automotive customers. These development contracts primarily focus on customization of our proprietary 4SightTM product capabilities to our customers’ applications, typically involving software implementation to assist with sensor connection and control, customization of scan patterns, and enhancement of particular perception capabilities to meet specific customer needs. In general, development contracts that require more complex configurations have higher prices. We expect development contracts to remain a significant part of our business in the near-term, but represent a smaller share of our total revenue over time, as we increase our focus on technology licensing in the Automotive market and over time leverage the economies of scale we achieve to move into other markets including the Non-Automotive market.

Investment and Innovation

Our proprietary adaptive, intelligent lidar technology delivers industry-leading performance, addressing the toughest challenges in achieving partial or full autonomy. Unlike traditional sensing systems that passively collect data, our active 4Sight™ Intelligent Sensing Platform employs principles from automated targeting systems and biomimicry to actively scan the environment, intelligently focusing on critical elements to enable safer, smarter, and faster decisions in complex scenarios.

In June 2024, we introduced Apollo, the first product in our 4Sight™ Flex family of next-generation lidar sensors. Apollo offers best-in-class range and resolution in a compact, power-efficient, and cost-effective form factor, making it ideal for both automotive and non-automotive applications. Apollo can be integrated behind the windshield, on the roof, or in the grille, allowing original equipment manufacturers (OEMs) to implement essential safety features with minimal impact on vehicle design. This innovative sensor leverages our 4Sight™ Intelligent Sensing Platform, providing a highly programmable and customizable lidar solution that can be updated through software. With a horizontal field of view up to 120° and long-range detection capabilities of up to 1 km, Apollo is poised to be a key player in advancing vehicle safety and autonomy, as well as smart infrastructure and logistics applications.

We believe our financial performance is significantly dependent on our ability to maintain a technology leadership position. This is further dependent on the investments we make in research and development and our ability to commercialize our products. We believe price is becoming a critical differentiator in the marketplace and OEMs are favoring companies that have the infrastructure to build lower cost products at higher volumes. It is essential that we continually identify and respond to rapidly evolving customer requirements, develop and introduce innovative new products, enhance and service existing products, lower bill of materials, or BOM costs, industrialize, the manufacturing process, and generate strong market demand for our products. If we fail to do this, our market position and revenue may be adversely affected, and our investments in that area will not be recovered.

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

Development contracts represented the majority of our total revenues in 2024 and 2023. Revenue from development and/or collaboration arrangement contracts are earned from R&D activities and collaboration with OEMs and Tier 1 suppliers. These contracts primarily focus on customization of our proprietary 4SightTM capabilities to our customers’ applications, typically involving software implementation to assist with sensor connection and control, customization of scan patterns, and enhancement of perception capabilities to meet specific customer needs. Revenue from development contracts is recognized when we satisfy performance obligations in the contract, which can result in recognition at either a point in time or over time. This assessment is made at the outset of the arrangement for each performance obligation.

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

R&D costs are expensed as they are incurred. With a reduced workforce and consolidated global footprint, we plan to be more focused on investments that support our strategy and product development goals in the future. We expect our R&D costs to increase slightly from 2024 as we continue to invest in the development of our Apollo product.

Sales and Marketing

Historically, our sales and marketing, or S&M, efforts were focused primarily on sales, business development, and marketing programs in pursuit of revenue contracts from potential and existing customers. S&M expenses include:

•	personnel-related expenses, including salaries, benefits, bonuses, one time termination benefits, and stock-based compensation expense;
•	demonstration equipment;
•	trade shows expenses, advertising, and promotions expenses for press releases and other public relations services; and
•	allocated overhead expenses.

We expect our S&M expenses to continue to be relatively low as we expect to leverage our Tier 1 partners to commercialize our products and manage relationships with the OEMs in the Automotive market. In the Non-Automotive market, we anticipate using the same supply chain to manufacture through global contract manufacturers, and we expect to sell our products primarily through system integrator channel partners that may integrate our lidar sensor and software as part of a larger solution for an end customer.

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

We expect our G&A expenses to decrease slightly with reduced facility costs and professional fees, while continuing to incur expenses to support other departments as we continue to develop and commercialize our Apollo product.

Change in Fair Value of Convertible Note and Warrant Liabilities

The changes in fair value of the 2022 Note and warrant liabilities are the result of the change in fair value at each reporting date. The 2022 Note and warrant liabilities are recorded at fair value for each reporting period, and the changes in fair value are reported within other income (expense), net during the period. We also elected to record interest expense on the 2022 Note as changes in fair value.

Interest Income, Interest Expense and Other

Interest income and other consists primarily of interest earned on our cash, cash equivalents, and marketable securities. These amounts will vary based on our cash and cash equivalents balances and market rates. Interest income and other also includes gains on sale of property and equipment. Interest expense and other consists primarily of financing costs, and amortization of premiums and accretion of discounts on marketable securities, net.

Results of Operations

Comparison of the Years Ended December 31, 2024 and 2023

The results of operations presented below should be reviewed in conjunction with the consolidated financial statements and notes included elsewhere in this report. The following table sets forth our consolidated results of operations data for the years ended December 31, 2024 and 2023 (in thousands, except for percentages):

	Year ended December 31,		Change	Change
	2024	2023	$	%
Prototype sales	$97	$477	$(380)	(80)%
Development contracts	105	987	(882)	(89)%
Total revenue	202	1,464	(1,262)	(86)%
Cost of revenue	778	15,319	(14,541)	(95)%
Gross loss	(576)	(13,855)	13,279	(96)%
Research and development	16,389	26,171	(9,782)	(37)%
Sales and marketing	551	12,528	(11,977)	(96)%
General and administrative	18,312	25,234	(6,922)	(27)%
Impairment of long-lived assets	—	9,988	(9,988)	(100)%
Total operating expenses	35,252	73,921	(38,669)	(52)%
Loss from operations	(35,828)	(87,776)	51,948	(59)%
Change in fair value of convertible note and warrant liabilities	—	(858)	858	(100)%
Interest income and other	799	1,317	(518)	(39)%
Interest expense and other	(433)	248	(681)	(275)%
Total other income (expense), net	366	707	(341)	(48)%
Loss before income tax	(35,462)	(87,069)	51,607	(59)%
(Benefit) provision for income tax	(2)	57	(59)	(104)%
Net loss	$(35,460)	$(87,126)	$51,666	(59)%

Revenue

Prototype Sales

Prototype sales decreased by $380, or 80%, to $97 for the year ended December 31, 2024 from $477 for the year ended December 31, 2023. This was primarily due to a decrease in units sold of our 4Sight™-based Non-Automotive product due to our focus in 2024 on executing key automotive product development milestones.

Development Contracts

Development contracts decreased by $882, or 89%, to $105 for the year ended December 31, 2024, from $987 for the year ended December 31, 2023. The decrease was primarily due to lower development contract revenue as we fulfilled our obligations under a Tier 1 automotive supplier contract in the fourth quarter of 2023.

Cost of Revenue

Cost of revenue decreased by $14,541, or 95%, to $778 for the year ended December 31, 2024, from $15,319 for the year ended December 31, 2023. This decrease was primarily due to fewer Non-Automotive product units sold in the current year, and also due to lower development contract costs as we completed our obligations under a Tier 1 automotive supplier contract in the fourth quarter of 2023. The decrease was also due to non-routine inventory write-downs associated with transitioning to certain higher-grade components in our automotive products as well as the implementation of our revised strategic plan which resulted in further inventory write-downs and losses related to purchase commitments.

Operating Expenses

Research and Development

Research and development expenses decreased by $9,782, or 37%, to $16,389 for the year ended December 31, 2024, from $26,171 for the year ended December 31, 2023. This decrease was primarily driven by the implementation of our revised strategic plan in 2023, with decreases in personnel costs of $4,055, stock-based compensation expense of $3,388, information technology and facilities expense of $778, engineering parts and lab equipment expense of $639, depreciation expense of $567, and third party research and development work of $534.

Sales and Marketing

Total sales and marketing expenses decreased by $11,977, or 96%, to $551 for the year ended December 31, 2024, from $12,528 for the year ended December 31, 2023. This decrease was primarily driven by the implementation of our revised strategic plan, with decreases in personnel costs of $5,853, stock-based compensation of $2,746, marketing and consultant spend of $2,090, travel and entertainment expenses of $446, and information technology and facilities expense of $642.

General and Administrative

Total general and administrative expenses decreased by $6,922, or 27%, to $18,312 for the year ended December 31, 2024, from $25,234 for the year ended December 31, 2023. This decrease was primarily driven by the implementation of our revised strategic plan, with decreases in stock-based compensation of $2,754, accounting, legal, and consulting fees of $1,036, insurance of $947, facility and information technology, net of allocations, of $853, depreciation expense of $644 and personnel costs of $547.

Impairment of Long-Lived Assets

Impairment of long-lived assets decreased to zero for the year ended December 31, 2024, from $9,988 for the year ended December 31, 2023, primarily as a result of the non-cash impairment of property and equipment and right-of-use assets that occurred in 2023, but no similar event in 2024. In the fourth quarter of 2023 we determined that an accumulation of triggering events, including the winding down of our legacy Non-Automotive product as a result of the implementation of our automotive-first strategic plan to focus on commercialization of our automotive product, the termination of our partnership with a large Tier 1 automotive supplier, and a current period and history of cash flow losses, required an impairment review of our long-lived assets, resulting in our long-lived assets being written down to their fair values.

Change in Fair Value of Convertible Note and Warrant Liabilities

Change in fair value of convertible note and warrant liabilities decreased by $858, or 100%, to zero for the year ended December 31, 2024, from a loss of $858 for the year ended December 31, 2023. This decrease was primarily due to settlement of the 2022 Note in 2023 and an immaterial change in the fair value of warrant liabilities in 2024.

Interest Income and Other

Interest income and other decreased by $518, or 39%, to $799 for the year ended December 31, 2024, from $1,317 for the year ended December 31, 2023. This decrease was primarily due to less interest earned on our marketable securities in the current period.

Interest Expense and Other

Interest expense and other increased by $681, or 275%, to a loss of $433 for the year ended December 31, 2024, from a gain of $248 for the year ended December 31, 2023. This increase was primarily due to costs of $1,124 related to financing arrangements executed in the period, partially offset by an increase in accretion of discounts on marketable securities, net of $220.

(Benefit) Provision for Income Tax

(Benefit) provision for income tax decreased to a benefit of $2 for the year ended December 31, 2024, from a provision of $57 for the year ended December 31, 2023. This change is due to changes in pretax income (loss) in the U.S. and certain foreign entities and changes in tax rates.

Net Loss

Net loss decreased by $51,666, or 59%, to $35,460 for the year ended December 31, 2024, from $87,126 for the year ended December 31, 2023. This decrease was primarily due to decreases in operating expenses following restructuring and cost reduction efforts in connection with our revised strategic plan as announced during 2023 and decreases in cost of revenues as we completed our obligations related to a Tier 1 automotive supplier contract in the fourth quarter of 2023.

Liquidity and Capital Resources

Sources of Liquidity

Our capital requirements will depend on many factors, including, but not exclusively, sales volume and timing of revenue, our efforts to establish and maintain relationship with one or more Tier 1 automotive suppliers and the timing of an OEM design win, our ability to extend our cash runway based on the restructuring initiatives announced in the previous year, the timing and extent of spending to support R&D efforts, how quickly we can commercialize our products, and market adoption of new and enhanced products and features. As of December 31, 2024, our cash, cash equivalents, and marketable securities totaled $22,278. For the years ended December 31, 2024 and 2023, we had a net loss of $35,460 and $87,126, respectively. We anticipate that we will continue to incur losses for at least the next several years.

To date, our principal sources of liquidity have been proceeds received from the issuance of equity. In December 2021, we entered into a Purchase Agreement, with Tumim Stone Capital LLC, or Tumim Stone, pursuant to which we had the right, but not the obligation, to issue and sell to Tumim Stone over a 36-month period up to $125,000 of our common stock. On May 6, 2022, we filed a Registration Statement on Form S-1, which related to the offer and resale of up to 1,028,847 shares of our common stock to be purchased by Tumim Stone, pursuant to the Purchase Agreement. On July 24, 2024, this Purchase Agreement was terminated in conjunction with us entering into a Common Stock Purchase Agreement, or CSPA, with New Circle. In total, 996,866 shares were issued under the Tumim Stone CSPA.

In September 2022, we entered into a Securities Purchase Agreement with an investor allowing for the sale and issuance of up to two convertible notes, each with cash proceeds of $10,000, for a total of $20,000 in proceeds between the two issuances (each, a "Note Closing"). On September 15, 2022, we closed the first Note Closing with the investor and received cash proceeds of $9,850 (net of fees paid to the investor). On March 15, 2024, our right to effect a Second Closing under the Securities Purchase Agreement terminated.

On September 26, 2023, the U.S. Securities and Exchange Commission declared our registration statement on Form S-3 to be effective which allows us to raise up to $200,000 in capital over the next three years subject to baby shelf limitations.

On May 10, 2024, we entered into a Securities Purchase Agreement with Dowslake, pursuant to which Dowslake agreed to purchase 330,823 shares of common stock for a purchase price of $854, which represents a per share purchase price of $2.58, and an unsecured convertible promissory note with a principal amount of $146 for an aggregate purchase price of $1,000.

On May 29, 2024, we entered into a Securities Purchase Agreement with certain institutional investors pursuant to which we agreed to issue and sell, in a registered direct offering using our shelf registration statement on Form S-3, an aggregate of 727,706 shares of common stock at a per share purchase price of $3.448 for gross proceeds of $2,509, before deducting estimated offering expenses payable by us.

On July 25, 2024, we entered into a CSPA with New Circle, pursuant to which we agreed to issue and sell up to $50,000 of common stock, at our discretion from time to time, subject to the satisfaction of the conditions in the CSPA.

On September 12, 2024, we entered into an At Market Issuance Sales Agreement, or ATM Agreement, with A.G.P., pursuant to which we agreed to issue and sell up to $2,600 of common stock, at our discretion from time to time through an "at-the-market" equity offering, subject to the satisfaction of the conditions in the ATM Agreement. In December 2024 and January 2025, we increased the amount of our common stock that we may issue and sell through AGP, having a new aggregate value offering of up to $5,230 and $15,293 respectively.

On January 2, 2025, we entered into a Securities Purchase Agreement to finance an aggregate principal amount of up to $3,240 with a certain institutional investor and issued a note and warrant to purchase up to 805,263 shares of our common stock.

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

We are dependent upon raising additional capital to provide the cash necessary to continue our ongoing operations and execute against our strategic objectives. We believe that our potential liquidity will enable us to fund our operating expenses, working capital, and capital expenditure requirements for a period of at least twelve months from the date of this Annual Report on Form 10-K.  If our cash needs are greater than we anticipate, we may be required to reduce our operating expenses further or raise additional capital sooner. Given the current macroeconomic environment, OEMs appear to be more cautious about their capital spending and investments into new technologies and as a result we have seen the timelines for certain opportunities delayed which may negatively impact the time for us to reach positive cash flows from operations. Our plans for the use of cash in the long-term (beyond twelve months from this Annual Report) are primarily related to funding operating expenses to support the commercialization of our products. For additional information regarding our cash requirements from lease obligations, lease termination liability, and contractual obligations, see Notes 6 and 21 in the Notes to the Consolidated Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K.

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

Cash Flow Summary

	Year ended December 31,
	2024	2023
	(in thousands)
Net cash provided by (used in):
Operating activities	$(26,620)	$(50,725)
Investing activities	$7,744	$55,351
Financing activities	$10,060	$(6,758)

Operating Activities

For the year ended December 31, 2024, net cash used in operating activities was $26,620. Factors affecting our operating cash flows during this period were a net loss of $35,460, amortization of premiums and accretion of discounts on marketable securities, net of change in accrued interest of $611, and gain on termination of operating lease, net, of $491, offset by stock-based compensation of $9,047, common stock purchase agreement costs of $1,124, noncash lease expense of $956, and depreciation and amortization of $129. Within operating activities, the net changes in operating assets and liabilities were cash used of $1,498, primarily driven by decreases in accrued expenses and other liabilities, operating lease liabilities and other noncurrent liabilities of $2,389, $955 and $345, respectively. Cash used was offset by cash provided by decreases in prepaid and other current assets, inventories, and other noncurrent assets of $1,490, $245 and $215, respectively, and an increase in accounts payable of $156.

For the year ended December 31, 2023, net cash used in operating activities was $50,725. Factors affecting our operating cash flows during this period were net loss of $87,126, offset by stock-based compensation of $18,071, impairment of long-lived assets of $9,988, inventory write-downs of $7,712, depreciation and amortization of $1,547, noncash lease expense of $1,406, loss on advances to suppliers of $1,385, and change in fair value of convertible note and warrant liabilities of $858. Within operating activities, the net changes in operating assets and liabilities were cash used of $4,460, primarily driven by increases in inventories of $2,459, and decreases in accrued expenses and other current liabilities, and operating lease liabilities of $3,135 and $1,528, respectively. Cash used was offset by cash provided by decreases in prepaid and other current assets, accounts receivable, and other noncurrent assets of $2,279, $451, and $284, respectively, and an increase in accounts payable of $252.

Investing Activities

For the year ended December 31, 2024, net cash provided by investing activities was $7,744. The primary factors affecting net cash provided by investing activities during this period were proceeds from redemptions and maturities of marketable securities of $32,426, partially offset by the purchases of marketable securities of $24,241 and purchases of property and equipment of $486.

For the year ended December 31, 2023, net cash provided by investing activities was $55,351. The primary factors affecting net cash provided by investing activities during this period were proceeds from redemptions and maturities of marketable securities of $76,350, partially offset by the purchases of marketable securities of $19,331 and purchases of property and equipment of $1,951.

Financing Activities

For the year ended December 31, 2024, net cash provided by financing activities was $10,060. The primary factors affecting our financing cash flows during this period were proceeds from common stock purchase agreements of $11,080, partially offset by stock issuance costs related to common stock purchase agreements of $1,232.

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

Interest Rate Risk

As of December 31, 2024, we had cash, cash equivalents, and marketable securities of $22,278, which consisted primarily of deposits in our bank accounts, money market funds, and marketable securities. Such interest-earning instruments carry a degree of interest rate risk. Our investment policy is focused on the preservation of capital and supporting our liquidity needs. We invest in highly rated securities, while limiting the amount of credit exposure to any one issuer other than the U.S. government. A hypothetical 10% change in interest rates would not have a material impact on our financial condition or results of operations due to the short-term nature of our cash, cash equivalents and marketable securities.

Credit Risk

Our concentration of credit risk is determined by evaluating each customer and each vendor that accounts for more than 10% of our accounts receivable and accounts payable, respectively. As of December 31, 2024, there were three customers each accounting for 10% or more of our accounts receivable and one vendor accounting for 10% or more of our accounts payable.

We perform credit evaluations as needed and generally do not require collateral for our customers. We analyze accounts receivable, historical percentages of uncollectible accounts, and changes in payment history when evaluating the adequacy of the allowance for doubtful accounts for potential credit losses on customers’ accounts. For the years ended December 31, 2024 and 2023, we wrote off $70 and $0, respectively, and recorded a $35 and $35 provision for expected credit losses, respectively.

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

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of AEye, Inc. and subsidiaries (the "Company") as of December 31, 2024, the related consolidated statement of operations and comprehensive loss, stockholders’ equity (deficit), and cash flows for the year then ended, and the related notes to the consolidated financial statements. In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and the results of its operations and its cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ KPMG LLP

We have served as the Company’s auditor since 2024.

Santa Clara, California

February 24, 2025

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and Board of Directors of AEye, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of AEye, Inc. and subsidiaries (the "Company") as of December 31, 2023, and 2022, the related consolidated statements of operations and comprehensive loss, stockholders' equity (deficit), and cash flows for each of the two years in the period ended December 31, 2023, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023, and 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Change in Accounting Principle

As discussed in Note 16 to the financial statements, the accompanying 2023 and 2022 financial statements have been retrospectively adjusted for the adoption of Accounting Standards Update 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures.

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

/s/ DELOITTE & TOUCHE LLP

San Francisco, California

March 26, 2024 (February 24, 2025 as to Note 16)

We began serving as the Company’s auditor in 2018. In 2024 we became the predecessor auditor.

AEYE, INC. CONSOLIDATED BALANCE SHEETS (In thousands, except share and par value)

	As of December 31,
	2024	2023
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$10,266	$16,932
Marketable securities	12,012	19,591
Accounts receivable, net	11	131
Inventories, net	176	583
Prepaid and other current assets	2,706	2,517
Total current assets	25,171	39,754
Right-of-use assets	652	11,226
Property and equipment, net	605	281
Restricted cash	—	2,150
Other noncurrent assets	692	906
Total assets	$27,120	$54,317

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$3,598	$3,442
Accrued expenses and other current liabilities	7,709	6,585
Total current liabilities	11,307	10,027
Operating lease liabilities, noncurrent	479	14,858
Convertible notes	146	—
Other noncurrent liabilities	64	409
Total liabilities	11,996	25,294
COMMITMENTS AND CONTINGENCIES (Note 20)
STOCKHOLDERS’ EQUITY:
Preferred stock—$0.0001 par value: 1,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock—$0.0001 par value: 600,000,000 shares authorized; 13,734,160 and 6,310,090 shares issued and outstanding at December 31, 2024 and 2023	1	1
Additional paid-in capital	388,213	366,647
Accumulated other comprehensive income	5	10
Accumulated deficit	(373,095)	(337,635)
Total stockholders’ equity	15,124	29,023
Total liabilities and stockholders’ equity	$27,120	$54,317

The accompanying notes are an integral part of these consolidated financial statements.

AEYE, INC. CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (In thousands, except share and per share data)

	Year Ended December 31,
	2024	2023
REVENUE:
Prototype sales	$97	$477
Development contracts	105	987
Total revenue	202	1,464
Cost of revenue	778	15,319
Gross loss	(576)	(13,855)
OPERATING EXPENSES:
Research and development	16,389	26,171
Sales and marketing	551	12,528
General and administrative	18,312	25,234
Impairment of long-lived assets	—	9,988
Total operating expenses	35,252	73,921
LOSS FROM OPERATIONS	(35,828)	(87,776)
OTHER INCOME (EXPENSE):
Change in fair value of convertible note and warrant liabilities	—	(858)
Interest income and other	799	1,317
Interest expense and other	(433)	248
Total other income (expense), net	366	707
Loss before income tax	(35,462)	(87,069)
(Benefit) provision for income tax	(2)	57
Net loss	$(35,460)	$(87,126)
Change in net unrealized (loss) gain on available-for-sale securities, net of tax	(5)	1,264
Change in fair value due to instrument-specific credit risk, net of tax	—	(21)
Net losses reclassified into income during the period, net of tax	—	46
Comprehensive loss	$(35,465)	$(85,837)

PER SHARE DATA
Net loss per common share (basic and diluted)	$(4.89)	$(14.95)
Weighted average common shares outstanding (basic and diluted)	7,253,683	5,827,721

The accompanying notes are an integral part of these consolidated financial statements.

AEYE, INC. CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) (In thousands, except share data)

						Accumulated
					Additional	Other		Total
					Paid-in	Comprehensive	Accumulated	Stockholders’
	Preferred Stock		Common Stock		Capital	Income (Loss)	Deficit	Equity
	Shares	Amount	Shares	Amount
BALANCE—December 31, 2023	—	$—	6,310,090	$1	$366,647	$10	$(337,635)	$29,023
Stock-based compensation	—	—	—	—	9,047	—	—	9,047
Issuance of common stock upon exercise of stock options	—	—	44,255	—	134	—	—	134
Issuance of common stock upon vesting of restricted stock units	—	—	558,223	—	—	—	—	—
Taxes related to net share settlement of equity awards	—	—	(137,803)	—	(161)	—	—	(161)
Issuance of common stock under the Common Stock Purchase Agreements	—	—	6,852,059	—	13,041	—	—	13,041
Stock issuance costs related to the Common Stock Purchase Agreements	—	—	—	—	(588)	—	—	(588)
Issuance of common stock through the Employee Stock Purchase Plan	—	—	107,336	—	93	—	—	93
Other comprehensive loss, net of tax	—	—	—	—	—	(5)	—	(5)
Net loss	—	—	—	—	—	—	(35,460)	(35,460)
BALANCE—December 31, 2024	—	$—	13,734,160	$1	$388,213	$5	$(373,095)	$15,124

						Accumulated
					Additional	Other		Total
					Paid-in	Comprehensive	Accumulated	Stockholders’
	Preferred Stock		Common Stock		Capital	Income (Loss)	Deficit	Equity
	Shares	Amount	Shares	Amount
BALANCE—December 31, 2022	—	$—	5,436,637	$1	$345,757	$(1,279)	$(250,509)	$93,970
Stock-based compensation	—	—	—	—	18,071	—	—	18,071
Issuance of common stock upon exercise of stock options	—	—	81,814	—	455	—	—	455
Issuance of common stock upon vesting of restricted stock units	—	—	330,661	—	—	—	—	—
Taxes related to net share settlement of equity awards	—	—	(125,825)	—	(1,441)	—	—	(1,441)
Issuance of common stock under the Common Stock Purchase Agreement	—	—	19,500	—	136	—	—	136
Stock issuance costs related to the Common Stock Purchase Agreement	—	—	—	—	(3)	—	—	(3)
Issuance of common stock through the Employee Stock Purchase Plan	—	—	64,773	—	334	—	—	334
Conversions of convertible note into common stock	—	—	502,530	—	3,338	—	—	3,338
Other comprehensive income, net of tax	—	—	—	—	—	1,289	—	1,289
Net loss	—	—	—	—	—	—	(87,126)	(87,126)
BALANCE—December 31, 2023	—	$—	6,310,090	$1	$366,647	$10	$(337,635)	$29,023

The accompanying notes are an integral part of these consolidated financial statements.

AEYE, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands)

	Year Ended December 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(35,460)	$(87,126)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	129	1,547
(Gain) loss on sale of property and equipment, net	(12)	59
Noncash lease expense relating to operating lease right-of-use assets	956	1,406
Gain on termination of operating lease, net	(491)	(35)
Impairment of long-lived assets	—	9,988
Common stock purchase agreement costs	1,124	—
Inventory write-downs, net of scrapped inventory	161	7,712
Loss on advances to suppliers	—	1,385
Change in fair value of convertible note and warrant liabilities	—	858
Realized loss on instrument-specific credit risk	—	46
Stock-based compensation	9,047	18,071
Amortization of premiums and accretion of discounts on marketable securities, net of change in accrued interest	(611)	(211)
Expected credit losses, net of write-off	35	35
Changes in operating assets and liabilities:
Accounts receivable, net	85	451
Inventories, current and noncurrent, net	245	(2,459)
Prepaid and other current assets	1,490	2,279
Other noncurrent assets	215	284
Accounts payable	156	252
Accrued expenses and other current liabilities	(2,389)	(3,135)
Operating lease liabilities	(955)	(1,528)
Contract liabilities	—	(987)
Other noncurrent liabilities	(345)	383
Net cash used in operating activities	(26,620)	(50,725)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(486)	(1,951)
Proceeds from sale of property and equipment	45	283
Proceeds from redemptions and maturities of marketable securities	32,426	76,350
Purchases of marketable securities	(24,241)	(19,331)
Net cash provided by investing activities	7,744	55,351
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	134	455
Proceeds from the issuance of convertible notes	146	—
Payments for convertible note redemptions	—	(6,235)
Taxes paid related to the net share settlement of equity awards	(161)	(1,445)
Proceeds from issuance of common stock under the Common Stock Purchase Agreements	11,080	136
Stock issuance costs related to the Common Stock Purchase Agreements	(1,232)	(3)
Proceeds from issuance of common stock through the Employee Stock Purchase Plan	93	334
Net cash provided by (used in) financing activities	10,060	(6,758)
NET DECREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(8,816)	(2,132)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH—Beginning of period	19,082	21,214
CASH, CASH EQUIVALENTS AND RESTRICTED CASH—End of period	$10,266	$19,082
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$-	$115
Cash (refunded) paid for income taxes, net	(2)	16
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Operating lease liabilities extinguished upon termination of lease	16,325	335
Operating lease right-of-use asset derecognized upon termination of lease	10,371	—
Operating lease right-of-use assets obtained in exchange for lease obligation	753	—
Conversion of convertible notes and accrued interest into Class A common stock	—	3,338
Stock issuance costs included in accounts payable and accrued liabilities	198	—
Stock issuance costs through issuance of common stock	282	—
Proceeds from issuance of common stock in prepaid and other current assets	1,679	—

The accompanying notes are an integral part of these consolidated financial statements.

AEYE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data or otherwise stated)

1.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

AEye, Inc. and its wholly owned subsidiaries (the “Company” or “AEye”)  is a provider of high-performance, active lidar systems for vehicle autonomy, advanced driver-assistance systems, or ADAS, and robotic vision applications. AEye's 4Sight™ Intelligent Sensing Platform includes a solid-state software definable active lidar sensor, an adaptive sensing SmartScan architecture to scan dynamic scenes/targets, and a sophisticated signal processing capability that provides precise measurements and imaging for various safety-critical applications. The 4Sight™ Intelligent Sensing platform captures more information with less data, facilitating faster, more accurate, and more reliable perception of the environment.

AEye, formerly known as CF Finance Acquisition Corp. III, (“CF III”), was originally incorporated in Delaware on March 15, 2016 under the name CF SPAC Re Inc. On February 17, 2021, AEye Technologies, Inc., then known as AEye, Inc., entered into an Agreement and Plan of Merger with CF III. Based on CF III’s business activities, it was a “shell company” as defined under the Securities Exchange Act of 1934, as amended. On August 16, 2021, the business combination contemplated by the Agreement and Plan of Merger was closed and CF III changed its name to AEye, Inc.

The Company’s common stock and public warrants are listed on the Nasdaq Stock Market LLC (“Nasdaq”) under the symbols “LIDR” and “LIDRW”, respectively. Unless otherwise specified, “we,” “us,” “our,” “AEye,” and the “Company” refers to AEye, Inc. and its wholly owned subsidiaries.

Principle of Consolidation and Liquidity

The accompanying consolidated financial statements include the accounts of AEye, Inc. and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

The Company has funded its operations primarily through the business combination and issuances of stock. As of December 31, 2024, the Company’s existing sources of liquidity included cash, cash equivalents and marketable securities of $22,278.

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

As is common in early-stage companies with limited operating histories, the Company is subject to risks and uncertainties such as its ability to develop and commercialize its products; produce and deliver lidar and software products meeting acceptable performance metrics; attract new and retain existing customers; develop, obtain, or progress strategic partnerships; secure an automotive OEM design win; secure additional capital to support the business plan; and other risks and uncertainties related to liquidity.

Since its inception, the Company has incurred net losses and negative cash flows from operations. As of December 31, 2024, the Company had an accumulated deficit of $373,095. For the years ended December 31, 2024 and 2023, the Company incurred a net loss of $35,460 and $87,126, respectively, and the Company had net cash outflows from operating activities of $26,620 and $50,725, respectively. As of December 31, 2024, the Company had $22,278 of cash, cash equivalents, and marketable securities. As the Company is still in its early stages, it is expected to incur additional operating losses and negative cash flows as it continues to focus on achieving commercialization of its lidar solutions. It remains critical for the Company to preserve cash and manage spending to extend its liquidity.

[

The Company is dependent upon raising additional capital to provide the cash necessary to continue its ongoing operations and execute against its strategic objectives. During the twelve months ended December 31, 2024, the Company issued shares through stock purchase agreements and a convertible note totaling $12,905. Subsequent to year-end, the Company raised an additional $11,055 in gross proceeds through financing activities (see Note 23, Subsequent Events.) However, successfully raising capital is outside of management's control and there can be no assurance that the Company will be able to obtain additional financing on terms acceptable to the Company, on a timely basis, or at all. Based on cash, cash equivalents and marketable securities at December 31, 2024, together with the net proceeds from financing activities subsequent to year-end, cash, available cash equivalents and marketable securities is sufficient to fund the Company’s operations for at least the next 12 months from the filing date of these consolidated financial statements.  At some point after that time, the Company anticipates it will require additional financing to fund its future operations.

Based upon the results of Management’s assessment, which has been performed as of  February 24, 2025, these consolidated financial statements have been prepared on a going concern basis.

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

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant items subject to such estimates and assumptions include lease termination liability, write-downs of inventory to the lower of cost or net realizable value, investments, embedded derivative and warrant liabilities, stock-based compensation, impairment of long-lived assets, and fair value of the 2022 convertible note.

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

Restricted Cash

Restricted cash of $2,150 as of December 31, 2023, consisted of funds that were contractually restricted as to usage or withdrawal due to a contractual agreement. The Company had a letter of credit to the amount of $2,150 with Citibank N.A. as of December 31, 2023 as security for the payment of rent on its headquarters. In August 2024, the former landlord drew down on the letter of credit and the restricted cash was used to offset the letter of credit draw (see further discussion in Note 6).  The Company had no restricted cash as of December 31, 2024.

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

The Company’s accounts receivable are derived from customers located in the U.S. and Europe. The Company mitigates its credit risks by performing ongoing credit evaluations of its customers’ financial conditions. The Company generally does not require collateral.

The Company’s concentration of risk related to accounts receivable and accounts payable was determined by evaluating the number of customers and vendors accounting for 10% or more of accounts receivable (“AR”) and accounts payable (“AP”). As of December 31, 2024, the Company had three customers, each accounting for 10% or more of AR and one vendor accounting for 10% or more of AP. As of December 31, 2023, the Company had four customers, each accounting for 10% or more of AR and one vendor accounting for 10% or more of AP.

For the years ended December 31, 2024 and 2023, revenue from the Company’s major customers representing 10% or more of total revenue was as follows:

	Year ended December 31,
	2024	2023
Customer A	50%	*
Customer B	32%	*
Customer C	*	70%

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

If necessary, accounts receivable are reduced by a provision for expected credit losses, which is the Company’s best estimate of the amount of credit losses inherent in its existing accounts receivable. The Company reviews the provision quarterly based on historical experience with each customer and the specifics of each arrangement. During the years ended December 31, 2024 and 2023, the Company had write-offs of $70 and $0, respectively. As of  December 31, 2023, the Company recorded a $35 provision for expected credit losses. There is no provision for credit losses as of December 31, 2024.

Inventories, net

Inventories consist of raw materials, work in progress, and finished goods. Inventories are stated at the lower of cost and net realizable value and costs are computed under the standard cost method. Inventories that are not expected to be consumed in the next 12 months are classified within Other noncurrent assets. Prototype inventory cost consists of the associated raw material, direct labor, indirect labor and other overhead costs. The Company evaluates the need for inventory write-downs associated with obsolete, slow moving, and non-sellable inventory by reviewing estimated net realizable values on a periodic basis and records a provision for excess and obsolete inventory to adjust the carrying value of inventory as needed. The Company's current and noncurrent inventory held as of December 31, 2024 and 2023 was written down by $4,659 and $5,062, respectively, in order to record inventory at its estimated net realizable value.

Property and Equipment, net

Property and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which range from 2 to 7 years. Leasehold improvements are amortized over the shorter of the lease term or expected useful life of the improvements. Construction in progress is the construction or development of property and equipment that have not yet been placed in service. Maintenance and repairs are charged to expense as incurred, and improvements are capitalized. When assets are retired or otherwise disposed of, the cost and accumulated depreciation and amortization are removed from the consolidated balance sheet and any resulting gain or loss is reflected in the consolidated statements of operations and comprehensive loss in the period realized.

Impairment of Long-Lived Assets

The Company evaluates its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If the test for recoverability identifies a possible impairment, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. The fair value is calculated based on estimated salvage value, estimated orderly liquidation value, or a value-in-use approach depending on the asset's highest and best use. When an impairment loss is recognized for assets to be held and used, the adjusted carrying amount of the long-lived asset becomes its new cost basis which is depreciated over the asset's remaining useful life. The Company recorded $9,988 of non-cash impairment charges in the consolidated statements of operations and comprehensive loss for the year ended December 31, 2023. No impairment charges were recorded for the year ended December 31, 2024.

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

Leases

The Company determines if an arrangement is or contains a lease at inception. The Company evaluates the classification of leases at commencement, and, as necessary, at modification. Operating leases, consisting of office leases, are included in Right-of-use ("ROU") assets, Accrued expenses and other current liabilities, and Operating lease liabilities, noncurrent, on the Company's consolidated balance sheets. The Company did not have any finance leases as of December 31, 2024. ROU assets represent the Company's right to an underlying asset for the lease term, and lease liabilities represent the Company's obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. The operating lease ROU asset also includes any lease payments made prior to lease commencement and initial direct costs and excludes lease incentives. Variable lease payments not dependent on an index or a rate are expensed as incurred and are not included within the ROU asset and lease liability calculation. Variable lease payments primarily include reimbursements of costs incurred by lessors for common area maintenance and utilities. As most of the Company's leases do not include an implicit rate, the Company uses the incremental borrowing rate based on the estimated rate of interest for collateralized borrowing over a similar term of the lease payments at commencement date in determining the present value of future payments. The incremental borrowing rate is a hypothetical rate based on the Company's understanding of what its credit rating would be for a secured borrowing when the lease was executed. The Company's lease term includes the noncancelable period, any rent-free periods provided by the lessor, and options to extend or terminate the lease when it is reasonably certain that it will exercise that option. At lease inception, and in subsequent periods as necessary, the Company estimates the lease term based on its assessment of extension and termination options that are reasonably certain to be exercised. Operating lease expense for lease payments is recognized on a straight-line basis over the lease term and is included in operating expenses on the consolidated statements of operations and comprehensive loss. The Company elected to exclude from its balance sheets recognition of leases having a term of 12 months or less (short-term leases) and elected to not separate lease components and non-lease components for its long-term real estate leases.

Convertible Notes

The Company adopted Accounting Standards Update (“ASU”) 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”). The Company has elected to apply the fair value measurement option to the 2022 convertible note on the date that the Company first recognized the convertible note on September 15, 2022. The Company acknowledges that its election to apply the fair value option is irrevocable. As of December 31, 2024, the 2022 convertible note has no outstanding principal balance as all outstanding principal and accrued interest has been fully settled. Changes in fair value were recorded in the consolidated statements of operations and changes in fair value related to credit risk are recorded in other comprehensive loss. The Company reported interest expense, including accrued interest, related to this convertible debt under the fair value option, within the change in fair value of convertible notes in the consolidated statement of operations.

Revenue Recognition

The Company generates revenues from the sale of prototypes and from development arrangements with automakers and suppliers to automakers. Under FASB ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”), the Company accounts for such arrangements as contracts with customers and accordingly recognizes revenue by applying the following steps:

•	Identification of the contract, or contracts, with a customer
•	Identification of the performance obligations in the contract
•	Determination of the transaction price
•	Allocation of the transaction price to the performance obligations in the contract
•	Recognition of revenue when, or as, the Company satisfies a performance obligation

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

See Note 17, Revenue, for additional information related to the application of ASC 606 to the Company’s primary revenue streams.

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

The Company provides standard product warranties for a term of typically 30 days to one year to ensure that its products comply with agreed-upon specifications. Standard warranties are considered to be assurance type warranties and are not accounted for as separate performance obligations. Estimated future warranty costs are accrued and charged to cost of sales in the period that the related revenue is recognized. These estimates are based on historical warranty experience and any known or expected changes in warranty exposure, such as trends of product reliability and costs of repairing and replacing defective products. The Company assesses the adequacy of its recorded warranty liabilities on a quarterly basis and adjusts the amounts as necessary. Warranty costs are included within accrued expenses and other liabilities on the consolidated balance sheets. Refer to Note 9 for further information on warranty reserve amounts.

Other Policies, Judgments and Practical Expedients

Contract assets and liabilities. Contract assets primarily represent revenues recognized for performance obligations that have been satisfied but for which amounts have not been billed. Contract liabilities relate to deferred revenue. Deferred revenue consists of amounts that have been invoiced and/or cash received but for which revenue has not been earned. This generally includes unrecognized revenue balances for development arrangements. Deferred revenue that will be realized during the succeeding 12-month period is recorded within current liabilities and the remaining deferred revenue is recorded as noncurrent liabilities. The Company did not have any contract assets or contract liabilities as of December 31, 2024.

Right of return. The Company’s general terms and conditions for its contracts do not contain a right of return that allows the customer to return products and receive a credit. Therefore, the Company does not estimate returns and generally recognizes revenue at contract price upon product shipment or delivery.

Significant financing component. In certain arrangements, the Company receives payment from a customer either before or after the performance obligation has been satisfied. The expected timing difference between the payment and satisfaction of performance obligations for all of the Company’s contracts is one year or less; therefore, the Company applies a practical expedient and does not consider the effects of the time value of money on transaction price. The Company’s contracts with customer prepayment terms do not include a significant financing component because the primary purpose is not to receive financing from the customers. The Company did not have any outstanding receivables with financing components as of December 31, 2024.

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

Judgments and estimates. Accounting for contracts recognized over time under ASC 606 involves the use of various techniques to estimate total contract revenue and costs. Due to uncertainties inherent in the estimation process, it is possible that estimates of costs to complete a contract will be revised in the near term. The Company reviews and updates its contract-related estimates quarterly, and records adjustments as needed. For those performance obligations for which revenue is recognized using a cost-to-cost input method, changes in total estimated costs, and related progress towards complete satisfaction of the performance obligation, are recognized in the period in which the revisions to the estimates are made.

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

The Company recognizes interest and penalties related to unrecognized tax benefits in the provision for income tax expense in the accompanying consolidated statements of operations and comprehensive loss. Accrued interest and penalties are included in accrued expenses and other current liabilities in the consolidated balance sheets. As of and for the year ended December 31, 2024 and 2023, there were no interest or penalties recorded.

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

Recent Accounting Pronouncements

In December 2023, the Financial Accounting Standards Board (“FASB”), issued Accounting Standards Update ("ASU") 2023-09, Income Taxes (Topic 740) - Improvements to Income Tax Disclosures to increase the transparency and usefulness of income tax information through improvements to the income tax disclosures primarily related to the rate reconciliation and income taxes paid information. The guidance is effective for fiscal years beginning after December 15, 2024. The Company is currently in the process of evaluating the effects of the new guidance.

In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses, which requires annual and interim disclosure of disaggregated disclosures of certain costs and expenses on the income statement. The standard is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, .2027, with early adoption permitted. Amendments are applied on a prospective basis with retrospective application permitted. The Company is currently evaluating the impact of this guidance.

Recently Adopted Accounting Pronouncements

The Company adopted ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, in the fourth quarter of 2024. The amendments in this update require public entities to disclose, on an annual and interim basis, significant segment expenses that are regularly provided to the chief operating decision maker (the “CODM”) and which are included within each reported measure of segment profit or loss as well as disclosure of other segment items and a description of their composition. The amendments also require public entities to disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. The adoption of this guidance resulted in incremental disclosures in the Company’s consolidated financial statements.

.

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

The Company’s financial assets and liabilities measured at fair value on a recurring basis and the level of inputs used for such measurements were as follows (in thousands):

	Fair Value Measured as of December 31, 2024 Using:
				Cash and
	Adjusted	Unrealized	Fair	Cash	Marketable
	Cost	gains	Value	Equivalent	Securities
Assets
Level 1
Money market funds	$5,823	$—	$5,823	$5,823	$—
Level 2
Corporate bonds	9,660	4	9,664	—	9,664
Commercial paper	945	—	945	—	945
U.S. Government securities	1,402	1	1,403	—	1,403
Total financial assets	$17,830	$5	$17,835	$5,823	$12,012
Liabilities
Level 2
Private placement warrant liability	$—	$—	$—	$—	$—
Level 3
Derivative warrant liability	—	—	26	—	—
Total financial liabilities	$—	$—	$26	$—	$—

	Fair Value Measured as of December 31, 2023 Using:
				Cash and
	Adjusted	Unrealized	Fair	Cash	Marketable
	Cost	gains	Value	Equivalent	Securities
Assets
Level 1
Money market funds	$16,377	$—	$16,377	$16,377	$—
Level 2
Corporate bonds	2,880	1	2,881	—	2,881
Commercial paper	8,809	5	8,814	—	8,814
U.S. Government securities	7,892	4	7,896	—	7,896
Total financial assets	$35,958	$10	$35,968	$16,377	$19,591
Liabilities
Level 2
Private placement warrant liability	$—	$—	$—	$—	$—
Level 3
Derivative warrant liability	—	—	26	—	—
Total financial liabilities	$—	$—	$26	$—	$—

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

The Company measures certain nonfinancial assets at fair value on a nonrecurring basis, primarily property and equipment and ROU assets, whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. The fair value of the Company's property and equipment was based upon estimated salvage value or estimated orderly liquidation value, depending on the asset's highest and best use. As the fair value of property and equipment was estimated using primarily unobservable inputs, these are considered Level 3 fair value measurements. The fair value of the Company’s headquarters ROU asset and associated leasehold improvements were based on a value-in-use approach utilizing market rent comparable information, and is considered a Level 2 fair value measurement. For more information regarding impairment charges, see Notes 1, 6, 7, and 18.

For the years ended December 31, 2024 and 2023, there were no transfers between Level 1 and Level 2 inputs.

3.	CASH, CASH EQUIVALENTS, AND RESTRICTED CASH

Cash, cash equivalents, and restricted cash as of December 31, 2024 and 2023 were as follows (in thousands):

	As of December 31,
	2024	2023
Cash and cash equivalents	$10,266	$16,932
Restricted cash	—	2,150
Total cash, cash equivalents, and restricted cash	$10,266	$19,082

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

4.	INVENTORIES

Inventory, net of write-downs, as of December 31, 2024 and 2023 were as follows (in thousands):

	As of December 31,
	2024	2023
Raw materials	$158	$405
Work in-process	—	159
Finished goods	18	19
Total inventory, net	$176	$583

The Company also had $209 and $208 of noncurrent inventory (raw materials), net of write-downs, classified within other noncurrent assets on the consolidated balance sheet as of December 31, 2024 and December 31, 2023, respectively.

5.	PREPAID AND OTHER CURRENT ASSETS

Prepaid and other current assets as of December 31, 2024 and 2023 were as follows (in thousands):

	As of December 31,
	2024	2023
Prepaid expenses	$966	$2,386
Advances to suppliers	—	79
Receivable for issuance of common stock	1,679	—
Other	61	52
Total prepaid and other current assets	$2,706	$2,517

The Company's advances to suppliers as of December 31, 2024 and 2023 were written down by $1,041 and $1,385, respectively, associated with the winding down of its legacy Non-Automotive product as part of its revised strategic plan in 2023. See Note 18, Restructuring, for further details.

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

On November 14, 2023, the Company assigned an operating lease resulting in the Company being relieved of its primary obligation under this lease. As a result of the lease assignment, a new tenant assumed the primary obligation under the lease, with the Company becoming secondarily liable. If the new tenant should fail to perform under the lease, the Company could be liable to fulfill any remaining lease obligations. The lease had a remaining term of 2.7 years as of December 31, 2024 with the Company serving as guarantor for the remaining term. The resulting maximum exposure includes $265 of undiscounted future minimum lease payments plus potential additional payments to satisfy maintenance, taxes, and insurance requirements for the remainder of the lease term.

In August 2024, one of the Company's existing leases, originally set to expire on November 30, 2026, was terminated early. In conjunction with the early termination, the Company recorded a net gain of $491 on termination of the operating lease during the year ended December 31, 2024. The net gain included a gain of $5,954, comprised of a $16,325 net liability reduction, partially offset by a $10,371 decrease in its remaining right of use asset.  Additionally, in accordance with terms in the lease agreement and based on certain assumptions, the Company recorded a lease termination loss of $5,463, representing estimated unpaid rent for the remaining term. The net gain was recorded in general and administrative expenses in the condensed consolidated statement of operations and comprehensive loss. The lease termination liability was reduced by the draw-down of the $2,150 letter of credit by the landlord in August 2024; the remaining lease termination liability of $3,313 is recorded in accrued expenses and other current liabilities in the consolidated balance sheets. See Note 18, Restructuring, and Note 21, Commitments and Contingencies, for further discussion.

The Company recorded a gain of $35 on early lease termination for one of its leases, originally set to expire in August 2027, within interest income and other on the consolidated statements of operations during the twelve months ended December 31, 2023.

During the year ended December 31, 2023, the Company recorded an impairment charge on right-of-use assets of $2,570, included within impairment of long-lived assets within the Company's consolidated statements of operations. See Note 18, Restructuring.  No impairment charges were recorded for the year ended December 31, 2024.

The components of operating lease expenses, excluding the gain on lease termination, for the years ended December 31, 2024 and 2023 were as follows (in thousands):

	Year ended December 31,
	2024	2023
Operating lease cost	$1,498	$2,379
Variable lease cost	204	340
Total operating lease cost	$1,702	$2,719

Supplemental cash flow information for the years ended December 31, 2024 and 2023 were as follows (in thousands):

	Year ended December 31,
	2024	2023
Cash paid for operating leases included in operating cash flows	$(1,497)	$(2,500)

Supplemental balance sheet information related to operating leases as of December 31, 2024 and 2023 was as follows (in thousands):

	As of December 31,
	2024	2023
Operating lease right-of-use assets	$652	$11,226

Operating lease liabilities:
Operating lease liabilities, current	$267	$2,415
Lease termination liability	3,313	—
Operating lease liabilities, non-current	479	14,858
Total operating lease liabilities	$4,059	$17,273

	As of December 31,
	2024	2023
Weighted average remaining lease term (in years)	2.89	7.89
Weighted average discount rate	6.40%	5.32%

Maturities of lease liabilities, excluding the lease termination liability, were as follows (in thousands).

Years ending - December 31:
2025	$275
2026	283
2027	258
Total lease payments	816
Less amount to discount to present value	(70)
Present value of lease liabilities	$746

7.	PROPERTY AND EQUIPMENT, NET

Property and equipment, net as of December 31, 2024 and 2023 consists of the following (in thousands):

	As of December 31,
	2024	2023
Machinery and equipment	$171	$171
Computers, software and related equipment	25	26
Office furniture and equipment	5	24
Vehicles	56	60
Leasehold improvements	204	—
Construction in progress	246	—
Total property and equipment	707	281
Less accumulated depreciation and amortization	(102)	—
Property and equipment, net	$605	$281

During the year ended December 31, 2023, the Company recorded impairment charges on assets classified as property and equipment of $7,418, included within impairment of long-lived assets within the Company's consolidated statements of operations. No impairment charges were recorded for the year ended December 31, 2024.

Depreciation and amortization expense related to property and equipment amounted to $129 and $1,547 recognized within research and development, sales and marketing, and general and administrative expenses within the consolidated statements of operations and comprehensive loss for the years ended December 31, 2024 and 2023, respectively. The Company recorded disposals of gross property and equipment of $59 and $1,041 in the years ended December 31, 2024 and 2023, respectively. The carrying amounts of the property and equipment disposed in the years ended December 31, 2024 and 2023 were $32 and $342, respectively.

8.	OTHER NONCURRENT ASSETS

Other noncurrent assets as of December 31, 2024 and 2023 were as follows (in thousands):

	As of December 31,
	2024	2023
Noncurrent inventory	$209	$208
Long-term prepaid expenses	352	626
Security deposits	131	72
Total other noncurrent assets	$692	$906

9.	ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities as of December 31, 2024 and 2023 were as follows (in thousands):

	As of December 31,
	2024	2023
Lease termination liability	$3,313	$—
Accrued bonuses	2,875	2,053
Accrued payroll	347	540
Operating lease liabilities	267	2,415
Accrued severance	—	402
Accrued payroll taxes	159	317
Accrued other	748	858
Total accrued expenses and other current liabilities	$7,709	$6,585

10.	CONVERTIBLE NOTES

2022 Convertible Note

On September 14, 2022, the Company entered into a Securities Purchase Agreement with an investor allowing for the sale and issue of up to two convertible notes, each with a principal balance of $10,500 and gross cash proceeds of $10,000, for a total of $20,000 in proceeds between the two issuances (each, a "Note Closing"). The first Note Closing ("First Closing") occurred on September 15, 2022, and the Company entered into a Senior Unsecured Convertible Note with the investor pursuant to which the Company issued to the investor one convertible note ("2022 Note") with a principal balance of $10,500 for net cash proceeds of $9,850. As part of the First Closing, the Company also issued warrants to the investor see Note 12 for further details. The second Note Closing ("Second Closing") lapsed on  March 15, 2024, upon which the Company's right to effect a Second Closing automatically terminated.

The 2022 Note bore interest at an annual rate of 5.0%, in addition to an original issue discount of 4.76%, and had an initial a maturity date of March 15, 2024.

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

If either the relevant Installment Conversion Price or Acceleration Conversion Price, as applicable, was less than $9.00 per share, then a Conversion Floor Price Condition existed and the Company must deliver to the investor the Conversion Installment Floor Amount in cash, in addition to the required number of shares, which were valued at $9.00 regardless of the actual trading price of the Company's shares. The Conversion Installment Floor Amount was an amount in cash equal to the product obtained by multiplying (A) the higher of (i) the highest price that the common stock traded at on the Trading Day immediately preceding the relevant Share Delivery Date and (ii) the applicable Installment Conversion Price or Acceleration Conversion Price and (B) the difference obtained by subtracting (i) the number of shares of common stock delivered to the investor on the applicable Share Delivery Date with respect to such Conversion from (ii) the quotient obtained by dividing (x) the applicable Installment or Acceleration amount subject to such Conversion, by (y) the applicable Installment Conversion Price. Interest payments were also trued-up in cash when the value of the Company's shares was below $9.00 per share.

The Company elected to apply the fair value option to the measurement of the 2022 Note. As a result of adopting the fair value option, no embedded derivatives were bifurcated from the 2022 Note. The Company classified the 2022 Note as a liability at fair value and remeasured the 2022 Note to fair value at each reporting period. The fair value measurement included the assumption of accrued interest and expense and thus a separate amount was not reflected on the consolidated statement of operations.

The 2022 Note was fully settled through Monthly Redemptions and Accelerations in 2023. As part of the debt extinguishment, the Company reclassified the accumulated change in fair value due to instrument-specific credit risk out of accumulated other comprehensive loss on the consolidated balance sheet and into interest expense and other on the consolidated statement of operations and comprehensive loss.

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

11.	INTEREST EXPENSE AND OTHER

Interest expense and other for the years ended December 31, 2024 and 2023 consisted of the following (in thousands):

	Year ended December 31,
	2024	2023
Common stock purchase agreement costs	$1,124	$—
Amortization of premiums (accretion of discounts) on marketable securities, net	(694)	(474)
Expected credit losses	35	35
Loss on disposal of assets	—	111
Other	(32)	80
Interest expense and other	$433	$(248)

12.	STOCKHOLDERS’ EQUITY

The Company is authorized to issue 600,000,000 shares of common stock, par value $0.0001 per share. As of December 31, 2024, the Company had 13,734,160 shares of common stock issued and outstanding.

Class A Common Stock — Class A common stock has the following rights:

Voting rights: Each holder of Class A common stock will be entitled to one (1) vote in person or by proxy for each share of the Class A common stock held of record by such holder. The holders of shares of the Class A common stock will not have cumulative voting rights. Except as otherwise required in the Charter or by applicable law, the holders of the Class A common stock vote together as a single class on all matters on which stockholders are generally entitled to vote.

Dividend rights: Subject to any other provisions of the Charter, each holder of Class A common stock will be entitled to receive, in proportion to the number of shares of the Class A common stock held, such dividends and other distributions in cash, stock or property of the Company when, as and if declared thereon by the Board from time to time out of assets or funds of the Company legally available therefor.

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

The Company is authorized to issue up to 1,000,000 shares of preferred stock, each with a par value of $0.0001 per share. As of December 31, 2024, no shares of preferred stock were issued and outstanding.

Warrants — As of December 31, 2024, the Company had 5,555 Private Placement warrants and 255,555 Public warrants outstanding. Each warrant entitles the registered holder to purchase one share of the Company's common stock at a price of $ 345.00 per share.

On September 15, 2022, in connection with the issuance of the 2022 Note, the Company issued warrants to the investor. The warrants are immediately exercisable and entitle the investor to purchase up to 58,333 shares of common stock at a price of $ 105.00 per share, subject to a four year term. As of December 31, 2024, no shares were exercised pursuant to the warrants.

Contingent Warrants - As of December 31, 2023, the Company had 58,333 contingently issuable warrants outstanding associated with the potential Second Closing under the Securities Purchase Agreement. As the Company did not effect a Second Closing by March 15, 2024, these warrants are no longer outstanding and will not be issued to the investor.

Tumim Stone Common Stock Purchase Agreement — On December 8, 2021, the Company entered into a Common Stock Purchase Agreement (the “Purchase Agreement”) and a Registration Rights Agreement with Tumim Stone Capital LLC (“Tumim Stone”). Under the terms and subject to the conditions of the Purchase Agreement, the Company has the right, but not the obligation, to sell to Tumim Stone, and Tumim Stone is obligated to purchase up to the lesser of (i) $125,000 of the Company’s common stock, or (ii) the Exchange Cap equal to 1,028,847 shares of the Company's common stock, unless the Company’s stockholders approve the issuance of shares in excess of the Exchange Cap, or the average price of all applicable sales of common stock to Tumim Stone under the Purchase Agreement equals or exceeds $148.46 per share. Upon the satisfaction of various commencement conditions, such as the filing of the registration statement which provides for the resale of such shares pursuant to the Registration Rights Agreement, the Company has sole discretion to initiate such sales of common stock over the period of 36 months commencing December 8, 2021. In all instances, the Company may not sell shares of its common stock to Tumim Stone under the Purchase Agreement if doing so would result in Tumim Stone beneficially owning more than 9.99% of its common stock.

The purchase price per share to be purchased by Tumim Stone is equal to the volume-weighted average price for common stock on the applicable purchase date multiplied by 0.9615 (to be adjusted for any reorganization, recapitalization, non-cash dividend, stock split, reverse stock split, or similar transaction). The maximum number of shares the Company may sell to Tumim Stone on any single business day is the lesser of (i) $20,000 divided by the closing sale price of the common stock on the trading day immediately preceding the purchase date, and (ii) 0.15 multiplied by the average daily trading volume in common stock for the three trading days preceding the purchase date.

In connection with the Purchase Agreement, the Company issued 10,087 restricted common shares in the Company to Tumim Stone. The Company determined that the right to sell additional shares represents a freestanding put option under ASC 815 Derivatives and Hedging, and as such, the financial instrument was classified as a derivative asset with a fair value of zero at inception of the Purchase Agreement on December 8, 2021.

During the year ended December 31, 2024, the Company issued 939,200 shares of its common stock under the Purchase Agreement for gross proceeds of $2,489. During the year ended December 31, 2023, the Company issued 19,500 shares of its common stock under the Purchase Agreement for gross proceeds of $136. In July 2024 this Purchase Agreement was terminated.

New Circle Principal Investments LLC (“New Circle”) Common Stock Purchase Agreement (the “CSPA”) — On July 25, 2024, the Company entered into a CSPA and a Registration Rights Agreement with New Circle. Under the terms and subject to the conditions of the CSPA, the Company has the right, but not the obligation, to sell to New Circle, and New Circle is obligated to purchase up to the lesser of (i) $50,000 of the Company's common stock, or (ii) the Exchange Cap equal to 1,721,755 shares of the Company's common stock, unless the Company's stockholders approve the issuance of shares in excess of the Exchange Cap, or the average price of all applicable sales of common stock to New Circle equals or exceeds $1.41 per share. The Company has sole discretion to initiate such sales of common stock over a period of 36 months. In all instances, the Company may not sell shares of its common stock to New Circle under the CSPA if doing so would result in New Circle beneficially owning more than 4.99% of the Company's common stock.

The purchase price per share to be purchased by New Circle shall equal either (i) the lowest volume-weighted average price for common stock either over a one-day trading period or 15 minutes after the number of intraday shares traded exceeds 500% of the shares included the purchase notice or one hour after the receipt of the purchase notice, or (ii) the volume-weighted average price for common stock for the three consecutive trading days commencing on the purchase notice date multiplied by 97.5%. The maximum number of shares the Company may sell to New Circle on any single business day is the lesser of (i) the number of shares equal to 100% of the average daily trading volume of the common stock of the Company during the five trading days immediately preceding the purchase notice, and (ii) 400,000 shares of common stock.

In connection with the CSPA, the Company issued to New Circle 225,563 shares of common stock in the Company as commitment shares for the facility. At issuance, the 225,563 shares of common stock had a fair value of $282 and were recorded to Interest expense and other in the Company's consolidated statement of operations and comprehensive loss. The Company determined that the right to sell additional shares represents a freestanding put option under ASC 815,  Derivatives and Hedging, and as such, the financial instrument was classified as a derivative asset with a fair value of zero at inception of the CSPA on July 25, 2024.

As of December 31, 2024, including the commitment shares, the Company had issued 1,325,713 shares of its common stock to New Circle under the CSPA for gross proceeds totaling $1,679.

Alliance Global Partners (“AGP”) At Market Issuance Sales Agreement (the “ATM Agreement”) — On September 12, 2024, the Company entered into the ATM and a Registration Rights Agreement with A.G.P. Under the terms and subject to the conditions of the ATM Agreement, the Company may issue and sell through AGP the Company's common stock having an aggregate value offering price of up to $2,600 ("Placement Shares") from time to time through an "at-the-market" equity offering program. The Company has sole discretion to initiate such sales of common stock over a period of 36 months. Under the terms and subject to the conditions of the ATM Agreement, the Company will set the parameters for the sale of shares, including the number or dollar amount of Placement Shares to be issued, the time period during which sales are requested to be made, any limitation on the number or dollar amount of Placement Shares that may be sold in any one trading day and any minimum price below which sales may not be made. The Company will pay a cash commission rate of up to 3.0% of the gross proceeds from the sale of Placement Shares sold pursuant to the ATM Agreement. In December 2024, the Company increased the amount of the Company's common stock that it may issue and sell through AGP, having a new aggregate value offering of up to $5,230.

As of December 31, 2024, the Company sold 3,528,617 shares through A.G.P. under the ATM Agreement for gross proceeds totaling $5,229.

Registered Direct Offering — On May 29, 2024, the Company entered into a Securities Purchase Agreement with certain institutional investors pursuant to which the Company agreed to issue and sell, in a registered direct offering, an aggregate of 727,706 shares of the Company's common stock, par value $0.0001 per share, at a per share purchase price of $3.4480 for gross proceeds totaling $2,509.

13.	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The changes in accumulated other comprehensive income (loss) by component for the years ended December 31, 2024 and 2023 are as follows (in thousands):

	Unrealized gains	Change in
	(losses) on	fair value
	available-for-sale	due to instrument-
	securities	specific credit risk	Total
Balance at December 31, 2022	$(1,254)	$(25)	$(1,279)
Other comprehensive income (loss) before reclassifications, net of tax	1,264	(21)	1,243
Amounts reclassified from accumulated other comprehensive loss, net of tax	—	46	46
Net other comprehensive income	1,264	25	1,289
Balance at December 31, 2023	$10	$—	$10
Other comprehensive loss before reclassifications, net of tax	(5)	—	(5)
Balance at December 31, 2024	$5	$—	$5

The amounts reclassified out of accumulated other comprehensive income (loss) in the years ended December 31, 2024 and 2023 are included within Interest expense and other on the consolidated statement of operations.

14.	NET LOSS PER SHARE

The following table sets forth the basic and diluted net loss per share attributable to common stockholders for the periods presented (in thousands, except per share data):

	Year ended December 31,
	2024	2023
Numerator:
Net loss attributable to common stockholders	$(35,460)	$(87,126)
Denominator:
Weighted average common shares outstanding- Basic	7,253,683	5,827,721
Dilutive effect of potential common shares	—	—
Weighted average common shares outstanding- Diluted	7,253,683	5,827,721

Net loss per share attributable to common stockholders - Basic and Diluted	$(4.89)	$(14.95)

Due to net losses for the years ended December 31, 2024 and 2023, basic and diluted net loss per share were the same, as the effect of all potentially dilutive securities would have been anti-dilutive. The following table sets forth the anti-dilutive common share equivalents for the periods listed:

	Year ended December 31,
	2024	2023
Common stock options issued and outstanding	139,320	289,015
Unvested restricted stock units	384,783	652,453
Warrants	319,443	319,443
Common Stock Purchase Agreements	23,675,174	—
Conversion of convertible notes	119,582	—
ESPP	37,882	23,816
Total	24,676,184	1,284,727

15.	STOCK-BASED COMPENSATION

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

2014 Plan and 2016 Plan

The 2014 and 2016 Plan provide for the grant of incentive stock options to employees only and non-statutory stock options and RSUs to employees, directors, and consultants of the Company. As of August 16, 2021, the Company no longer grants equity awards pursuant to the 2014 Plan or 2016 Plan, and as of December 31, 2024, 58,056 RSUs were granted.

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

2021 Equity Incentive Plan

The Incentive Plan became effective immediately upon the closing of the business combination on August 16, 2021 and initially reserved 514,681 shares of common stock for issuance thereunder. The Incentive Plan includes an evergreen provision that provides for an annual increase in the number of shares of common stock available for issuance thereunder beginning on January 1, 2022 and ending on January 1, 2032, equal to 5% of the shares of the Company’s common stock outstanding on December 31, 2021 for the first year and by 3% of the total number of shares of common stock outstanding on December 31 of the preceding calendar year for each year thereafter, or a lesser number of shares as determined by the Board of Directors. Since January 1, 2022, the Board of Directors have authorized the addition of 1,143,844 shares of common stock to be added to the Incentive Plan for issuance.

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

As of December 31, 2024, 1,761,881 RSUs were granted to certain individuals under the Incentive Plan.

2022 Employee Stock Purchase Plan

On May 10, 2022, the Company's stockholders approved the 2022 Employee Stock Purchase Plan (the "ESPP"), authorizing 66,666 shares of common stock to be reserved for issuance under the ESPP. The number of shares reserved and available for issuance under the ESPP shall be cumulatively increased by the 1% of the number of shares issued and outstanding on December 31 of the preceding calendar year for each year thereafter, or a lesser number of shares as determined by the Board of Directors. Since January 1, 2023, the Board of Directors have authorized the addition of 117,465 shares of common stock to be added to the ESPP for issuance.

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

During the years ended December 31, 2024 and 2023, 107,336 and 64,773 shares, respectively, were purchased under the ESPP. As of December 31, 2024 and 2023, the Company has withheld $41 and $58 of contributions from its employees within accrued expenses and other current liabilities on the consolidated balance sheets.

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

A summary of stock option activity related to the Plans as of December 31, 2024 is as follows:

		Weighted	Weighted
	Outstanding	Average	Average	Aggregate
	Stock	Exercise	Contractual	Intrinsic
	Options	Price	Life (Years)	Value
Balance at December 31, 2023	289,015	$11.29	3.07	$—
Granted	—	—
Exercised	(44,255)	3.02
Forfeited	(1,504)	18.79
Expired	(103,936)	13.23
Balance at December 31, 2024	139,320	$12.39	3.84	$—
Vested and expected to vest as of December 31, 2024	139,320	$12.39	3.84	$—
Vested and exercisable as of December 31, 2024	139,320	$12.39	3.84	$—

The aggregate intrinsic value is the difference between the current fair value of the underlying common stock and the exercise price for in-the-money stock options. The Company did not grant any options during the years ended December 31, 2024 and 2023.

The following table summarizes the RSU award activity under the Plans:

		Weighted
		Average
		Grant date
		Fair Value
	Shares	per Share
Unvested at December 31, 2023	652,453	$30.29
Granted	497,543	3.89
Forfeited	(206,990)	26.52
Vested	(558,223)	17.41
Unvested at December 31, 2024	384,783	$16.88

The total fair value of RSUs that vested during the year ended December 31, 2024 was $9,716.

Stock-Based Compensation Expense —The following table summarizes stock-based compensation expense recorded in each financial statement line item in the Company’s consolidated statements of operations and comprehensive loss for the year ended December 31, 2024 and 2023 (in thousands):

	Year ended December 31,
	2024	2023
Cost of revenue	$—	$136
Research and development	3,433	6,821
Sales and marketing	247	2,993
General and administrative	5,367	8,121
Total stock-based compensation	$9,047	$18,071

The total unrecognized compensation expense for RSUs was $5,603 as of December 31, 2024 which is expected to be recognized over an estimated weighted average period of 1.03 years. The total unrecognized compensation expense for the ESPP was $282 as of December 31, 2024 which is expected to be recognized over an estimated weighted average period of 1.00 years.  There is no unrecognized compensation expense for stock options as of  December 31, 2024.

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

The following table summarizes the range of valuation assumptions used in estimating the fair value of the ESPP during the period:

Year ended
December 31, 2024
Expected term (years)	0.50 - 2.00
Expected volatility	122.2% - 165.9%
Risk-free interest rate	4.2% - 5.5%
Dividend yield	—%

16.	Segment Reporting

The Company adopted ASU 2023-07 during the year ended December 31, 2024 retrospectively to all periods presented in the consolidated financial statements. The Company has one reportable segment managed on a consolidated basis by the Chief Executive Officer (CEO) who is the chief operating decision maker (“CODM”). In identifying one reportable segment, the Company considered the basis of organization for the design and development of high-performance, active lidar systems and applications.

The accounting policies of the segment are the same as those described in the summary of significant accounting policies. The CODM assesses performance and decides how to allocate resources based on consolidated net loss as reported in the consolidated statements of operations and comprehensive loss.  There are no other expense categories regularly provided to the CODM that are not already included in the consolidated statements of operations and comprehensive loss. The measure of segment assets is reported on the balance sheet as cash, cash equivalents and marketable securities.

17.	REVENUE

Sale of Prototypes

The Company recorded revenue for prototype sales of $97 and $477 in 2024 and 2023 respectively. The Company does not incur significant contract costs in fulfilling or obtaining their contracts with customers.

Development Contracts

The Company has entered into research and development contracts as well as a sales, marketing and technical support service contract with companies primarily in the automotive industry. The Company assessed the number of performance obligations associated with the promises under each agreement, primarily the delivery of customized 4SightTM perception-related goods and services, and recognized $105 and $987 in revenue for performance obligations satisfied during years ended 2024 and 2023 respectively, in the consolidated statements of operations and comprehensive loss.

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

	Year ended December 31,
	2024	2023
Revenue by primary geographical market:
United States	$154	$1,223
Europe	48	184
Asia-Pacific	—	57
Total	$202	$1,464

Revenue by timing of recognition:
Recognized at a point in time	$97	$477
Recognized over time	105	987
Total	$202	$1,464

Contract Liabilities

The Company had no contract liabilities as of December 31, 2024 and 2023. The following table shows the significant changes in contract liabilities balance as of December 31, 2024 and 2023 (in thousands):

	Year ended December 31,
	2024	2023
Beginning balance	$—	$987
Revenue recognized that was included in the contract liabilities beginning balance	—	(987)
Ending balance	$—	$—

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

In 2023, the Company implemented a revised strategic plan, which focused on key products and critical customer engagements in the Automotive market, and aligned the Company's operations with evolving business needs by focusing on a transition from research and development to the commercialization of the Company's automotive products, while winding down the legacy Non-Automotive product, and reducing fixed operating costs. In August 2024, the Company further reduced fixed operating costs and terminated its headquarters lease. See discussion in Note 6, Leases.

The winding down of the Company's legacy non-Automotive product in 2023, in combination with an accumulation of other triggering events, indicated that the carrying amount of the Company's long-lived assets may not be recoverable. An impairment review was performed on the Company's long-lived assets as of December 31, 2023, resulting in a write-down of its property and equipment and ROU asset to fair value.

As a result of the implementation of the revised strategic plan and the impairment review of long-lived assets, the Company recorded restructuring charges of $19,153 for the year ended  December 31, 2023 primarily relating to one-time employee termination benefits, inventory and other current asset write-downs, losses on purchase commitments, and impairment and disposal charges on its long-lived assets.  The Company recorded a net gain of $368, primarily relating to the net gain on termination of lease, losses on purchase commitments and one-time termination benefits.  Restructuring-related liabilities are included in accrued expenses and other current liabilities in the consolidated balance sheets.

Restructuring charges were included in the consolidated statements of operations and comprehensive loss during the years ended December 31, 2024 and 2023 as follows (in thousands):

	Year ended December 31,
	2024	2023
Cost of revenue	$105	$5,721
Research and development	—	941
Sales and marketing	18	2,079
General and administrative	(491)	472
Impairment of long-lived assets	—	9,940
Total restructuring charges	$(368)	$19,153

A reconciliation of the beginning and ending balance of cash restructuring charges, including one-time employee termination benefits, losses on purchase commitments, and other restructuring charges, which are included in accounts payable and accrued expenses and other current liabilities in the consolidated balance sheets, is as follows (in thousands):

	One-time
	employee	Losses on	Lease
	termination	purchase	Termination
	benefits	commitments	Liability	Other	Total
Balance as of December 31, 2023	$402	$233	$—	$56	$691
Charges	18	105	5,463	—	$5,586
Cash payments	(420)	(41)	(2,150)	(51)	$(2,662)
Balance as of December 31, 2024	$—	$297	$3,313	$5	$3,615

19.	EMPLOYEE BENEFIT PLAN

Employees of the Company may participate in the AEye, Inc. 401(k) Plan (the "401(k) Plan"), a defined contribution plan, which qualifies under Section 401(k) of the Internal Revenue Code. Participating employees may contribute into a traditional plan with pretax salary or into a Roth plan with after tax salary up to statutory limits. In 2024 and 2023, the 401(k) Plan provides for Company safe harbor matching contributions of 100% of the employee contribution, up to 5% of each employee's earnings, which vest upon the first day of employment. The Company made contributions of $447 and $899 for the years ended December 31, 2024 and 2023, respectively.

20.	INCOME TAXES

For the years ended December 31, 2024 and 2023, the Company recognized a (benefit) provision for income taxes of $(2) and $57, respectively. The benefit for the year ended December 31, 2024 was comprised of $2 and $(4) in state and foreign taxes, respectively. The provision for the year ended December 31, 2023 was comprised of $3 and $54 in state and foreign taxes, respectively.

The following table presents a reconciliation of the federal statutory rate of 21% to the Company's effective tax rate for the periods presented:

	Year ended December 31,
	2024	2023
U.S. federal tax benefit at statutory rate	21%	21%
Non-deductible expenses and other	(0.8)%	(0.4)%
Stock-based compensation	(6.7)%	(4.6)%
Research and development credits	2.2%	2.3%
Change in valuation allowance, net	(15.7)%	(18.4)%
Effective tax rate	0.0%	(0.1)%

For 2024 and 2023, the Company's effective tax rate differs from the amount computed by applying the statutory federal and state income tax rates to net loss before income tax, primarily as the result of state income taxes, R&D credits and changes in the Company's valuation allowance.

Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2024 and 2023 are presented below (in thousands):

	As of December 31,
	2024	2023
Deferred tax assets:
Net operating loss carryforwards	$80,580	$69,612
Research and development credit carryforward	10,719	9,941
Stock-based compensation	215	301
Property and equipment	1,090	2,364
Operating lease liabilities	1,208	4,967
Capitalized R&D expenses	12,401	14,194
Other accruals	1,715	689
Gross deferred tax assets	107,928	102,068
Valuation allowance	(107,734)	(98,840)
Deferred tax assets net of valuation allowance	194	3,228
Deferred tax liabilities:
Right-of-use assets	(194)	(3,228)
Gross deferred tax liabilities	(194)	(3,228)
Total deferred tax assets (liabilities), net	$—	$—

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

Realization of deferred tax assets is dependent on future taxable earnings, if any, the timing and amount of which are uncertain. The Company has a history of operating losses and has incurred cumulative book losses since its formation. Based upon the history of losses, the Company has determined that it is more likely than not that the net deferred tax assets will not be realized, and accordingly, a full valuation allowance has been recorded. The valuation allowance as of December 31, 2024 was $107,734 which increased from $98,840 at December 31, 2023. The increase in the valuation allowance is primarily related to additional deferred tax assets recorded for net operating losses and research credits generated during the year ended December 31, 2024.

As of December 31, 2024, the Company had $284,368 and $241,652 of federal and state net operating losses available to reduce future taxable income, respectively, of which $12,256 will begin to expire in 2033 for federal tax purposes and $241,652 will begin to expire in 2029 for state tax purposes. Approximately $272,112 of federal net operating loss included above can be carried forward indefinitely.

As of December 31, 2023, the Company had $247,802 and $202,887 of federal and state net operating losses available to reduce future taxable income, which will begin to expire in 2033 for federal and 2029 for state tax purposes.

The Company also has federal and state research and development tax credit carryforwards of $8,203 and $6,255 as of December 31, 2024 and $7,591 and $5,829 as of December 31, 2023. The federal credits begin to expire in 2034 and the state credits have no expiration date.

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

The following is a tabular reconciliation of the total amounts of unrecognized tax benefits (in thousands):

	Year ended December 31,
	2024	2023
Unrecognized tax benefits as of the beginning of the year	$3,480	$2,822
Decreases (increases) related to prior year tax provisions	(5)	161
Increase related to current year tax provisions	265	497
Unrecognized tax benefits as of the end of the year	$3,740	$3,480

The Company recognizes interest and penalties related to income tax matters as a component of income tax expense. As of December 31, 2024 and December 31, 2023 there was no accrued interest nor penalties related to uncertain tax positions.

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

21.	COMMITMENTS AND CONTINGENCIES

Legal Matter

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

On August 28, 2024, the Company was served with a complaint that was filed in the Superior Court of California for the County of Alameda on August 26, 2024 that (1) alleges the Company is in breach of the lease for its former headquarters office in Dublin, California because of the Company’s failure to pay rent as required by the lease and (2) provides notice that the lease had been terminated by the landlord effective as of August 23, 2024.  The landlord claimed that the amount owed could be up to $8,500. Thereafter, in August 2024, the landlord fully drew down the standby letter of credit of $2,150, which was held as security for the payment of rent, due to the alleged default of the lease. The Company disputes, among other things, that the total damages claimed by the landlord equal the amount claimed. Depending on the outcome of this matter, there could be a material adverse effect on the financial position, results of operations, or cash flows of the Company. An initial trial date has been set for April 2026.

22.	RELATED PARTIES

From November 2016 to December 2023, the Company had employed a sibling of Mr. Dussan, a director and the Company’s former Chief Technology Officer, who held the position of Director, Human Resources and Sr. Manager of Human Resources during 2023. For the year ended December 31, 2023, Mr. Dussan’s sibling received total cash compensation of $149 and was granted 2,000 RSUs. In addition, he participated in all other benefits that the Company generally offers to all of its employees.  There were no related party transactions during the year ended December 31, 2024.

23.	SUBSEQUENT EVENTS

Management has evaluated subsequent events through February 24, 2025 and determined that there were no such events requiring recognition or disclosure in the financial statements, other than as noted below.

In January 2025, the Company entered into a Securities Purchase Agreement to finance an aggregate principal amount of up to $3,240 with a certain institutional investor and issued (i) a senior unsecured convertible promissory note (the "Note") for an aggregate purchase price of $3,000 and (ii) a warrant to purchase up to 805,263 shares of the Company’s common stock. The Note, subject to an original issue discount of 7.4%, has a term of eighteen months and accrues interest at the rate of 7.0% per annum. The Note is convertible into Common Stock, at a per share conversion price equal to $ 2.22, subject to adjustments noted in the Note. The Warrant has an initial exercise price of $ 2.22, and is exercisable after the six month and one day anniversary of its issuance (the “Initial Exercisability Date”) until for four years following the Initial Exercisability Date.

In January 2025, the Company increased the amount of the Company's common stock that it may issue and sell through A.G.P. under the ATM Agreement, having a new aggregate value offering of up to $15,293 and sold 2,359,023 shares for gross proceeds totaling $3,015. Further, the Company issued 2,155,000 shares of its common stock to New Circle under the CSPA for gross proceeds totaling $4,800.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have evaluated the effectiveness of our disclosure controls and procedures as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of December 31, 2024. Based on this evaluation, our principal executive officer and principal financial officer have concluded that these disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2024.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision of and with the participation of our principal executive officer and principal financial officer, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2024 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013). Based on this assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2024.

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

Changes in Internal Control Over Financial Reporting

Other than described above, there was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the annual period ended December 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Rule 10b5-1 Trading Plans. During the fourth quarter of the fiscal year ended December 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

OUR BOARD OF DIRECTORS

The following sets forth certain information, as of February 18, 2025, for each our directors:

			Classification
Name	Age	Position(s)	(Term Expiration)
Timothy J. Dunn	67	Lead Independent Director and Nominee	Class I (2025)
Sue E. Zeifman	70	Director and Nominee	Class I (2025)
Luis C. Dussan	50	Director	Class II (2026)
Matthew Fisch	56	Chairman of the Board and Chief Executive Officer	Class II (2026)
Prof. Dr. Bernd Gottschalk	81	Director	Class III (2027)
Jonathon B. Husby	51	Director	Class III (2027)

Timothy J. Dunn has served as a Class I director since the closing of our business combination with CF Acquisition Corp. III (the “Business Combination”).  Mr. Dunn most recently served as an Operating Partner at TPG Capital, a private equity firm with more than $50 billion of assets under management until from 2005 to 2022.  Prior to TPG, Mr. Dunn served as Chief Financial Officer at Hotwire from 2001 to 2005.  Mr. Dunn served as Gap, Inc.’s Gap Division Senior Vice President and Chief Financial Officer between 1998 and 2001.  Prior to joining Gap, Mr. Dunn worked at PepsiCo Inc. in a series of finance and strategic planning roles.  Over the course of his career, Mr. Dunn has held several international roles, including in London as the Chief Financial Officer for Pizza Hut International for Europe, Africa, and the Middle East.  Earlier in his career, Mr. Dunn served as the Controller for PepsiCo Restaurants International and the Chief Financial Officer for Gap’s Domestic and International businesses.  Mr. Dunn worked for PricewaterhouseCoopers and is a Certified Public Accountant (inactive) in California.  Mr. Dunn has served on private and public company boards, including Chair of the Audit Committee for two TPG portfolio companies – Ellucian, an ERP software company for higher education, and Vertafore, a software company for insurance carriers, brokers, and agencies – as well as Nordstrom’s Federal Savings Bank, a credit card bank owned by Nordstrom, Inc.  Mr. Dunn is also Emeritus Chair of the Board for St. Anthony Foundation, a preeminent non-profit in San Francisco, California.  Mr. Dunn holds a bachelor’s degree in Business Administration from the University of Southern California.

Mr. Dunn is qualified to serve as a director based on his broad experience as a senior executive and board member of private and publicly listed companies.

Sue E. Zeifman has served as a Class I director since her appointment to our Board of Directors in January 2022.  Ms. Zeifman has over 30 years of experience in the marketing and communications industry.  Her most recent professional experience includes nine years, 2009 to 2018, at Apple, Inc. as Senior Director of Global Marketing Production, where she was responsible for leadership and advisement to Apple’s global marketing team for strategic direction and production of multi-layered programs.  Ms. Zeifman’s prior positions include Senior Vice-President, Creative Services & Production, for Young & Rubicam Advertising from 2000 to 2009; Vice-President, Managing Director, of Y&R 2.1 Interactive Agency from 1997 to 2000, and Manager of Creative Services for Young & Rubicam, San Francisco from 1990 to 1997.  Ms. Zeifman’s experience includes the management of highly complex and technical marketing programs with multiple deliverables and budgetary constraints.  She developed global initiatives and enhanced cross-functional partnerships with Creative, Sales, Retail, Technology, Procurement, and Product Marketing teams.  Ms. Zeifman holds a B.A. in Broadcast Communication Arts from San Francisco State University and attended extensive Apple University Executive Curriculum courses, including Strategic Planning and Management.

Ms. Zeifman is uniquely qualified to serve as a member of AEye’s Board of Directors based on her broad marketing and communications experience for leading technology companies.

Luis C. Dussan has served as a Class II director since the closing of the Business Combination.  Mr. Dussan served as our Chief Technology Officer and Chief Product Strategist until November 2023.  Mr. Dussan co-founded AEye Technologies in 2013 and was a member of the AEye Technologies Board of Directors since its inception.  From 2020 to the closing of the Business Combination, he served as the President and Chief Technology Officer of AEye Technologies.  From December 2013 through 2014 he served as the President, and from 2014 through 2020 as the Chief Executive Officer of AEye Technologies.  Mr. Dussan has more than 20 years of experience in the aerospace and defense industry.  He started his career at the National Aeronautics and Space Administration (“NASA”) in 1997 working for the Jet Propulsion Lab in the Deep Space Network that communicated with NASA planetary and deep space probes.  From 2002 through 2009 he worked at Lockheed Martin Corporation in their Missiles and Fire Control Division.  From 2009 through 2013, Mr. Dussan worked for Northrop Grumman Corporation – Laser Systems, as Chief Technologist, where he was responsible for managing the division’s research and development of electro-optical sensors.  Mr. Dussan holds a B.S. in Electrical Engineering and Computer Science, an M.S. in Quantum Optics, and an M.S. in Optics & Photonics.  Mr. Dussan is responsible for many of our foundational patents in lidar and perception as well as being responsible for several trade secrets for his previous employers in the aerospace and defense industry.  Mr. Dussan has been given several awards since founding AEye Technologies, with one of the most recent being the 2020 Vision Award by AutoSens.  He is considered a top expert in lidar technology as well as remote sensing and vehicle perception.

Mr. Dussan is qualified to serve as a director based on his technical and operational expertise gained from serving as a Board member of the Company since inception and as a co-founder of the Company.

Matthew Fisch has served as a Class II director and as our Chief Executive Officer since February 2023, and as our Chairman of the Board since May 2023. Mr. Fisch has over 30 years of experience in technology development and leadership.  Prior to joining us, Mr. Fisch was the Senior Vice President & Chief Technology Officer at Gentherm Incorporated, a developer of thermal management technologies for the automotive and other industries, from April 2020 until February 2023.  Prior to Gentherm, Mr. Fisch was employed by North American Bancard, a payments technology company, where he served as Executive Vice President & Chief Technology Officer of Hospitality Services from October 2019 until April 2020.  Prior to joining North American Bancard, Mr. Fisch worked at Verifone Systems, Inc., a global leader in payments and commerce solutions, where he served as the Executive Vice President of Global R&D from August 2018 to October 2019, and Senior Vice President of Global Engineering from May 2016 to August 2018.  At Verifone, Mr. Fisch led research and development for all product lines, including hardware application and cloud software services.  Prior to Verifone, he was the Vice President of R&D for Harman International Industries, Inc.’s lifestyle division from 2014 to 2016, where he led the global R&D organization that was responsible for developing Harman’s car audio business for North America, Europe, China, Japan, and Korea.  Prior to joining Harman, Mr. Fisch had a 22-year career at Intel Corporation where he held positions of increasing responsibility in engineering.  Mr. Fisch holds a Master of Engineering in Computer Engineering, and a Bachelor of Science in Electrical Engineering, both from Cornell University.

Mr. Fisch is qualified to serve as a director based on his experience serving as our Chief Executive Officer, his professional experience, and his background in technology.

Prof. Dr. Bernd Gottschalk has served as a Class III director since the closing of the Business Combination.  Prof. Dr. Gottschalk, born in Lübeck, Germany, studied economics at the Universities of Hamburg, Saarbrücken, and Stanford, California.  He earned his doctorate in 1971 at the University of Hamburg (Dr. rer. pol.).  From 1972 to 1996, he worked in various divisions at Daimler-Benz AG, including Assistant to the CEO, Plant Manager Mannheim (Engines, Buses, Foundry), and President of Mercedes-Benz do Brasil. In 1992, he was appointed as an ordinary member of the Managing Board of Mercedes-Benz AG, responsible for the Commercial Vehicles Division (trucks, vans, buses) worldwide.  From 1997 until 2008, Prof. Dr. Gottschalk served as President of the German Association of the Automotive Industry (VDA).  Prof. Dr. Gottschalk also had various responsibilities in the national and international industry over the years: he was President of the International Organization of Motor Vehicle Manufacturers (OICA) in Paris, and Vice President of the Federation of German Industries (BDI).  Prof. Dr. Gottschalk is also founder, owner, and managing partner of AutoValue GmbH, Frankfurt, a provider of automotive expertise.  Prof. Dr. Gottschalk is a member of supervisory boards of various publicly listed companies such as Schaeffler AG and Compagnie Plastic Omnium SA, Paris.  Since November 2020 he has served as a Member of the Supervisory Board of Benteler International AG.

Prof. Dr. Gottschalk is qualified to serve as a director based on his broad experience in the automotive industry as a founder, senior executive, and as a Board member of private and publicly listed companies.

Jonathon B. Husby has served as a Class III director since October 2023 and currently serves as President and Chief Executive Officer of ADAC, a privately held vehicle access and diversified solutions company.  He joined ADAC in August 2022 and was named to its Board of Directors in January 2024.  Prior to ADAC, Mr. Husby served as President and CEO of North America for SEG Automotive, a rotating mechanical and e-machine technology company which is a wholly-owned subsidiary of a publicly traded company in China – ZMJ.  Mr. Husby served in that role from January 2018 to July 2022 and concurrently served as SVP Global Sales from December 2020 to July 2022.  Prior to SEG Automotive, Mr. Husby worked for Harman International, a U.S.-based publicly traded company, as Vice President and General Manager Customer Business Units from August 2011 to November 2017, where he led a team building the largest customer business unit globally with advanced technologies in electronics, software, branded audio, and cybersecurity solutions.  Mr. Husby worked at TomTom, a publicly traded Dutch company, and a TomTom acquired company, Tele Atlas, a Belgian-based company, from February 2003 to August 2011.  During that tenure, Mr. Husby managed global teams while serving as Vice President of Sales and Marketing – Automotive Business Unit, including time working abroad in Europe.  Prior to TomTom/Tele Atlas, Mr. Husby worked for Japanese-based automotive supplier DENSO Corporation from May 1994 to February 2003.  During his time at DENSO, he worked in both corporate and manufacturing environments in human resources, communications, public relations, and sales management.  Mr. Husby has served on the Board of Directors of MEMA Original Equipment Suppliers since November 2019, including serving as chair of the Board in 2023.  Mr. Husby also serves as chair of the Board of Directors of the Automotive Hall of Fame, which he joined in April 2019.  Mr. Husby holds a Bachelor of Arts in Economics and Management from Albion College and a Master of Business Administration from Wayne State.

Mr. Husby is qualified to serve as a director based on his board experience as a senior executive at several companies in the automotive industry and as the chief executive officer in the automotive space.

COMPOSITION OF OUR BOARD OF DIRECTORS

Our business and affairs are managed under the direction of our Board of Directors.  Our Board of Directors currently consists of six (6) directors.  Pursuant to our Bylaws, the number of directors is fixed by our Board of Directors from time to time.  Our Board of Directors is divided into three classes, with each director serving a three-year term, and one class being elected at each year’s annual meeting of stockholders.  Timothy J. Dunn and Sue E. Zeifman serve as Class I directors with terms expiring in 2025.  Luis C. Dussan and Matthew Fisch serve as Class II directors with terms expiring in 2026, and Prof. Dr. Bernd Gottschalk and Jonathon B. Husby serve as Class III directors with terms expiring in 2027.

BOARD MEETING QUORUM REQUIREMENTS

Our Amended and Restated Bylaws (the “Bylaws”) provides that a majority of the total number of directors then in office will constitute a quorum.

During the fiscal year ended December 31, 2024, the Board met nine (9) times. In 2024, each director attended at least 75% of the aggregate of the total number of Board meetings and committee meetings on which he or she then served.

We encourage our directors to attend our annual meetings of stockholders and believe that attendance at annual meetings is just as important as attendance at Board and committee meetings. At our 2024 annual meeting, all of our directors were present.

BOARD COMMITTEES

The composition, duties, and responsibilities of our committees are as set forth below. As of December 31, 2024, the standing committees of our Board of Directors consisted of an Audit Committee, a Compensation Committee, and a Nominating and Corporate Governance Committee.  In addition, in 2024 our Board of Directors established a Strategic Financing and M&A Committee. In the future, our Board of Directors may establish other committees, as it deems appropriate, to assist it with its responsibilities.

As of February 18, 2025, the chair and members of each committee are identified in the following table.

Name (Class)	Audit Committee	Compensation Committee	Nominating and Corporate Governance Committee	Strategic Financing and M&A Committee
Timothy J. Dunn (Class I)*	C	M		M
Prof. Dr. Bernd Gottschalk (Class III)	M		C
Jonathon B. Husby (Class III)	M	M		C
Sue E. Zeifman (Class I)		C	M

C = Committee Chair
M = Member
* = Lead Independent Director

Audit Committee

Our Audit Committee met four (4) times in 2024. Our Audit Committee is responsible for, among other matters:

•

reviewing the audit plans and findings of our independent registered public accounting firm and our internal audit and risk review staff, as well as the results of regulatory examinations, and tracks management’s corrective action plans where necessary;

•	reviewing our financial statements, including any significant financial items and/or changes in accounting policies, with our senior management and independent registered public accounting firm;
•	reviewing our financial risk and control procedures, compliance programs and significant tax, legal, and regulatory matters;
•	approving all audit and permissible non-audit services to be performed by our independent registered public accounting firm;
•

having the sole discretion to annually appoint our independent registered public accounting firm, evaluate its independence and performance and set clear hiring policies for employees or former employees of the independent registered public accounting firm; and

•	reviewing and approving in advance any proposed related party transactions.

Our Audit Committee consists of Timothy J. Dunn, Prof. Dr. Bernd Gottschalk, and Jonathon B. Husby, with Mr. Dunn chairing this Committee.  Rule 10A-3 of the Exchange Act and the NASDAQ rules require us to have an Audit Committee composed entirely of independent directors.  Our Board of Directors has affirmatively determined that each of Mr. Dunn, Prof. Dr. Gottschalk, and Mr. Husby all meet the definition of “independent director” for purposes of serving on the Audit Committee under Rule 10A-3 of the Exchange Act and the corporate governance standards of the Nasdaq Stock Market.  Our Board of Directors has determined that each director appointed to the Audit Committee is financially literate, and our Board of Directors has determined that Mr. Dunn is our Audit Committee financial expert within the meaning of Item 407(d) of Regulation S-K under the Securities Act.  Our Board of Directors has adopted a written charter for the Audit Committee, which is available on the “Investors Relations” section of our principal corporate website at www.aeye.ai.

Compensation Committee

Our Compensation Committee met four (4) times in 2024.  Our Compensation Committee is responsible for, among other matters:

•	reviewing, modifying, and approving (or if it deems appropriate, making recommendations to our Board of Directors regarding) our overall compensation strategy and policies
•	reviewing and recommending to our Board of Directors the salaries, benefits, and equity incentive grants provided to our chief executive officer and directors;
•	reviewing and approving the salaries, benefits, and equity incentive grants provided to our executive officers, other than our chief executive officer;
•

reviewing and approving corporate goals and objectives relevant to executive officer compensation, evaluating executive officer performance in light of those goals and objectives, and determining executive officer compensation based on that evaluation;

•	reviewing and approving the terms of any employment agreements, severance arrangements, changing in control protections, and any other compensatory arrangements for our executive officers;
•	overseeing our compensation and employee benefit plans; and
•	administering our Dodd-Frank Clawback Policy and make all determinations as to the amount and method of recovery for the “clawback” of compensation as set forth therein.

Our Compensation Committee consists of Timothy J. Dunn, Jonathon B. Husby, and Sue E. Zeifman, with Ms. Zeifman chairing this Committee.  Our Board of Directors has adopted a written charter for the Compensation Committee, which is available on the “Investors Relations” section of our principal corporate website at www.aeye.ai.

Our Board has determined that each of Mr. Dunn, Mr. Husby, and Ms. Zeifman meet the definition of “independent director” for purposes of serving on the Compensation Committee under the corporate governance standards of the Nasdaq Stock Market.  No member of our Compensation Committee is or has been one of our officers or employees, and none have any relationships with us of the type that is required to be disclosed under Item 404 of Regulation S-K.  None of our executive officers serves or has served as a member of the Board of Directors, Compensation Committee, or other Board committee performing equivalent functions of any entity that has one or more executive officers serving as one of our directors or on our Compensation Committee.

In accordance with its charter, the Compensation Committee has the authority to engage outside consultants to assist in the performance of its duties and responsibilities.  The Compensation Committee may delegate its authority under its charter to a subcommittee as it deems appropriate from time to time.

In 2021, the Compensation Committee retained the services of Compensia, Inc. (“Compensia”) as its external compensation consultant to advise on executive and director compensation matters, including our overall compensation program design and the collection of market data for our compensation programs for our executives and members of our Board of Directors.  The Compensation Committee intends to engage Compensia in the future on an as-needed basis.

Nominating and Corporate Governance Committee

Our Nominating and Corporate Governance Committee met three (3) times in 2024. Our Nominating and Corporate Governance Committee is responsible for, among other matters:

•

reviewing the performance of our Board of Directors and making recommendations to our Board of Directors regarding the selection of candidates, qualification and competency requirements for service on our Board of Directors, and the suitability of proposed nominees as directors;

•	advising our Board of Directors with respect to the corporate governance principles applicable to us; and
•	overseeing the evaluation of our Board of Directors and management.

Our Nominating and Corporate Governance Committee consists of Prof. Dr. Bernd Gottschalk and Sue E. Zeifman, with Prof. Dr. Gottschalk chairing this Committee.  Our Board of Directors has adopted a written charter for the Nominating and Corporate Governance Committee, which is available on the “Investors Relations” section of our principal corporate website at www.aeye.ai.

Our Board has determined that each of Prof. Dr. Gottschalk and Ms. Zeifman meet the definition of “independent director” for purposes of serving on the Nominating and Corporate Governance Committee under the corporate governance standards of the Nasdaq Stock Market.

Strategic Financing and M&A Committee

Our Strategic Financing and M&A Committee was established in April 2024 and is responsible for, among other things, reviewing, discussing, and recommending strategic financing or other strategic initiatives that may be proposed by management from time to time.  Our Strategic Financing and M&A Committee consists of Timothy J. Dunn and Jonathon B. Husby, with Mr. Husby chairing this Committee.

DIRECTOR COMPENSATION

The table below sets forth information regarding non-employee director compensation for the fiscal year ended December 31, 2024.

	Fees Earned or Paid in Cash	Stock Awards	Total
Name	($)	($)(1)	($)
Timothy J. Dunn	$157,083	$59,485	$216,568
Luis C. Dussan	$141,667	$-	$141,667
Prof. Dr. Bernd Gottschalk	$157,500	$-	$157,500
Jonathon B. Husby	$129,167	$37,753	$166,920
Sue E. Zeifman	$157,500	$-	$157,500

(1)

Represents the aggregate grant date fair value of stock awards granted, computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718, Compensation—Stock Compensation (“FASB Topic 718”). The stock awards granted in 2024 consisted of grants of restricted stock units (“RSUs”) granted pursuant to our 2021 Equity Plan (as defined below). For the first and second quarters of 2024, Mr. Dunn elected to receive all of his cash compensation for Board service in the form of immediately vested equity and received 13,585 shares on January 1, 2024, and 21,335 shares on April 1, 2024. For the first and second quarters of 2024, Mr. Husby was only entitled to immediately vested equity for his Board service compensation and received 10,655 shares on January 1, 2024 and 10,040 shares on April 1, 2024.

Director Compensation in 2024

All of our non-employee directors are compensated for their services in accordance with our non-employee director compensation policy that became effective in connection with the closing of the Business Combination and as modified from time to time thereafter, as described in further detail below.

Mr. Fisch, as an employee director, does not receive any additional compensation for his services as a director.

Non-Employee Director Compensation Policy

Cash Compensation

Each non-employee director is eligible to receive the following cash compensation (as applicable) for his or her service on our Board of Directors and its committees:

•

$50,000 annual cash retainer for service as a Board member, plus, effective as of August 2024, Board members receive an additional $175,000 annually in lieu of equity compensation (as discussed in more detail below);

•	$60,000 additional annual cash retainer for service as our non-executive chair of our Board of Directors, or an additional cash retainer of $50,000 for service as our lead independent director;
•

$10,000 annual cash retainer for service as a member of the Audit Committee and $20,000 annual cash retainer for service as chair of the Audit Committee (in lieu of the committee member service retainer);

•

$7,500 annual cash retainer for service as a member of the Compensation Committee and $15,000 annual cash retainer for service as chair of the Compensation Committee (in lieu of the committee member service retainer);

•

$5,000 annual cash retainer for service as a member of the Nominating and Corporate Governance Committee and $10,000 annual cash retainer for service as chair of the Nominating and Corporate Governance Committee (in lieu of the committee member service retainer); and

•

$8,750 annual cash retainer for service as a member of the Strategic Financing and M&A Committee and $17,500 annual cash retainer for service as chair of the Strategic Financing and M&A Committee (in lieu of the committee member service retainer).

In April 2024, the Board created the Strategic Financing and M&A Committee.  The purpose of this committee is to review, discuss, and recommend strategic financing or other strategic initiatives that may be proposed by management from time to time and be able to react to such proposals more quickly. After the establishment of the Strategic Financing and M&A Committee, the Board set the compensation levels for service on this committee as shown above.

The annual cash compensation amounts are payable in equal quarterly installments and are earned on the first day of each calendar quarter in which the service occurred.

Each non-employee director appointed prior to October 27, 2023 had the option, once per year, to elect to receive shares of immediately vested RSUs in lieu of some or all of his or her quarterly cash compensation.  If elected by a director to take stock instead of cash, the number of shares to be awarded each quarter is determined by dividing the cash compensation that would otherwise be due, by the five-day average closing price of our stock during the five trading days prior to the first day of the calendar quarter.  In 2024, Mr. Dunn opted to take equity in lieu of all of his cash compensation earned in the first and second quarters of 2024.  Similarly, Mr. Husby, as the only non-employee director appointed on or after October 27, 2023, could only receive his quarterly cash compensation in the form of immediately vested RSUs.

In May 2024, the Board modified the compensation for non-employee directors, such that effective immediately, non-employee directors were no longer entitled to initial equity grants upon appointment nor annual equity grants. In addition, non-employee directors no longer have the ability to elect equity in lieu of cash compensation.  The primary reason for the Board’s decision was based on the limited number of shares available for issuance under the 2021 Equity Incentive Plan, which was exacerbated when stockholders failed to authorize additional shares for the 2021 Equity Incentive Plan at the 2024 annual meeting of stockholders.  The elimination of equity compensation for non-employee directors significantly impacted their total compensation and, in August of 2024, to offset this impact, the Board increased the cash component of non-employee director compensation by $175,000 per year, payable quarterly, with the first quarterly payment of $43,750 being made to each non-employee director for the third quarter of 2024.

Equity Compensation

Prior to May 2024, each new non-employee director who joined our Board of Directors on or after October 27, 2023 was eligible to receive a one-time RSU award having a value of $175,000 (the “Initial RSU Grant”), vesting in three equal annual installments following the grant date.  On the date of each annual meeting of our stockholders, each non-employee director previously received an RSU award having a value of $175,000 (the “Annual RSU Grant”), provided that the non-employee director has served for a minimum of six months prior to the date of the annual meeting of stockholders.  Each Annual RSU Grant vested in full on the earlier of (1) the date of the following annual meeting of our stockholders or (2) the first anniversary of the date of grant, subject to the non-employee director’s continued service through the applicable vesting date.  The number of shares for the Initial RSU Grant and Annual RSU Grant were determined by dividing the stated dollar value of the award by the five-day average closing price of our stock during the five trading days prior to the date of grant.  As indicated above, in May of 2024, prior to the 2024 annual meeting of stockholders, the Board determined that no non-employee director would be eligible for an equity grant thereafter.

Reimbursement of Expenses

In addition to the compensation outlined above, we will reimburse each eligible non-employee director for reasonable out-of-pocket travel expenses to cover in-person attendance at and participation in meetings of our Board of Directors and any committee of the Board of Directors.

EXECUTIVE OFFICERS

The following sets forth certain information as of February 18, 2025 regarding our named executive officers.

Name	Age	Position(s)
Matthew Fisch	56	Chairman of the Board and Chief Executive Officer
Andrew S. Hughes	59	General Counsel and Secretary
Conor B. Tierney	47	Chief Financial Officer and Treasurer

The biography for Matthew Fisch is provided above in “Our Board of Directors.”

Andrew S. Hughes has served as our General Counsel and Secretary since the closing of the Business Combination and joined AEye Technologies in March 2021 as General Counsel.  Mr. Hughes has over 30 years of legal experience and prior to joining us, he was the General Counsel for the Americas at Renesas Electronics Corporation (TSE: 6723), a global automotive and industrial semiconductor manufacturer, from 2017 through 2021.  From 2015 to 2017, he was the General Counsel and Corporate Secretary at Intersil Corporation (NASDAQ: ISIL), a power management semiconductor solutions provider.  During his career, Mr. Hughes has also served as General Counsel and Corporate Secretary at Ikanos Communications, Inc. (NASDAQ: IKAN), Bell Microproducts, Inc. (NASDAQ: BELM), and LSI Logic Corporation (NYSE: LSI), and served as a Division Counsel at Harris Corporation (NYSE: HRS) as well as a partner at a regional law firm in Southern California. Mr. Hughes holds a B.A. degree from the University of California, Los Angeles, and a J.D. and M.B.A. from Santa Clara University.

Conor B. Tierney has served as our Chief Accounting Officer since January 2022 and Chief Financial Officer since March 2023.  Mr. Tierney has over 20 years of financial experience and prior to joining us, Mr. Tierney served as the Head of Finance at Wing Aviation LLC (NASDAQ: GOOG), Alphabet’s drone delivery service from 2018 through to 2021.  Mr. Tierney also served in various positions at Glu Mobile Inc. (NASDAQ: GLUU), a free-to-play mobile gaming company, from 2009 to 2018, including Corporate Controller.  Prior to Glu, Mr. Tierney served at Deloitte & Touche L.L.P. in their Transactions Services Team from 2008 to 2009.  During his career, Mr. Tierney also served as an auditor at Price Waterhouse L.L.P., where he focused primarily on semiconductor clients and initial public offerings from 2005 to 2007.  He holds a B.S. in Accounting from University College Cork, is an Irish Chartered Accountant, and a Certified Public Accountant (Inactive).

CORPORATE GOVERNANCE

BOARD LEADERSHIP STRUCTURE

With respect to the roles of Chairperson of the Board and Chief Executive Officer, our Corporate Governance Guidelines provide that the roles may be separated or combined, and our Board of Directors is able to exercise its discretion in combining or separating these positions as it deems appropriate in light of prevailing circumstances. Our Corporate Governance Guidelines provide the flexibility for our Board of Directors to modify our leadership structure in the future as appropriate.

DIRECTOR INDEPENDENCE

Our Board of Directors has undertaken a review of the independence of our directors and considered whether any such director has a material relationship with us that could compromise that director’s ability to exercise independent judgment in carrying out that director’s responsibilities.  Our Board of Directors has determined that each of Timothy J. Dunn, Prof. Dr. Bernd Gottschalk, Jonathon B. Husby, and Sue E. Zeifman is an “independent director,” as defined under the rules of NASDAQ.

RISK OVERSIGHT

Our Audit Committee is responsible for overseeing our risk management process.  Our Audit Committee focuses on our general risk management strategy and the most significant risks facing us, and oversees the implementation of risk mitigation strategies by management.  Our Audit Committee is apprised of particular risk management matters in connection with its general oversight and approval of corporate matters and significant transactions.

ANTI-HEDGING POLICY

All of our officers, directors, and employees and certain consultants specified by our management are prohibited from engaging in hedging transactions relating to our stock. Additionally, spouses, minor children, and any other family member sharing the same household as the foregoing, as well as any other account, trust, or entity over which the foregoing may make or influence investment decisions, whether or not the securities are held directly or indirectly, are similarly prohibited from engaging in such hedging transactions.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

No member of our Compensation Committee is or has been one of our officers or employees and none has any relationships with us of the type that is required to be disclosed under Item 404 of Regulation S-K.  None of our executive officers serves or has served as a member of the Board of Directors, Compensation Committee, or other Board committee performing equivalent functions of any entity that has one or more executive officers serving as one of our directors or on our Compensation Committee.

CODE OF BUSINESS CONDUCT AND ETHICS

We have adopted a Code of Business Conduct and Ethics applicable to our directors, officers, and employees, a copy of which is available on the “Investors Relations” section of our principal corporate website at www.aeye.ai.

DIRECTOR NOMINATIONS

The Nominating and Corporate Governance Committee is responsible for identifying individuals qualified to become members of our Board. The Nominating and Corporate Governance Committee will ensure that our Board has the requisite expertise and that its membership consists of persons with sufficiently diverse and independent backgrounds. Our Board is responsible for selecting the nominees for election to our Board.

DIRECTOR SELECTION

Our Nominating and Corporate Governance Committee shall recommend to our Board criteria for Board and committee membership, which shall include a description of any specific, minimum qualifications that our Nominating and Corporate Governance Committee believes must be met by a nominee, and a description of any specific qualities or skills believed to be necessary for one or more of the Company’s directors to possess.  The adequacy of such criteria will be reassessed by the Nominating and Corporate Governance Committee periodically and any proposed changes will be submitted to our Board for approval.

STOCKHOLDER RECOMMENDATIONS

Our Nominating and Corporate Governance Committee is responsible for reviewing all stockholder nominations and determining whether the nomination and nominee satisfy all applicable eligibility requirements.  Stockholders may recommend director candidates for consideration by our Nominating and Corporate Governance Committee by sending notice to AEye, Inc., Attention: Corporate Secretary, 4670 Willow Road, Suite 125, Pleasanton, CA 94588.

CORPORATE GOVERNANCE GUIDELINES

We are committed to adhering to corporate governance practices that meet applicable U.S. corporate governance standards.  Our Board has adopted Corporate Governance Guidelines that serve as a flexible framework within which our Board and its committees operate.  These guidelines cover a number of areas including the size and composition of the Board, Board membership criteria and director qualifications, director responsibilities, Board agenda, meetings of independent directors, committee responsibilities and assignments, Board member access to management and independent advisors, director communications with third parties, director compensation, director orientation and continuing education, evaluation of senior management, and management succession planning.

The full text of our Corporate Governance Guidelines may be viewed on the “Investors Relations” section of our principal corporate website at www.aeye.ai.

BOARD SELF-ASSESSMENT

The Board anticipates that it will conduct, and that the Nominating and Corporate Governance Committee will oversee, an annual self-evaluation to determine whether our Board is functioning effectively.  Our Board will periodically consider the mix of skills and experience that directors bring to the Board to assess whether the Board has the necessary tools to perform its oversight function effectively.

In addition, our Nominating and Corporate Governance Committee, Audit Committee, and Compensation Committee each plan to conduct their own annual self-assessment, which includes an assessment of the adequacy of their performance as compared to their respective charters.

EXECUTIVE SESSIONS OF INDEPENDENT BOARD MEMBERS

Our Corporate Governance Guidelines provide that our non-employee directors meet in executive session at least four times per year, with no members of management or non-independent directors present.

COMMUNICATING WITH OUR DIRECTORS

Our Board welcomes communications from the Company’s stockholders, and it is the policy of the Company to facilitate communication from stockholders.  Our Board generally believes it is in the Company’s best interests that designated members of management speak on behalf of the Company.  Stockholders and other interested parties wishing to communicate with our Board or with an individual Board member concerning the Company may do so by writing to our Board or to a particular Board member, by mailing such correspondence to AEye, Inc., c/o Corporate Secretary, 4670 Willow Road, Suite 125, Pleasanton, CA 94588.

Please indicate on the envelope or in the email whether the communication is from a stockholder or other interested party.  Our Board has instructed the Corporate Secretary and other relevant members of management to examine incoming communications and forward such communication to our Board or the individual Board members, as appropriate, if such communications are deemed relevant to the Board’s roles and responsibilities.  Our Board has requested that certain types of communications not be forwarded, and redirected if appropriate, such as: spam, business solicitations or advertisements, resumes or employment inquiries, service complaints or inquiries, surveys, or any threatening or hostile materials.

DELINQUENT SECTION 16(A) REPORTS

Section 16(a) of the Securities Exchange Act of 1934 requires our directors, certain officers, and any beneficial owners of more than 10% of our common stock to file reports relating to their ownership and changes in ownership of our common stock with the U.S. Securities and Exchange Commission (“SEC”) and NASDAQ by certain deadlines.  Based on a review of Section 16 filings with respect to our Company made during or with respect to the portion of the year ended December 31, 2024 during which Section 16(a) was applicable to such persons, we believe that each of our directors, executive officers, and 10% stockholders were in compliance with the filing requirements applicable to them.

Item 11. Executive Compensation

EXECUTIVE COMPENSATION

This section sets forth the compensation of our principal executive officer and our other two most highly compensated executive officers for the fiscal year ended December 31, 2024 (collectively, our “NEOs”).  Our NEOs are:

•	Matthew Fisch, our Chairman and Chief Executive Officer;
•	Andrew S. Hughes, our General Counsel and Secretary; and
•	Conor B. Tierney, our Chief Financial Officer and Treasurer.

As an “emerging growth company” under the JOBS Act, we are permitted to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not emerging growth companies.  Accordingly, we have not included in this section a compensation discussion and analysis of our executive compensation programs or tabular compensation information other than the “Summary Compensation Table” and the “Outstanding Equity Awards at Fiscal Year-End” table below.  In addition, for so long as we are an emerging growth company, we will not be required to submit certain executive compensation matters to our stockholders for advisory votes, such as “say-on-pay” and “say-on-frequency” votes.

SUMMARY COMPENSATION TABLE

The following table sets forth the compensation of our NEOs for our fiscal year ended December 31, 2024 (referred to herein as fiscal year 2024) and our fiscal year ended December 31, 2023 (referred to herein as fiscal year 2023).

					Non-Equity
			Stock	Option	Incentive Plan	All other	Total
		Salary	Awards	Awards	Compensation	compensation	Compensation
Name and Principal Position	Year	($)	($)(1)	($)	($)(2)	($)(3)	($)
Matthew Fisch	2024	$500,000	$344,470	$-	$109,375	$517,592	$1,471,437
Chairman and Chief Executive Officer	2023	$ 422,349	$ 4,605,800	$ -	$ 329,538	$ 14,574	$ 5,372,261
Andrew S. Hughes	2024	$385,000	$63,983	$-	$164,227	$402,250	$1,015,460
General Counsel and Secretary	2023	$371,875	$283,629	$-	$181,961	$15,250	$852,715
Conor B. Tierney	2024	$330,000	$164,372	$-	$46,922	$347,586	$888,880
Chief Financial Officer and Treasurer	2023	$318,472	$609,200	$-	$142,393	$15,250	$1,085,315

(1)

Represents the aggregate grant date fair value of stock awards granted, computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718, Compensation—Stock Compensation (“FASB Topic 718”). Each of the stock awards consist of grants of RSUs granted pursuant to the 2021 Equity Plan. Terms of the 2024 RSUs are summarized in “Equity Awards For Fiscal Year 2024,” below. The fair value of each RSU is measured based on the closing price of our common stock on the date of grant. Pursuant to SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions.

(2)	Represents amounts earned under our annual cash bonus program for the year indicated (see “Elements of Executive Compensation – Annual Cash Bonus,” below).
(3)

Represents the Company’s contribution to each NEO’s account in the Company’s 401(k) plan, the payment of previously disclosed retention bonuses that were earned as of December 31, 2024, in the amount of $500,000 for Mr. Fisch, $385,000 for Mr. Hughes, and $330,000 for Mr. Tierney, and in the case of Mr. Fisch and Mr. Tierney, a $342 and $336 reimbursement for gym membership, respectively.

ELEMENTS OF EXECUTIVE COMPENSATION

Base Salary

Base salaries are intended to provide a level of compensation sufficient to attract and retain an effective executive team, when considered in combination with the other components of our executive compensation program. The relative levels of base salary for our NEOs are designed to reflect each NEO’s scope of responsibility and accountability.  The base salary paid to each of our NEOs for 2024 is set forth in the “Summary Compensation Table” above.

Annual Cash Bonus

We provide our NEOs with short-term incentive compensation through an annual cash bonus program.  The annual cash bonus program holds the NEOs accountable to business and individual objectives, rewards the NEOs based on actual business results, and helps sustain a “pay for performance” culture.  For fiscal year 2024, the annual bonus targets were set by our Compensation Committee as follows: for Mr. Fisch, 100% of his base salary; for Mr. Hughes, 65% of his base salary; and for Mr. Tierney, 65% of his base salary.

At the beginning of 2024, our Compensation Committee, on the recommendations of management, set corporate goals and objectives for the year.  In early 2025, our Compensation Committee, based on management’s recommendation, determined that management had achieved some, but not all of the corporate goals for 2024 and funded a bonus pool at that level.  Each of Messrs. Fisch, Hughes, and Tierney received a percentage of their bonus target, which equated to $437,500 for Mr. Fisch, $218,969 for Mr. Hughes, and $187,688 for Mr. Tierney.  However, the Compensation Committee, with input from management, allocated a portion of the total bonus payout for each NEO between cash and the RSUs reflected below.  The amounts reflected in the “Non-Equity Incentive Plan Compensation” column of the “Summary Compensation Table” above reflect the cash portion of the short-term incentive compensation, and the amounts reflected in the “Stock Awards” column reflect the equity portion of the short-term incentive compensation for each NEO in fiscal year 2024.

Equity Awards For Fiscal Year 2024

During fiscal year 2024, none of our NEOs received any equity awards, however, each of our NEOs did receive an equity award in early 2025 for performance in 2024 under the Company’s short-term incentive compensation program.

Restricted Stock Units

In early 2025, each of our NEOs received an award of RSUs granted from our 2021 Equity Plan in recognition of achievement under the Company’s short-term incentive compensation program for 2024.

Mr. Fisch received an award of 351,500 RSUs, Mr. Hughes received an award of 58,700 RSUs, and Mr. Tierney received an award of 150,800 RSUs.  All of these RSUs vested, in full, as of February 15, 2025.

The Company generally intends to grant annual equity awards pursuant to our 2021 Equity Plan to senior management, including our NEOs.

EMPLOYMENT AGREEMENTS WITH OUR NEOS

Other than a standard Employee Proprietary Information and Invention Agreement (“EPIIA”) that is signed by each of our employees at the commencement of their employment, including our NEOs, we do not have employment agreements with any of our NEOs.  Each NEO is employed on at “at-will” basis.  However, our Compensation Committee did provide each of our NEOs with a Change in Control Severance Agreement that provides in the event of a defined change in control and a separation from service, also known as a “double trigger,” the NEO would be entitled to 1.5 times annual base pay and target bonus, prorated target bonus for the year in which the separation from service occurred, an acceleration of all granted but unvested equity awards, and paid health insurance premiums for 18 months from the separation of service.  In addition, in 2023, our Compensation Committee provided each of our NEOs with a retention agreement that provides each NEO with a lump sum payment equal to each NEOs respective annual base salary if the NEO remains employed by us and maintains satisfactory job performance through December 31, 2024.  Each of our NEOs satisfied the conditions required by the retention agreements and were paid the lump sum payment equal to each NEOs respective annual base salary.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table sets forth the outstanding equity awards held by each of our NEOs as of December 31, 2024.

	Share-based awards
	Equity incentive plan awards:		Equity incentive plan awards:
	number of unearned shares, units or		market or payout value of unearned shares,
	other rights that have not vested		units or other rights that have not vested
Name	(#)		($)(1)
Matthew Fisch	84,374	(2)	$107,155
Andrew S. Hughes	466	(3)	$592
	8,179	(4)	$10,387
	1,056	(5)	$1,341
	10,419	(6)	$13,232
Conor B. Tierney	13,890	(7)	$17,640
	10,419	(8)	$13,232
	3,125	(9)	$3,969

(1)	The value of each unvested restricted stock unit is based on the closing price of our common stock on December 31, 2024, which was $1.27.
(2)	This grant shall continue to vest at the rate of 9,375 RSUs on the 15th day of the second month of every calendar quarter until fully vested.
(3)	This grant shall continue to vest at the rate of 155 RSUs on the 15th day of every month until fully vested.
(4)	This grant shall continue to vest at the rate of 817 RSUs on the 15th day of every month until fully vested.
(5)	This grant shall continue to vest at the rate of 1,056 RSUs on the 15th day of the second month of every calendar quarter until fully vested.
(6)	This grant shall continue to vest at the rate of 2,083 RSUs on the 15th day of the second month of every calendar quarter until fully vested.
(7)	This grant shall continue to vest at the rate of 2,778 RSUs on the 15th day of the second month of every calendar quarter until fully vested.
(8)	This grant shall continue to vest at the rate of 2,083 RSUs on the 15th day of the second month of every calendar quarter until fully vested.
(9)	This grant shall continue to vest at the rate of 625 RSUs on the 15th day of the second month of every calendar quarter until fully vested.

RETIREMENT PLAN AND EMPLOYEE BENEFITS

All of our U.S. employees are eligible to participate in broad-based and comprehensive employee benefit programs, including medical, dental, vision, life and disability insurance, and a 401(k) plan with Company contributions.  Our NEOs are eligible to participate in these plans on the same basis as our other employees and do not participate in executive level benefit programs.  Other than our 401(k) plan, we do not sponsor or maintain any deferred compensation or retirement plans.  The Company contributions to the 401(k) plan on behalf of each NEO in fiscal year 2024 are included in the “Summary Compensation Table” above under the column “All Other Compensation.”

TERMINATION AND CHANGE IN CONTROL PROVISIONS

Employment Agreements with our NEOs

A description of the severance payments and benefits to be provided to our NEOs, including in respect of equity awards held by our NEOs, in connection with certain terminations of employment both in connection with a change in control and not in connection with a change in control, is set forth in “Employment Agreements with our NEOs” above.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information known to the Company regarding the beneficial ownership of the common stock as of February 18, 2025, by:

•	each person who is known by the Company to be the beneficial owner of more than five percent (5%) of the outstanding shares of the common stock;
•	each Named Executive Officer and director of the Company; and
•	all current executive officers and directors of the Company, as a group.

Beneficial ownership is determined according to the rules of the SEC, which generally provide that a person or entity has beneficial ownership of a security if he, she, or it possesses sole or shared voting or investment power over that security, including options and warrants that are currently exercisable or exercisable within 60 days.

The beneficial ownership percentages set forth in the table below are based on 18,676,377 shares of common stock issued and outstanding as of February 18, 2025.  In computing the number of shares beneficially owned by a person and the percentage ownership of such person, we deemed to be outstanding all shares subject to equity awards held by the person that are currently exercisable, or would be exercisable or would vest based on service-based vesting conditions within 60 days of February 18, 2025.  However, we did not deem such shares outstanding for the purpose of computing the percentage ownership of any other person.

Unless otherwise noted in the footnotes to the following table, and subject to applicable community property laws, the persons and entities named in the table have sole voting and investment power with respect to their beneficially owned common stock and preferred stock.

Name and Address of Beneficial Owner(1)	Number of Shares of	Percent
	Common stock	Owned
Directors and Named Executive Officers:
Timothy J. Dunn(2)	85,456	*
Luis C. Dussan(3)	290,727	1.56%
Matthew Fisch(4)	238,520	1.28%
Prof. Dr. Bernd Gottschalk(5)	37,915	*
Jonathon B. Husby(6)	29,647	*
Sue E. Zeifman(7)	32,976	*
Andrew S. Hughes(8)	74,037	*
Conor B. Tierney(9)	125,600	*
All directors and executive officers as a group (8 individuals)(10)	914,878	4.90%
Five Percent Holders:
None

* Less than 1%.

(1)	Unless otherwise noted, the business address of each of the following entities or individuals is c/o AEye, Inc., 4670 Willow Road, Suite 125, Pleasanton, CA 94588.
(2)

Consists of 83,886 shares of common stock held of record by Mr. Dunn, 950 shares of common stock held of record by the Dunn Family Trust U/A/D 7/10/2001, for which Mr. Dunn serves as a trustee, and options to purchase 620 shares of common stock.

(3)

Consists of 3,493 shares of common stock held of record by Mr. Dussan, 241,832 held by the Luis Dussan Trust A U/A/D 5/18/2022, for which Mr. Dussan is the trustee and beneficiary, 33,000 held by the Jennifer Dussan Trust A U/A/D 5/18/2022, for which Mr. Dussan’s spouse is the beneficiary and Mr. Dussan is the trustee, and 12,402 shares of common stock held of record by the Luis Carlos Dussan Family Trust dated January 20, 2021, however, with respect to the shares held in this trust, Mr. Dussan disclaims beneficial ownership except to the extent of his pecuniary interest therein.

(4)	Consists of 238,520 shares held of record by Mr. Fisch.
(5)	Consists of 35,435 shares of common stock held of record by Prof. Dr. Gottschalk and options to purchase 2,480 shares of common stock.
(6)	Consists of 29,647 shares of common stock held of record by Mr. Husby.
(7)	Consists of 32,976 shares of common stock held of record by Ms. Zeifman.
(8)

Consists of 72,245 shares of common stock held of record by Mr. Hughes and 1,792 shares of common stock subject to equity awards held by Mr. Hughes that are expected to vest within 60 days of February 18, 2025.

(9)	Consists of 125,600 shares of common stock held of record by Mr. Tierney.
(10)	Consists of 909,986 shares of common stock held of record and 4,892 shares of common stock subject to equity awards that are expected to vest and/or be exercisable within 60 days of February 18, 2025.

Equity Compensation Plan Information

The table below provides information relating to our equity compensation plans, including individual compensation arrangements, under which our common stock is authorized for issuance as of December 31, 2024, as adjusted for stock splits:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders:
2023 CEO Inducement Grant Plan	84,374		$0	0
2021 Equity Incentive Plan	299,812	(1)	$0	706,520	(2)
2016 Stock Plan	128,848	(3)	$13.19	0	(4)
2014 US LADAR Inc. Equity Incentive Plan	11,007	(5)	$3.02	0	(6)
2022 Employee Stock Purchase Plan	0		$0	12,061	(7)
Equity compensation plans not approved by security holders	0		$0	0
Total	524,041			718,581

(1)

Represents 299,812 shares of common stock issuable upon the settlement of outstanding restricted stock units granted under the 2021 Equity Incentive Plan as of December 31, 2024. As of February 18, 2025, no stock options had been issued under the 2021 Equity Incentive Plan.

(2)

To the extent that outstanding awards under the 2021 Equity Incentive Plan are forfeited, canceled, reacquired by the Company, satisfied without the issuance of shares of common stock, or are otherwise terminated (other than by exercise or vesting), such shares subject to such awards will be available for future issuance under the 2021 Equity Incentive Plan. In addition, the number of shares of common stock reserved for issuance under the 2021 Equity Incentive Plan are expected to increased by 406,024 shares after December 31, 2024, representing 3% of the common stock issued and outstanding calculated on a fully diluted basis as of December 31, 2024, and will be cumulatively increased on each January 1 hereafter, through and including January 1, 2031, by a number of shares of common stock of up to 3% of the number of shares of common stock issued and outstanding calculated on a fully-diluted basis on the immediately preceding December 31. The number here does not reflect the increase in shares available for grant occurring after December 31, 2024.

(3)

Represents 128,848 shares of common stock issuable upon settlement of outstanding restricted share units and shares of common stock issuable upon the exercise of outstanding stock options as of December 31, 2024 under the 2016 Stock Plan. To the extent that outstanding awards under the 2016 Stock Plan are forfeited, canceled, reacquired by the Company, satisfied without the issuance of shares of common stock, or are otherwise terminated (other than by exercise or vesting), such shares subject to such awards will not be available for future issuance under the 2016 Stock Plan or any other equity plan.

(4)	No further shares of common stock will be issued under the 2016 Stock Plan.
(5)

Represents 11,007 shares of common stock issuable upon the exercise of outstanding stock options as of December 31, 2024 under the 2014 US LADAR Inc. Equity Incentive Plan. To the extent that outstanding awards under the 2014 US LADAR Inc. Equity Incentive Plan are forfeited, canceled, reacquired by the Company, satisfied without the issuance of shares of common stock, or are otherwise terminated (other than by exercise or vesting), such shares subject to such awards will not be available for future issuance under the 2014 US LADAR Inc. Equity Incentive Plan or any other equity plan.

(6)	No further shares of common stock will be issued under the 2014 US LADAR Inc. Equity Incentive Plan.
(7)

Represents the number of shares available for issuance as of December 31, 2024 under the Employee Stock Purchase Plan. In addition, the number of shares of common stock reserved for issuance under the 2022 Employee Stock Purchase Plan are expected to be increased by 135,341 shares after December 31, 2024, representing 1% of the common stock issued and outstanding calculated on a fully diluted basis as of December 31, 2024, and will be cumulatively increased on each January 1 hereafter, through and including January 1, 2032, by a number of shares of common stock of up to 1% of the number of shares of common stock issued and outstanding calculated on a fully-diluted basis on the immediately preceding December 31. The number here does not reflect the increase in shares available for grant occurring after December 31, 2024.

Item 13. Certain Relationships and Related Transactions, and Director Independence

CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

The following includes a summary of transactions since January 1, 2023 to which we have been a party, in which the amount involved in the transaction exceeded $120,000, and in which any of our directors, executive officers or, to our knowledge, beneficial owners of more than 5% of our capital stock or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest, other than equity and other compensation, termination, change of control, and other arrangements, which are described under the section entitled “Executive Compensation.”

EMPLOYMENT RELATIONSHIP

From November 2016 until December 15, 2023, we employed Miguel Dussan, a sibling of our Company’s director and former Chief Technology Officer, who was our Director, Human Resources.  In 2023, Mr. Dussan received total cash compensation of $149,000. In 2023, Mr. Dussan was granted 333 RSUs that vested over three quarters and 1,666 RSUs that vest over three years.  In addition, he participated in all other benefits that the Company generally offers to all of its employees.

INDEMNIFICATION UNDER CERTIFICATE OF INCORPORATION AND BYLAWS; INDEMNIFICATION AGREEMENTS

Our Bylaws provide that we will indemnify our directors and officers to the fullest extent permitted by the Delaware General Corporation Law (“DGCL”), subject to certain exceptions contained in our Bylaws.  In addition, our Certificate of Incorporation provides that our directors will not be liable for monetary damages for breach of fiduciary duty.

We have also entered into indemnification agreements with each of our executive officers and directors.  The indemnification agreements provide the indemnitees with contractual rights to indemnification, and expense advancement and reimbursement, to the fullest extent permitted under the DGCL, subject to certain exceptions contained in those agreements.

POLICY REGARDING RELATED PARTY TRANSACTIONS

Our Board of Directors has adopted a written policy on transactions with related persons that is in conformity with the requirements for issuers having publicly held common stock that is listed on NASDAQ.  The purpose of the policy is to describe the procedures used to identify, review, approve, and disclose, if necessary, any transaction, arrangement, or relationship (or any series of similar transactions, arrangements, or relationships) in which (i) we were, are, or will be a participant, (ii) the aggregate amount involved exceeds $120,000, and (iii) a related person has or will have a direct or indirect material interest, in each case, other than compensation arrangements approved by our Board of Directors.  For purposes of the policy, a related person is (a) any person who is, or at any time since the beginning of our last fiscal year was, a director or executive officer of us or a nominee to become a director, (b) any person who is known to be the beneficial owner of more than 5% of our voting securities, (c) any immediate family member of any of the foregoing persons sharing the same household as such person, or (d) any firm, corporation, or other entity in which any of the foregoing persons is employed or is a general partner or principal or in a similar position, or in which such person has a 5% or greater beneficial ownership interest.  Our Audit Committee reviews and approves, or ratifies, each related party transaction, taking into account whether the terms are comparable to those that would be obtained in an arm’s length transaction, the extent of the related person’s interest, and other relevant factors.  If advance approval of a related party transaction is not feasible, then the transaction may be preliminarily entered into by management upon prior approval by the General Counsel, subject to ratification by our Audit Committee at its next regularly scheduled meeting.  No director may participate in approval of a related party transaction for which he or she is a related person.

Item 14. Principal Accounting Fees and Services

The information required by this item is incorporated herein by reference our Proxy Statement for the 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the year ended December 31, 2024.

Part IV

Item 15. Exhibits, Financial Statement Schedules

The following documents are filed as part of this report:

1. Financial Statements. The financial statements included in “Index to the Consolidated Financial Statements” in Part II, Item 8 are filed as part of this Annual Report on Form 10-K.

2. Financial Statement Schedules. None.

3. Exhibits. Exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Annual Report on Form 10-K.

Exhibit Number	Description	Form	File Number	Exhibit/ Appendix Reference	Filing Date	Filed Herewith
2.1†	Merger Agreement, dated as of February 17, 2021, by and among CF Finance Acquisition Corp. III, Merger Sub and AEye.	S-4	333-256058	2.1	5/13/2021
2.2	Amendment to the Merger Agreement, dated as of April 30, 2021, by and among CF Finance Acquisition Corp. III, merger Sub and AEye Technologies.	S-4	333-256058	2.2	5/13/2021
3.1	Second Amended and Restated Certificate of Incorporation of AEye, Inc.	8-K	001-39699	3.1	08/23/2021
3.2	Certificate of Amendment of the Second Amended and Restated Certificate of Incorporation of AEye, Inc.	10-Q	001-39699	3.2	05/11/2023
3.3	Certificate of Amendment to the Company’s Second Amended and Restated Certificate of Incorporation, as amended, filed on December 26, 2023.	8-K	001-39699	3.1	12/29/2023
3.4	Amended and Restated Bylaws of AEye, Inc.	8-K	001-39699	3.2	08/23/2021
4.1	Registration Rights Agreement by and between AEye, Inc. and Tumim Stone Capital LLC, dated December 8, 2021.	8-K/A	001-39699	4.1	12/15/2021
4.2	Warrant Agreement dated November 12, 2020, between Continental Stock Transfer & Trust Company and CF Finance Acquisition Corp. III.	S-4	333-256058	4.1	05/13/2021
4.3	Specimen Warrant Certificate.	S-4	333-256058	4.2	05/13/2021
4.4	Registration Rights Agreement, by and between AEye, Inc. and New Circle Principal Investment LLC, dated July 25, 2024	8-K	001-39699	4.1	07/29/2024
4.5	Registration Rights Agreement by and between AEye, Inc. and the purchaser named in the signature pages thereto, dated January 2, 2025	8-K	001-39699	10.2	01/03/2025
4.6	Form of Senior Unsecured Convertible Promissory Note to be issued by the Company pursuant to and in accordance with the Securities Purchase Agreement, dated January 2, 2025	8-K	001-39699	4.1	01/03/2025
4.7	Form of Common Stock Purchase Warrant to be issued by the Company pursuant to and in accordance with the Securities Purchase Agreement, dated January 2, 2025	8-K	001-39699	4.2	01/03/2025
4.8	Description of Securities Registered under Section 12 of the Securities Exchange Act of 1934.	10-K	001-39699	4.5	03/28/2022
10.1	Form of PIPE Subscription Agreement.	S-4	333-256058	10.1	05/13/2021
10.2	Form of Stockholder Support Agreement, by and among CF Finance Acquisition Corp. III and certain stockholders of AEye, Inc.	8-K	001-39699	10.2	02/17/2021
10.3	Form of Amended and Restated Stockholder Support Agreement, by and among CF Finance Acquisition Corp. III and certain stockholders of AEye, Inc.	S-4	333-256058	10.2	05/13/2021
10.4	Form of Sponsor Support Agreement, by and among CF Finance Acquisition Corp. III, CF Finance Holdings III, LLC and AEye, Inc.	S-4	333-256058	10.3	05/13/2021
10.5	Form of Amendment to Sponsor Support Agreement, by and among CF Finance Acquisition Corp. III, CF Finance Holdings III, LLC and AEye, Inc.	S-4	333-256058	10.4	05/13/2021
10.6	Form of Lock-Up Agreement, by and among CF Finance Acquisition Corp. III, AEye, Inc. and the holder signatory thereto.	S-4	333-256058	10.5	05/13/2021
10.7	Promissory Note dated April 30, 2021.	8-K	001-39699	10.3	05/03/2021
10.8+	Amended and Restated AEye, Inc. 2021 Equity Incentive Plan.	AEye, Inc. Definitive Proxy Statement on Schedule 14A	001-39699	Annex B	03/20/2023
10.9+	Form of Indemnification Agreement.	8-K	001-39699	10.2	08/23/2021
10.10	Office Lease by and between TRT NOIP DUBLIN LP and the company, dated April 26, 2019.	S-4	333-256058	10.8	05/13/2021
10.11+	Form of Change in Control Severance Agreement.	8-K	001-39699	10.1	03/18/2022
10.12	Common Stock Purchase Agreement by and between AEye, Inc. and Tumim Stone Capital LLC, dated December 8, 2021.	8-K/A	001-39699	10.1	12/15/2021
10.13	Registration Rights Agreement, by and among CF Finance Acquisition Corp. III and the investors listed thereto.	S-4	333-256058	10.6	05/13/2021
10.14	Form of Senior Unsecured Convertible Note, dated September 15, 2022.	8-K	001-39699	4.1	09/16/2022
10.15	Form of Common Stock Purchase Warrant, dated September 15, 2022.	8-K	001-39699	4.2	09/16/2022
10.16	Securities Purchase Agreement by and among AEye, Inc. and 3i, LP, dated September 15, 2022.	8-K	001-39699	10.1	09/16/2022
10.17	Registration Rights Agreement by and among AEye, Inc. and 3i, LP, dated September 15, 2022.	8-K	001-39699	10.2	09/16/2022
10.18+	Offer Letter by and between the Company and Matthew Fisch, dated January 20, 2023.	8-K	001-39699	10.1	02/01/2023
10.19+	Form Retention Agreement.	8-K	001-39699	10.1	11/07/2023
10.20+	AEye, Inc. 2022 Employee Stock Purchase Plan.	AEye, Inc. Definitive Proxy Statement on Schedule 14A	001-39699	Annex A	03/31/2022
10.21+	AEye, Inc. 2023 CEO Inducement Grant Plan.	S-8	333-270731	10.3	03/22/2023
10.22	Share Purchase Agreement by and among AEye, Inc. and New Circle Principal Investments LLC, dated July 25, 2024	8-K	001-39699	10.1	07/29/2024
10.23	Form of Securities Purchase Agreement, dated May 29, 2024, between AEye, Inc. and the Purchasers	8-K	001-39699	10.1	05/29/2024
10.24	Form of Lock-Up Agreement	8-K	001-39699	10.2	05/29/2024
10.25	Securities Purchase Agreement by and among AEye, Inc. and Dowslake Microsystems Corporation, dated May 10, 2024	8-K	001-39699	10.1	05/15/2024
10.26	At Market Issuance Sales Agreement by and between AEye, Inc. and A.G.P./Alliance Global Partners, dated September 12, 2024	8-K	001-39699	10.1	09/13/2024
10.27	Securities Purchase Agreement by and between AEye, Inc. and the purchaser named in the signature pages thereto, dated January 2, 2025	8-K	001-39699	10.1	01/03/2025
19.1	Insider Trading Policy effective as of August 3, 2023	10-K	333-259554	19.1	03/27/2024
21.1	List of Significant Subsidiaries.					X
23.1	Consent of Deloitte & Touche LLP.					X
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

						X
32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
97.1	AEye, Inc. Dodd Frank Clawback Policy	10-K	333-259554	97.1	03/27/2024
101.INS	Inline XBRL Instance Document					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					X

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

Dated: February 24, 2025

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

February 24, 2025

By: /s/ Conor Tierney

Conor Tierney

Chief Financial Officer and Treasurer

(Principal Financial Officer)

February 24, 2025

By: /s/ Timothy J. Dunn

Timothy J. Dunn

Director

February 24, 2025

By: /s/ Luis C. Dussan

Luis C. Dussan

Director

February 24, 2025

By: /s/ Prof. Dr. Bernd Gottschalk

Prof. Dr. Bernd Gottschalk

Director

February 24, 2025

By: /s/ Jonathon B. Husby

Jonathon B. Husby

Director

February 24, 2025

By: /s/ Sue E. Zeifman

Sue E. Zeifman

Director

February 24, 2025