Form 10-Q
period 2025-03-31
AEye, Inc.
filed 2025-05-12
CIK 1818644

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

As of May 7, 2025, the registrant had 19,232,680 shares of common stock, $0.0001 par value per share, outstanding.

AEye, Inc.

Quarterly Report on Form 10-Q

For the Quarterly Period Ended March 31, 2025

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

These statements are only predictions based on our current expectations and projections about future events. These statements involve known and unknown risks, uncertainties, and other important factors that could cause our actual results, level of activity, performance, or achievements to differ materially from the results, level of activity, performance, or achievements expressed or implied by the forward-looking statements. Given these risks, uncertainties, and other factors, you should not place undue reliance on these forward-looking statements. These factors include the information set forth in Part 1, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 under the heading “Risk Factors,” and Part II, Item 1A, of this Quarterly Report under the heading “Risk Factors,” which we encourage you to carefully read. Although we believe the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, level of activity, performance, or achievements. We undertake no obligation to update any forward-looking statements made in this Form 10-Q to reflect events or circumstances after the date of this Form 10-Q or to reflect new information or the occurrence of unanticipated events, except as required by law.

PART 1. FINANCIAL INFORMATION

Item 1. Financial statements (Unaudited)

AEYE, INC. CONDENSED CONSOLIDATED BALANCE SHEETS (In thousands, except share amounts and par value data)

	March 31, 2025	December 31, 2024
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$5,267	$10,266
Marketable securities	20,659	12,012
Accounts receivable, net	6	11
Inventories, net	101	176
Prepaid and other current assets	929	2,706
Total current assets	26,962	25,171
Right-of-use assets	601	652
Property and equipment, net	574	605
Other noncurrent assets	659	692
Total assets	$28,796	$27,120

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$3,850	$3,598
Accrued expenses and other current liabilities	3,686	7,709
Convertible note, current	3,233	—
Total current liabilities	10,769	11,307
Operating lease liabilities, noncurrent	420	479
Convertible note, noncurrent	146	146
Other noncurrent liabilities	463	64
Total liabilities	11,798	11,996
COMMITMENTS AND CONTINGENCIES (Note 17)
STOCKHOLDERS’ EQUITY:
Preferred stock—$0.0001 par value: 1,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock—$0.0001 par value: 600,000,000 shares authorized; 18,690,177 and 13,734,160 shares issued and outstanding at March 31, 2025 and December 31, 2024	2	1
Additional paid-in capital	398,101	388,213
Accumulated other comprehensive income	6	5
Accumulated deficit	(381,111)	(373,095)
Total stockholders’ equity	16,998	15,124
Total liabilities and stockholders’ equity	$28,796	$27,120

The accompanying notes are an integral part of these condensed consolidated financial statements.

AEYE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except share amounts and per share data)
(Unaudited)

	Three months ended March 31,
	2025	2024
Revenue	$64	$20
Cost of revenue	96	263
Gross loss	(32)	(243)
OPERATING EXPENSES:
Research and development	3,490	4,532
Sales and marketing	383	341
General and administrative	2,895	5,615
Total operating expenses	6,768	10,488
LOSS FROM OPERATIONS	(6,800)	(10,731)
OTHER INCOME (EXPENSE):
Change in fair value of convertible note and warrant liabilities	680	2
Interest income and other	214	195
Interest expense and other	(2,108)	317
Total other income (expense), net	(1,214)	514
Loss before income tax expense	(8,014)	(10,217)
Provision for income tax expense	2	2
Net loss	$(8,016)	$(10,219)
Change in net unrealized gain (loss) on available-for-sale securities, net of tax	1	(14)
Comprehensive loss	$(8,015)	$(10,233)

PER SHARE DATA
Net loss per share (basic and diluted)	$(0.46)	$(1.61)
Weighted average shares outstanding (basic and diluted)	17,448,617	6,352,835

The accompanying notes are an integral part of these condensed consolidated financial statements.

AEYE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the three months ended March 31, 2025 and 2024

(In thousands, except share amounts)

(Unaudited)

					Additional	Accumulated Other		Total
	Preferred Stock		Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity
BALANCE—December 31, 2024	—	$—	13,734,160	$1	$388,213	$5	$(373,095)	$15,124
Stock-based compensation	—	—	—	—	2,501	—	—	2,501
Issuance of common stock upon vesting of restricted stock units	—	—	838,656	—	—	—	—	—
Taxes related to net share settlement of equity awards	—	—	(396,662)	—	(333)	—	—	(333)
Issuance of common stock under the Common Stock Purchase Agreements	—	—	4,514,023	1	7,815	—	—	7,816
Transaction costs related to the Common Stock Purchase Agreements	—	—	—	—	(95)	—	—	(95)
Other comprehensive income, net of tax	—	—	—	—	—	1	—	1
Net loss	—	—	—	—	—	—	(8,016)	(8,016)
BALANCE—March 31, 2025	—	$—	18,690,177	$2	$398,101	$6	$(381,111)	$16,998

					Additional	Accumulated Other		Total
	Preferred Stock		Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity

BALANCE—December 31, 2023	—	$—	6,310,090	$1	$366,647	$10	$(337,635)	$29,023
Stock-based compensation	—	—	—	—	3,014	—	—	3,014
Issuance of common stock upon vesting of restricted stock units	—	—	98,623	—	—	—	—	—
Taxes related to net share settlement of equity awards	—	—	(34,694)	—	(45)	—	—	(45)
Issuance of common stock under the Common Stock Purchase Agreement	—	—	129,000	—	165	—	—	165
Other comprehensive income, net of tax	—	—	—	—	—	(14)	—	(14)
Net loss	—	—	—	—	—	—	(10,219)	(10,219)
BALANCE—March 31, 2024	—	—	6,503,019	1	369,781	(4)	(347,854)	21,924

The accompanying notes are an integral part of these condensed consolidated financial statements.

AEYE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three months ended March 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(8,016)	$(10,219)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	37	29
Noncash lease expense relating to operating lease right-of-use assets	51	364
Gain on termination of operating lease, net	(1,685)	—
Common stock purchase agreement costs	111	—
Debt issuance costs	1,984	—
Inventory write-downs, net of scrapped inventory	24	19
Change in fair value of convertible note and warrant liabilities	(680)	(2)
Stock-based compensation	2,501	3,014
Amortization of premiums and accretion of discounts on marketable securities, net of change in accrued interest	(74)	(252)
Expected credit losses, net of write-off	—	14
Changes in operating assets and liabilities:
Accounts receivable, net	5	50
Inventories, current and noncurrent, net	4	18
Prepaid and other current assets	98	772
Other noncurrent assets	80	97
Accounts payable	222	309
Accrued expenses and other current liabilities	(2,408)	(1,343)
Operating lease liabilities	(57)	(397)
Other noncurrent liabilities	—	(358)
Net cash used in operating activities	(7,803)	(7,885)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(6)	(87)
Purchases of marketable securities	(14,303)	(6,045)
Proceeds from redemptions and maturities of marketable securities	5,731	6,500
Net cash (used in) provided by investing activities	(8,578)	368
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of convertible note	2,950	—
Transaction costs related to issuance of convertible note	(578)	—
Taxes paid related to the net share settlement of equity awards	(333)	(45)
Proceeds from issuance of common stock under Common Stock Purchase Agreements	9,495	165
Stock issuance costs related to Common Stock Purchase Agreements	(152)	—
Net cash provided by financing activities	11,382	120
NET DECREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(4,999)	(7,397)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH—Beginning of period	10,266	19,082
CASH, CASH EQUIVALENTS AND RESTRICTED CASH—End of period	$5,267	$11,685
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes, net of refund	$22	$2
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Noncash debt issuance costs	$1,362
Stock issuance costs included in accounts payable and accrued liabilities	$252	—
Debt issuance costs included in accounts payable and accrued liabilities	$45	—

The accompanying notes are an integral part of these condensed consolidated financial statements.

AEYE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data or otherwise stated)

1.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

AEye, Inc. and its wholly owned subsidiaries (the “Company” or “AEye”) is a provider of high-performance, active lidar systems for vehicle autonomy, advanced driver-assistance systems, or ADAS, and robotic vision applications. AEye’s 4SightTM Intelligent Sensing Platform includes a solid-state software definable active lidar sensor, an adaptive sensing SmartScan architecture to scan dynamic scenes/targets, and sophisticated signal processing capability that provides precise measurements and imaging for various safety-critical applications. The 4Sight™ Intelligent Sensing platform captures more information with less data, facilitating faster, more accurate, and more reliable perception of the environment.

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

Unaudited Condensed Consolidated Financial Statements

The accompanying condensed consolidated financial statements are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial statements and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for fair presentation have been included. The accompanying interim unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes thereto for the year ended December 31, 2024 included in the Company's Annual Report on Form 10-K for the year ended December 31, 2024.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant items subject to such estimates and assumptions include lease termination liability, write-downs of inventory to the lower of cost or net realizable value, investments, embedded derivative and warrant liabilities, stock-based compensation, and convertible notes.

Principle of Consolidation and Liquidity

The accompanying condensed consolidated financial statements include the accounts of AEye, Inc. and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

The Company has funded its operations primarily through the business combination and issuances of stock. As of March 31, 2025, the Company’s existing sources of liquidity included cash, cash equivalents, and marketable securities of $25,926.

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

Since its inception, the Company has incurred net losses and negative cash flows from operations. As of March 31, 2025, the Company had an accumulated deficit of $381,111. For the three months ended March 31, 2025 and 2024, the Company incurred a net loss of $8,016 and $10,219, respectively, and the Company had net cash outflows from operating activities of $7,803 and $7,885, respectively. As of March 31, 2025, the Company had $25,926 of cash, cash equivalents, and marketable securities. As the Company is still in its early stages, it is expected to incur additional operating losses and negative cash flows as it continues to focus on achieving commercialization of its lidar solutions. It remains critical for the Company to preserve cash and manage spending to extend its liquidity.

When conditions and events, in the aggregate, impact an entity’s ability to continue as a going concern, management evaluates the mitigating effect of its plans to determine if it is probable that the plans will be effectively implemented, and, when implemented, the plans will mitigate the relevant conditions or events.

The Company is dependent upon raising additional capital to provide the cash necessary to continue its ongoing operations and execute against its strategic objectives. During the three months ended March 31, 2025, the Company issued shares through stock purchase agreements and a convertible note totaling $11,055. However, successfully raising capital is outside of management's control and there can be no assurance that the Company will be able to obtain additional financing on terms acceptable to the Company, on a timely basis, or at all. The extent of the Company’s ability to raise additional capital through the issuance of equity is dependent on the market price of its common stock and declines in stock price may materially and adversely affect the Company’s capacity to secure necessary financing to support ongoing operations. Should the Company not be able to raise additional capital, the Company plans to adjust spending to preserve and extend liquidity over the next 12 months, these plans include managing its workforce to reduce payroll costs and managing other discretionary spending. There can be no assurance that the Company will be successful in these efforts to preserve cash.

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

Recent Accounting Pronouncements

 In December 2023, the Financial Accounting Standards Board (“FASB”), issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740) - Improvements to Income Tax Disclosures, to increase the transparency and usefulness of income tax information through improvements to the income tax disclosures primarily related to the rate reconciliation and income taxes paid information. The guidance is effective for fiscal years beginning after December 15, 2024. The Company is currently assessing the effect that the updated standard will have on its financial statement disclosures.

In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses, which requires annual and interim disclosure of disaggregated disclosures of certain costs and expenses on the income statement. The standard is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. Amendments are applied on a prospective basis with retrospective application permitted. The Company is currently evaluating the impact of this guidance.

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

The Company's financial instruments that are not remeasured at fair value include accounts receivable, prepaid and other current assets, accounts payable, accrued expenses, other current and noncurrent liabilities, and the noncurrent convertible note. The carrying values of these financial instruments approximate their fair values.

The Company’s financial assets and liabilities measured at fair value on a recurring basis and the level of inputs used for such measurements were as follows (in thousands):

	Fair Value Measured as of March 31, 2025 Using:
	Adjusted Cost	Unrealized Gains	Fair Value	Cash and Cash Equivalent	Marketable Securities
Assets
Level 1
Money market funds	$4,778	$—	$4,778	$4,778	$—
Level 2
Asset-backed securities	905	(1)	904	—	$904
Corporate bonds	13,140	4	13,144	—	13,144
Commercial paper	3,358	1	3,359	—	3,359
U.S. Government securities	3,250	2	3,252	—	3,252
Total financial assets	$25,431	$6	$25,437	$4,778	$20,659
Liabilities
Level 2
Private placement warrant liability	$—	$—	$—	$—	$—
Level 3
Convertible note, current	—	—	3,233	—	—
Derivative warrant liabilities	—	—	425	—	—
Total financial liabilities	$—	$—	$3,658	$—	$—

	Fair Value Measured as of December 31, 2024 Using:
	Adjusted Cost	Unrealized Gains	Fair Value	Cash and Cash Equivalent	Marketable Securities
Assets
Level 1
Money market funds	$5,823	$—	$5,823	$5,823	$—
Level 2
Corporate bonds	9,660	4	9,664	—	9,664
Commercial paper	945	—	945	—	945
U.S. Government securities	1,402	1	1,403	—	1,403
Total financial assets	$17,830	$5	$17,835	$5,823	$12,012
Liabilities
Level 2
Private placement warrant liability	$—	$—	$—	$—	$—
Level 3
Derivative warrant liability	—	—	26	—	—
Total financial liabilities	$—	$—	$26	$—	$—

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

2025 Convertible Note: In January 2025, the Company entered into a convertible note agreement with a face value of $3,240 (the "2025 Note"). The Company elected the fair value option to account for the 2025 Note. The fair value estimate of the 2025 Note is based on a binomial-lattice model, which represents Level 3 measurements. Significant assumptions include the discount rate used in the model, remaining term, stock price, and volatility. The changes in fair value are recognized in other income (expense), net for each reporting period. See Note 7 for details of the terms and conditions of the 2025 Note.

Derivative Warrant Liabilities: On September 15, 2022, the Company entered into a convertible note agreement with a face value of $10,500 (the "2022 Note"). The Company issued warrants as part of the 2022 Note. The warrants are recorded on the condensed consolidated balance sheets at fair value. The fair value is based on unobservable inputs, which represent Level 3 measurements within the fair value hierarchy. The fair value estimate of the warrants was based on a Monte-Carlo simulation model. Inherent in a Monte-Carlo simulation model are assumptions related to price, volatility, risk-free interest rate, term to expiration, and dividend yield. Changes in fair value are recognized in other income (expense) for each reporting period. Derivative Warrant Liability is included within other noncurrent liabilities on the condensed consolidated balance sheets.

In January 2025, in connection with the 2025 Note, the Company issued warrants, which are recorded on the accompanying condensed consolidated balance sheets at fair value. The fair value is based on unobservable inputs, which represent Level 3 measurements within the fair value hierarchy. The fair value estimate of the warrants was based on a Black-Scholes model. Inherent in a Black-Scholes model are assumptions related to price, volatility, risk-free interest rate, term to expiration, and dividend yield. Changes in fair value are recognized in other income (expense) for each reporting period. Derivative Warrant Liability is included within other noncurrent liabilities on the condensed consolidated balance sheets.

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

For the three months ended March 31, 2025, there were no net transfers between Level 1 and Level 2 inputs.

The following table presents a summary of the changes in fair value of the Company’s Level 3 financial instruments for the three months ended March 31, 2025 (in thousands):

	Derivative Warrant Liabilities	2025 Note	Total
Balance at December 31, 2024	$26	$—	$26
Additions	1,046	3,266	4,312
Change in fair value included in other income (expense), net	(647)	(33)	(680)
Balance at March 31, 2025	$425	$3,233	$3,658

The key inputs into the Black-Scholes model for the derivative warrant liability from the 2025 Note valued at March 31, 2025 are as follows:

March 31, 2025
Expected term (years)	4.3
Expected volatility	190.0%
Risk-free interest rate	3.9%
Dividend yield	—%
Exercise price	$2.22

The key inputs into the binomial-lattice model for the 2025 Note valued at March 31, 2025 are as follows:

March 31, 2025
Expected term (years)	1.2
Expected volatility	200.0%
Risk-free interest rate	4.0%
Dividend yield	—%
Estimated credit spread	36.0%

If factors or assumptions change, the estimated fair values could be materially different. The value of the Company’s convertible note and derivative warrant liabilities would increase if a higher risk-free interest rate was used and would decrease if a lower risk-free interest rate was used. Similarly, a higher volatility assumption would increase the value of the liabilities, and a lower volatility assumption would decrease the value of the liabilities.

3.	INVENTORIES

Inventory, net of write-downs, as of March 31, 2025 and  December 31, 2024 were as follows (in thousands):

	March 31, 2025	December 31, 2024
	(unaudited)
Raw materials	$83	$158
Work in-process	—	—
Finished goods	18	18
Total inventory, net	$101	$176

The Company also had $256 and $209 of noncurrent inventory (raw materials), net of write-downs, classified within other noncurrent assets on the condensed consolidated balance sheet as of March 31, 2025 and  December 31, 2024, respectively.

The Company’s current and noncurrent inventory as of March 31, 2025 and  December 31, 2024 was written down by $4,668 and $4,659, respectively, in order to reduce inventory to the lower of cost or net realizable value.

4.	PREPAID AND OTHER CURRENT ASSETS

Prepaid and other current assets as of March 31, 2025 and  December 31, 2024 were as follows (in thousands):

	March 31, 2025	December 31, 2024
	(unaudited)
Prepaid expenses	$875	$966
Receivable for issuance of common stock	—	1,679
Other	54	61
Total prepaid and other current assets	$929	$2,706

The Company’s advances to suppliers as of March 31, 2025 and  December 31, 2024 were written down by $1,041 and $1,041, respectively, associated with the winding down of its legacy Non-Automotive product as part of its revised strategic plan. See Note 15, Restructuring, for further details.

5.	LEASES

The Company leases office facilities in Northern California under non-cancelable operating leases. In July 2024, the Company entered into two new long-term leases, one of which the Company uses as its headquarters.

In August 2024, one of the Company's existing leases, originally set to expire on  November 30, 2026 was terminated early. In conjunction with the early termination, the Company recorded a net gain of $491 on termination of the operating lease during the year ended December 31, 2024. The net gain included a gain of $5,954, comprised of a $16,325 net liability reduction, partially offset by a $10,371 decrease in its remaining right of use asset.  Additionally, in accordance with terms in the lease agreement and based on certain assumptions, the Company recorded a lease termination loss of $5,463, representing estimated unpaid rent for the remaining term. The net gain was recorded in general and administrative expenses in the condensed consolidated statement of operations and comprehensive loss. The lease termination liability was reduced by the draw-down of the $2,150 letter of credit by the landlord in August 2024; the remaining liability of $3,313 as of December 31, 2024 was recorded in accrued expenses and other current liabilities in the condensed consolidated balance sheet.

On April 28, 2025, the Company and the former landlord entered into a settlement agreement to resolve all outstanding disputes related to the early termination of the lease. Under the terms of the agreement, the Company will pay $1,400 in cash and issue a warrant to purchase up to 350,000 shares of common stock at an initial exercise price of $2.22 per share with an estimated fair value of $228. The settlement was treated as a Type 1 subsequent event, and as a result, the Company adjusted the termination liability to $1,628 as of March 31, 2025 and recorded a gain on termination of operating lease of $1,685 during three months ended March 31, 2025. See Note 17, Commitments and Contingencies, for further discussion.

The components of operating lease expenses, excluding the gain on early termination of operating lease, for the three months ended March 31, 2025 and 2024, are as follows (in thousands):

	Three months ended March 31,
	2025	2024
Operating lease cost	$71	$589
Variable lease cost	4	84
Total operating lease cost	$75	$673

Maturities of lease liabilities, excluding the lease termination liability, are as follows (in thousands):

Operating leases
Years ending - December 31:	(unaudited)
2025 (remaining nine months)	$207
2026	283
2027	258
Total lease payments	748
Less amount to discount to present value	(59)
Present value of lease liabilities	$689

6.	ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities as of March 31, 2025 and  December 31, 2024  are as follows (in thousands):

	March 31, 2025	December 31, 2024
	(unaudited)
Lease termination liability	$1,628	$3,313
Accrued payroll	370	347
Operating lease liabilities	269	267
Accrued payroll taxes	126	159
Accrued bonuses	37	2,875
Accrued other	1,256	748
Total accrued expenses and other current liabilities	$3,686	$7,709

7.	CONVERTIBLE NOTES

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

2025 Convertible Note

In January 2025, the Company entered into a Securities Purchase Agreement with a certain institutional investor and issued (i) a senior unsecured convertible promissory note (the "2025 Note") for an aggregate principal amount of $3,240 for an aggregate purchase price of $3,000 and (ii) a warrant to purchase up to 805,263 shares of the Company’s common stock. The 2025 Note, subject to an original issue discount of 7.4%, has a term of eighteen months and accrues interest at the rate of 7% per annum.  The interest may be settled in cash or shares at the option of the Company and is payable together with monthly redemptions of the outstanding principal amount of the Note. The 2025 Note is convertible into Common Stock, at a per share conversion price equal to $2.22, subject to adjustments noted in the Note.

Beginning April 2025, and the first of each subsequent month (each a "Monthly Redemption Date or an "Installment Date"), the Company shall redeem the Monthly Redemption Amount until the 2025 Note is fully redeemed, payable in cash or, so long as certain equity conditions are met, shares of Common Stock at the option of the Company. The equity conditions that must be met in order for the Company to settle the Monthly Redemption Amount in shares include requirements for the daily volume weighted average price of the Company's Common Stock to exceed $0.50 and the average daily trading volume of the Company's Common Stock to exceed $100 for the twenty (20) trading days prior to the applicable Installment Notice Date (which is the sixth (6th) trading day prior to each Installment Date). The Monthly Redemption Amount, in most instances, will be 1/15th of the original principal amount, plus any amount accelerated pursuant to the 2025 Note, accrued but unpaid interest, and late fees, if any. If the Company elects to settle such redemptions in shares of Common Stock, the number of shares to be settled shall be based on an Installment Conversion Price equal to the lower of (i) $2.22 or (ii) the greater of $0.30 and 90% of average volume weighted average price of the Common Stock during the five (5) trading days immediately preceding the applicable Monthly Redemption Date. The investor is permitted to accelerate up to one Monthly Installment Amount, not exceeding five times between Installments, (each, an "Acceleration," and each such amount, an "Acceleration Amount", and the Conversion Date of any such Acceleration, each an "Acceleration Date") at the Acceleration Conversion Price. The Acceleration Conversion Price shall be the lower of (i) $2.22 or (ii) the greater of $0.30 and 90% of average volume weighted average price of the Common Stock during the five (5) trading days immediately preceding the applicable Acceleration Date.

The 2025 Note may not be converted into Common Stock to the extent such conversion would result in the investor and its affiliates having beneficial ownership of more than 19.99% of our then outstanding shares of Common Stock. This limitation is waived if the Company either obtains stockholder approval as required by the applicable exchange rules or secures a satisfactory written opinion from its counsel stating that such approval is unnecessary.

The Company and investor entered into a registration rights agreement (the “Registration Rights Agreement”) to which the Company is required to file a registration statement registering the resale by the investor of any shares of the Company’s common stock issuable upon conversion, including the resale of shares issuable upon exercise of the associated warrants. The Company is required to meet certain obligations with respect to the timeliness of the filing and effectiveness of the registration statement. The Company filed such registration statement on January 16, 2025, and an amendment thereto on February 25, 2025, which was declared effective by the U.S. Securities and Exchange Commission on March 4, 2025.

The Company elected to apply the fair value option to the measurement of the 2025 Note. As a result of adopting the fair value option no embedded derivatives are bifurcated from the 2025 Note. The Company classifies the 2025 Note as a liability at fair value and will remeasure the 2025 Note to fair value at each reporting period. The total proceeds received from the investor of $3,000 is allocated between the 2025 Note and the related warrants issued using the relative fair value method at issuance date. This resulted in an initial fair value of $3,266 being allocated to the 2025 Note, and $1,046 allocated to the associated warrants (see Note 2 for further details). The Company recorded a non-cash issuance costs of $1,312, representing the difference between the fair value and proceeds received, within Interest expense and other on the condensed consolidated statement of operations. The fair value measurement includes the assumption of accrued interest and expense and thus a separate amount is not reflected on the condensed consolidated statement of operations.

As of March 31, 2025, the 2025 Note has an outstanding principal balance and accrued interest of $3,296 and is recorded as a current liability at fair value of $3,233.

8.	INTEREST EXPENSE AND OTHER

Interest expense and other for the three months ended March 31, 2025 and 2024 consisted of the following (in thousands):

	Three months ended March 31,
	2025	2024
Common stock purchase agreements costs	$111	$—
Debt issuance costs	1,984	—
Amortization of premiums (accretion of discounts) on marketable securities, net	(91)	(271)
Expected credit losses	—	14
Other	104	(60)
Interest expense and other	$2,108	$(317)

9.	STOCKHOLDERS' EQUITY

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

In connection with the CSPA, the Company issued to New Circle 225,563 shares of common stock in the Company as commitment shares for the facility. At issuance, the 225,563 shares of common stock had a fair value of $282. The Company also recorded a final cash commitment fee of $200.  The fair value of the commitment shares and the final commitment fee were recorded to Interest expense and other in the Company’s condensed consolidated statements of operations and comprehensive loss. The Company determined that the right to sell additional shares represents a freestanding put option under ASC 815, Derivatives and Hedging, and as such, the financial instrument was classified as a derivative asset with a fair value of zero at inception of the CSPA on July 25, 2024.

The Company has issued 3,480,713 shares of its common stock to New Circle under the CSPA for gross proceeds totaling $6,480 through March 31, 2025.

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

In January 2025, the Company increased the amount of the Company's common stock that it may issue and sell through A.G.P. under the ATM Agreement, having a new aggregate value offering of up to $15,292. The Company has sold 5,887,640 shares under the ATM Agreement for gross proceeds totaling $8,244 through March 31, 2025.

10.	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The changes in accumulated other comprehensive income (loss) by component for the three months ended March 31, 2025 and 2024 are as follows (in thousands):

Unrealized gains on available-for-sale securities
Balance at December 31, 2024	$5
Other comprehensive gain, net of tax	1
Balance at March 31, 2025	$6

Unrealized gains (losses) on available-for-sale securities
Balance at December 31, 2023	$10
Other comprehensive loss, net of tax	(14)
Balance at March 31, 2024	$(4)

11.	NET LOSS PER SHARE

The following table sets forth the basic and diluted net loss per share attributable to common stockholders for the periods presented (in thousands, except share amounts and per share data):

	Three months ended March 31,
	2025	2024
Numerator:
Net loss attributable to common stockholders	$(8,016)	$(10,219)
Denominator:
Weighted average common shares outstanding - Basic	17,448,617	6,352,835
Weighted average common shares outstanding - Diluted	17,448,617	6,352,835

Net loss per share attributable to common stockholders - Basic and Diluted	$(0.46)	$(1.61)

Due to net losses for the three months ended March 31, 2025 and 2024, basic and diluted net loss per share were the same, as the effect of all potentially dilutive securities would have been anti-dilutive. The following table sets forth the anti-dilutive common share equivalents for the periods listed:

	Three months ended March 31,
	2025	2024
Common stock options issued and outstanding	134,242	205,910
Unvested restricted stock units	401,857	494,216
Warrants	1,124,706	319,443
Common Stock Purchase Agreements	33,657,478	842,180
Conversion of convertible notes	2,975,504	—
ESPP	81,070	33,655
Total	38,374,857	1,895,404

12.	STOCK-BASED COMPENSATION

The following table summarizes stock-based compensation expense recorded in each financial statement line item in the Company’s condensed consolidated statements of operations and comprehensive loss for the three months ended March 31, 2025 and 2024 (in thousands):

	Three months ended March 31,
	2025	2024
Research and development	$695	$1,209
Sales and marketing	129	182
General and administrative	1,677	1,623
Total stock-based compensation	$2,501	$3,014

13.	SEGMENT INFORMATION

The Company adopted ASU 2023-07 during the year ended December 31, 2024. The Company has one reportable segment managed on a consolidated basis by the Chief Executive Officer (CEO) who is the chief operating decision maker (“CODM”). In identifying one reportable segment, the Company considered the basis of organization for the design and development of high-performance, active lidar systems and applications.

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

Sale of Prototypes

The Company recorded revenue for prototype sales of $0 and $20 in the three months ended March 31, 2025 and 2024, respectively. The Company does not incur significant contract costs in fulfilling or obtaining its contracts with customers.

Development Contracts

The Company has entered into research and development contracts as well as a sales, marketing and technical support services contract with companies primarily in the automotive industry. The Company assessed the number of performance obligations associated with the promises under each agreement, primarily the delivery of customized 4SightTM perception-related goods and services, and recognized $64 and $0 in revenue for performance obligations that had been satisfied as of March 31, 2025 and 2024, respectively, in the condensed consolidated statements of operations and comprehensive loss.

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

	Three months ended March 31,
	2025	2024
Revenue by primary geographical market:
United States	$—	$15
Europe	64	5
Total	$64	$20

Revenue by timing of recognition:
Recognized at a point in time	$—	$20
Recognized over time	64	—
Total	$64	$20

Contract Liabilities

There were no changes in contract liabilities balance for the three months ended March 31, 2025 and 2024 and there were no remaining performance obligations as of   March 31, 2025, and December 31, 2024.

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

In 2023, the Company implemented a revised strategic plan, which focused on reducing fixed operating activities by simplifying business operations and focusing development and commercial activities on a single unifying product for both the Automotive and Non-Automotive markets. As part of its effort to reduce fixed operating costs, focus operations, simplify supply chains and streamline manufacturing to unify around a single product – Apollo, the company wound down support for its legacy Non-Automotive product. In August 2024, the Company further reduced fixed operating costs and terminated its headquarters lease and in 2025, settled the amount of the lease termination liability.  See discussion in Note 5, Leases and Note 17, Commitment and Contingencies for the settlement of the lease termination liability.

Restructuring charges are summarized as follows as of  March 31, 2025 (in thousands):

	Losses on purchase commitments	Lease Termination Liability	Other	Total
Balance as of December 31, 2024	$297	$3,313	$5	$3,615
Adjustments	—	(1,685)	—	(1,685)
Cash payments	(30)	—	—	(30)
Balance as of March 31, 2025	$267	$1,628	$5	$1,900

16.	INCOME TAXES

For the three months ended March 31, 2025 and 2024, the Company recognized $2 and $2 provision for income taxes, respectively. The income tax rates vary from the federal and state statutory rates due to the valuation allowances on the Company’s net operating losses and foreign tax rate differences. The Company computes its quarterly income tax provision by using a forecasted annual effective tax rate and adjusts for any discrete items arising during the quarter.

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

   On August 28, 2024, the Company was served with a complaint that was filed in the Superior Court of California for the County of Alameda on August 26, 2024 that (1) alleges the Company was in breach of the lease for its former headquarters office in Dublin, California because of the Company’s failure to pay rent as required by the lease and (2) provides notice that the lease had been terminated by the landlord effective as of August 23, 2024.  The landlord claimed that the amount owed could be up to $8,500. Thereafter, in August 2024, the landlord fully drew down the standby letter of credit of $2,150, which was held as security for the payment of rent, due to the alleged default of the lease. On April 28, 2025, the Company and the former landlord entered into a settlement agreement to resolve all outstanding disputes related to the early termination of the lease. Under the terms of the agreement, the Company will pay $1,400 in cash and issue a warrant to purchase up to 350,000 shares of common stock at an initial exercise price of $2.22 per share.

18.	SUBSEQUENT EVENTS

On April 28, 2025, the Company and the former landlord entered into a settlement agreement to resolve all outstanding disputes related to the early termination of the lease. The settlement was treated as a Type 1 subsequent event and the lease termination liability was adjusted from $3,313 as of December 31, 2024 to $1,628 as of  March 31, 2025, reflecting the final settlement of $1,400 in cash and 350,000 of warrants, which were valued at $228.

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

Overview

This overview provides a high-level discussion of our operating results and some of the trends that affect our business. We believe that an understanding of these trends is important to understanding our financial results for the three months ended March 31, 2025, as well as our future prospects. This summary is not intended to be exhaustive, nor is it intended to be a substitute for the detailed discussion and analysis provided elsewhere in this Quarterly Report, including our condensed consolidated financial statements and accompanying notes.

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

•	maintain and establish relationships with one or more Tier 1 automotive suppliers to facilitate “design wins” with potential end customers, which in our case are automotive OEMs;
•	develop and protect our intellectual property;
•	changing international trade policies, including the imposition or modification of tariffs, increasing trade tensions, and the implementation of potential trade restrictions;
•	comply with existing and new or modified laws and regulations applicable to our business;
•	maintain and enhance the value of our reputation and brand;
•	hire, integrate, and retain talented people at all levels of our organization; and
•	successfully develop new solutions to enhance the experience of, and deliver value to, our customers.

Market Trends and Uncertainties

We anticipate growing demand for our 4SightTM Intelligent Sensing Platform across our two major markets, Automotive and Non-Automotive. We believe this expected growth will enable us to capture market share across both the Automotive and Non-Automotive markets. We plan to pursue opportunities in advanced driver-assistance systems, or ADAS, autonomous driving, and commercial trucking, while also exploring opportunities in the Non-Automotive market, such as in the railway, security, and intelligent transportation systems, or ITS segments. This diversified approach provides us with multiple opportunities for sustained growth by enabling new applications and product features across a broad range of industries and market segments. However, as our customers continue their R&D projects to commercialize solutions that rely on lidar technology, it is difficult to estimate the timing of ultimate end market demand and customer adoption. In the Automotive market for example, our growth and financial performance will be heavily influenced by our ability to successfully integrate into OEM programs that require years of development, testing, and validation. Because of the size and complexity of these OEM programs, having Tier 1 partnerships should provide a substantial competitive advantage over our competitors given their large scale, mass-production capabilities, and existing OEM relationships held by our Tier 1 partners. If we fail to remain engaged with one or more Tier 1 automotive suppliers, it may have an adverse effect on our business. The markets for lidar are projected to see significant growth in both the near and long-term.

As is common in early-stage companies with limited operating histories, we are subject to risks and uncertainties such as those described in Part II, Item 1A of this Quarterly Report on Form 10-Q. Since inception, we have incurred net losses and negative cash flows from operations and expect to continue incurring losses up to commercialization which means we are dependent upon raising additional capital to provide the cash necessary to continue our ongoing operations. As a result, it remains critical for us to preserve cash and manage spending to extend our liquidity. We also plan to improve our liquidity position through securing additional financing, engaging with partners and OEMs, and executing on our critical milestones. However, successfully raising capital is outside of our control and there can be no assurance that we will be able to obtain additional financing on terms acceptable to us, on a timely basis, or at all.

During the three months ended March 31, 2025, we raised $11,055 in gross proceeds through share issuances on our stock purchase agreements and a convertible note. We also have access to additional liquidity through our equity line of credit and ATM facilities.

Partnerships and Commercialization

Our technology is designed to be a key enabler in certain Automotive and Non-Automotive market applications. Because our technology must be integrated into a broader solution by our customers, it is critical that we achieve design wins with these customers. The time to achieve a design win varies based on the market and application. We consider design wins to be critical to our future success, although the revenue that may be generated by each design win and the time necessary to achieve such a design win can vary significantly, making it difficult to predict our financial performance. In large part, we plan to unify our supply chain for the Automotive and Non-Automotive markets and leverage our Tier 1 automotive suppliers to produce products for our resale in our Non-Automotive markets, whereas in the Automotive markets, we anticipate licensing our technology to our Tier 1 suppliers in exchange for a royalty.  The unified supply chain should allow us to leverage the scale, efficiencies, and volume associated with supplying the Automotive market to benefit our Non-Automotive market customers. During 2023, as part of our effort to reduce fixed operating costs, focus operations, simplify supply chains, and streamline manufacturing, we wound down support for our legacy Non-Automotive product. Since the launch of our new product, Apollo, in 2024, we have seen renewed interest from Non-Automotive customers across a broad range of sectors and are actively engaged on multiple opportunities.

In early 2024, we engaged LITEON as our Tier 1 automotive supplier and are actively working with them to bring our product to market. We recently announced the successful production of the first Apollo units by LITEON, which we believe demonstrates an ability to produce units at scale. This partnership has enabled us to leverage LITEON’s manufacturing expertise to produce high-quality samples that meet stringent performance standards, which is a critical step towards scaling production and delivering our advanced lidar solutions to the market. In May 2024, we announced a strategic partnership with ATI and LighTekton Co., Ltd to manufacture and distribute our products in China. This collaboration provides us with access to a potential $2.5 billion market opportunity. By leveraging ATI's and LighTekton's extensive networks and manufacturing capabilities, we aim to accelerate our market penetration and deliver our advanced lidar solutions to a broader audience. We have also made substantial progress in our collaboration efforts with Nvidia, demonstrating significant advances in the high-speed and long-range detection performance of our lidar systems, which we believe puts us on track for future integration with their Hyperion platform, with Apollo having entered Nvidia’s independent testing phase. Given these engagements are relatively recent, there is no guarantee that these endeavors will be successful.

We believe our revenue and profitability will also be dependent upon our success in licensing our technology to Tier 1 automotive suppliers, such as our current Tier 1 partner, LITEON, and these partners securing program awards from OEMS and scaling to high volume production of our lidar sensors. Delays in autonomy programs by OEMs that we are currently or plan to be working with through our Tier 1 partners could result in us being unable to achieve our revenue and profitability targets in the time frame we anticipate, or at all.

Gross Margin

Our gross margins will depend on numerous factors, including, among others, the selling price of our products, pricing of our development contracts with customers, royalty rates on licenses we grant to our customers, unit volumes, product mix, component costs, personnel costs, contract manufacturing costs, overhead costs, and product features. Our gross margins have in the past, and may continue to be, negatively impacted by inventory write-downs. In the future, we expect to generate attractive gross margins from licensing our lidar technology and software to our Tier 1 partners in the Automotive market. We also anticipate being able to leverage on our foundation in the Automotive market to move to other markets.

To date, our revenue has primarily been generated through development contracts with OEMs and Tier 1 suppliers, as well as unit sales of our products to Non-Automotive market customers. These development contracts primarily focus on customization of our proprietary 4SightTM product capabilities to our customers’ applications, typically involving software implementation to assist with sensor connection and control, customization of scan patterns, and enhancement of particular perception capabilities to meet specific customer needs. In general, development contracts that require more complex configurations have higher prices. We expect development contracts to remain a significant part of our business in the near term, but represent a smaller share of our total revenue over time as we increase our focus on technology licensing in the Automotive market and leverage these economies of scale to expand into the Non-Automotive market.

Investment and Innovation

Our proprietary adaptive intelligent lidar technology delivers industry-leading performance, addressing the toughest challenges in achieving partial or full autonomy. Unlike traditional sensing systems that passively collect data, our active 4SightTM Intelligent Sensing Platform employs principles from automated targeting systems and biomimicry to actively scan the environment, intelligently focusing on critical elements to enable safer, smarter, and faster decisions in complex scenarios.

In June 2024, we introduced Apollo, the first product in our 4Sight™ Flex family of next-generation lidar sensors. Apollo offers best-in-class range and resolution in a compact, power-efficient, and cost-effective form factor, making it ideal for both automotive and non-automotive applications. Apollo can be integrated behind the windshield, on the roof, or in the grille, allowing OEMs to implement essential safety features with minimal impact on vehicle design. This innovative sensor leverages our 4Sight™ Intelligent Sensing Platform, providing a highly programmable and customizable lidar solution that can be continually enhanced via software updates. With a horizontal field of view up to 120° and long-range detection capabilities of up to 1 km, Apollo is poised to be a key player in advancing vehicle safety and autonomy, as well as smart infrastructure and logistics applications.

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

Operating Expenses

Research and Development

Our research and development, or R&D, efforts are focused primarily on hardware, software, and system engineering related to the design and development of our advanced lidar solutions. R&D expenses include:

•	personnel-related expenses, including salaries, benefits, bonuses, one-time termination benefits, and stock-based compensation expense;
•	third-party engineering and contractor costs;
•	lab equipment;
•	engineering parts and test units;
•	new hardware and software expenses; and
•	allocated personnel and overhead expenses.

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

Sales and Marketing

Our sales and marketing, or S&M, efforts are focused primarily on sales, business development, and marketing programs in pursuit of revenue contracts from potential and existing customers. S&M expenses include:

•	personnel-related expenses, including salaries, benefits, bonuses, one-time termination benefits, and stock-based compensation expense;
•	demonstration equipment;
•	trade shows expenses, advertising, and promotions expenses for press releases and other public relations services; and
•	allocated personnel and overhead expenses.

We expect our S&M expenses to increase as we pursue Non-Automotive opportunities to accelerate profitability while continuing to leverage our Tier 1 partners to commercialize our products and manage relationships with the OEMs in the Automotive market.

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

Change in Fair Value of Convertible Note and Warrant Liabilities

The changes in fair value of the 2025 Note and warrant liabilities are the result of the change in fair value at each reporting date. The 2025 Note and warrant liabilities are recorded at fair value for each reporting period, and the changes in fair value are reported within other income (expense), net during the period. We also elected to record interest expense on the 2025 Note as changes in fair value.

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

Results of Operations

Comparison of the three months ended March 31, 2025 and 2024

The results of operations presented below should be reviewed in conjunction with the condensed consolidated financial statements and notes included elsewhere in this report. The following table sets forth our consolidated results of operations data for the three months ended March 31, 2025 and 2024 (in thousands, except for percentages):

	Three months ended March 31,		Change	Change
	2025	2024	$	%
Revenue	$64	$20	$44	220%
Cost of revenue	96	263	(167)	(63)%
Gross loss	(32)	(243)	211	(87)%
Research and development	3,490	4,532	(1,042)	(23)%
Sales and marketing	383	341	42	12%
General and administrative	2,895	5,615	(2,720)	(48)%
Total operating expenses	6,768	10,488	(3,720)	(35)%
Loss from operations	(6,800)	(10,731)	3,931	(37)%
Change in fair value of convertible note and warrant liabilities	680	2	678	33900%
Interest income and other	214	195	19	10%
Interest expense and other	(2,108)	317	(2,425)	(765)%
Total other income (expense), net	(1,214)	514	(1,728)	(336)%
Loss before income tax expense	(8,014)	(10,217)	2,203	(22)%
Provision for income tax expense	2	2	—	—%
Net loss	$(8,016)	$(10,219)	$2,203	(22)%

Revenue

Revenues increased by $44, or 220%, to $64 for the three months ended March 31, 2025, from $20 for the three months ended March 31, 2024.  This increase is primarily due to contract development revenues, partially offset by lower prototype unit sales in the current quarter.

Cost of Revenue

Cost of revenue decreased by $167, or 63%, to $96 for the three months ended March 31, 2025, from $263 for the three months ended March 31, 2024. This decrease was primarily due to fewer units sold in the current quarter to Non-Automotive customers. The decrease was also due to inventory write-downs and losses on purchase commitments recorded in the three months ended March 31, 2024, which was primarily associated with transitioning to certain higher-grade components in our products for the Automotive market as a result of our revised strategic plan.

Operating Expenses

Research and Development

Research and development expenses decreased by $1,042, or 23%, to $3,490 for the three months ended March 31, 2025, from $4,532 for the three months ended March 31, 2024. This decrease was primarily driven by decreases in personnel costs of $323, stock-based compensation expense of $477, and information technology and facilities expense of $463. The decrease was offset by a $350 increase in fees paid to third parties for development work.

Sales and Marketing

Sales and marketing expenses increased by $42, or 12%, to $383 for the three months ended March 31, 2025, from $341 for the three months ended March 31, 2024. This increase was primarily driven by increases in allocated personnel costs of $294 as we pursue Non-Automotive opportunities. The increase is partially offset by decreases in stock-based compensation of $181 and facilities and information technology allocations of $90.

General and Administrative

General and administrative expenses decreased by $2,720, or 48%, to $2,895 for the three months ended March 31, 2025, from $5,615 for the three months ended March 31, 2024. This decrease was primarily driven by a favorable adjustment of $1,685 upon settlement of a lease dispute, decreases in personnel cost of $803 and insurance of $106. These decreases were partially offset by an increase in stock-based compensation of $146.

Change in Fair Value of Convertible Note and Warrant Liabilities

Change in fair value of convertible note and warrant liabilities increased by $678 to a gain of $680 for the three months ended March 31, 2025, from a gain of $2 for the three months ended March 31, 2024. This increase was primarily due to the change in fair value of the the 2025 Note and related warrants in January 2025.

Interest Income and Other

Interest income and other increased by $19, or 10%, to $214 for the three months ended March 31, 2025, from $195 for the three months ended March 31, 2024. This increase was primarily due to higher interest earned on our cash equivalents and marketable securities in the current period.

Interest Expense and Other

Interest expense and other increased by $2,425, or 765%, to a net expense of $2,108 for the three months ended March 31, 2025, from a net income of $317 for the three months ended March 31, 2024. This increase was primarily due to an increase in costs related to financing arrangements of $2,095 and a decrease in amortization of premiums on marketable securities, net, of $180.

Provision for Income Tax Expense

Provision for income tax expenses remained constant at $2 for the three months ended March 31, 2025 and March 31, 2024.

Net Loss

Net loss decreased by $2,203, or 22%, to $8,016 for the three months ended March 31, 2025, from $10,219 for the three months ended March 31, 2024. This decrease was primarily due to decreases in personnel and facilities expenses, partially offset by increased investments in the development of Apollo.

Liquidity and Capital Resources

Sources of Liquidity

Our capital requirements will depend on many factors, including, but not exclusively, sales volume and timing of revenue, our efforts to establish and maintain a relationship with one or more Tier 1 automotive suppliers and the timing of any OEM design wins, our ability to extend our cash runway based on the restructuring initiatives announced in prior years, the timing and extent of spending to support R&D efforts, how quickly we can commercialize our products, and the market adoption of new and enhanced products and features. As of March 31, 2025, our cash, cash equivalents, and marketable securities totaled $25,926. For the three months ended March 31, 2025 and 2024, we had a net loss of $8,016 and $10,219, respectively. We anticipate that we will continue to incur losses for at least the next several years.

Our principal sources of liquidity have been proceeds received from the issuance of equity.

Tumim Stone Transaction

In December 2021, we entered into a Purchase Agreement with Tumim Stone Capital LLC, or Tumim Stone, pursuant to which we had the right, but not the obligation, to issue and sell to Tumim Stone over a 36-month period, up to $125,000 of our common stock. On May 6, 2022, we filed a Registration Statement on Form S-1, which related to the offer and resale of up to 1,028,847 shares of our common stock to be purchased by Tumim Stone, pursuant to the Purchase Agreement. On July 24, 2024, this Purchase Agreement was terminated in conjunction with us entering into a Common Stock Purchase Agreement with New Circle.  In total, 996,866 shares were issued under the Tumim Stone Purchase Agreement for gross proceeds totaling $5,516.

2022 Convertible Note

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

Shelf Registration

On September 26, 2023, the U.S. Securities and Exchange Commission declared our registration statement on Form S-3 to be effective, which allows us to raise up to $200,000 in capital over the next three years subject to a limitation of one-third of our public float over a rolling twelve-month period, when our public float is below $75 million (which it is as of the date of this Quarterly Report on Form 10-Q is filed), which is referred to as the “baby shelf" rules.

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

New Circle Transaction

On July 25, 2024, we entered into a Stock Purchase Agreement with New Circle Principal Investments LLC, or New Circle, pursuant to which we have the right, but not the obligation, to sell to New Circle, and New Circle is obligated to purchase, up to $50,000 of our common stock. Such sales of common stock by us, if any, and may occur from time to time at our sole discretion, over a 36-month period. As of March 31, 2025, we have issued 3,255,150 shares of our common stock to New Circle under the CSPA for gross proceeds totaling $6,480.

A.G.P. Transaction

On September 12, 2024, we entered into an At Market Issuance Sales Agreement with Alliance Global Partners, or A.G.P., pursuant to which we may issue and sell through A.G.P., up to $15,292 of our common stock from time to time through an "at-the-market" equity offering program. Such sales of common stock by us, if any, may occur from time to time at our sole discretion, over a 36-month period. As of March 31, 2025, we have sold 5,887,640 shares under the ATM Agreement for gross proceeds totaling $8,244.

2025 Convertible Note

In January 2025, we entered into a Securities Purchase Agreement to finance an aggregate principal amount of up to $3,240 with a certain institutional investor and issued (i) a senior unsecured convertible promissory note (the "2025 Note") for an aggregate purchase price of $3,000 and (ii) a warrant to purchase up to 805,263 shares of the Company’s common stock. The 2025 Note, subject to an original issue discount of 7.4%, has a term of eighteen months and accrues interest at the rate of 7.0% per annum. The 2025 Note is convertible into Common Stock, at a per share conversion price equal to $2.22, subject to adjustments noted in the Note. The Warrant has an initial exercise price of $2.22, and is exercisable after the six month and one day anniversary of its issuance (the “Initial Exercisability Date”) until for four years following the Initial Exercisability Date.

Until we are able to generate sufficient revenue from the sale of our products to cover operating expenses, working capital, and capital expenditures, we expect the funds raised in the transactions described earlier, and other potential sources of capital, to fund our near-term cash needs.

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

Accounting Standards Codification, or ASC, Subtopic 205-40, Presentation of Financial Statements - Going Concern, requires us to assess our ability to meet our future financial obligations as they become due within one year after the date that the financial statements are issued. We expect that our expenses will continue to exceed our operating income and, as a result, we may need additional capital resources to fund our operations. We believe that our potential liquidity and the implementation of our plans should we be unable to secure additional financing will sufficiently alleviate the risk of substantial doubt about our ability to continue as a going concern and will enable us to fund our operating expenses, working capital, and capital expenditure requirements for a period of at least twelve months from the date of this Quarterly Report on Form 10-Q.  For additional discussion of our plans, see Note 1 in the Notes to the Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report on Form 10-Q. If our cash needs are greater than we anticipate, we may be required to reduce our operating expenses further or raise additional capital sooner. Given the current macroeconomic environment, OEMs appear to be more cautious about their capital spending and investments into new technologies and as a result we have seen the timelines for certain opportunities delayed, which may negatively impact the time for us to reach positive cash flows from operations. Our plans for the use of cash in the long term (beyond twelve months from this Quarterly Report on Form 10-Q) are primarily related to funding operating expenses to support the commercialization of our products. For additional information regarding our cash requirements from lease obligations, lease termination liability and contractual obligations, see Notes 5 and 17 to the Condensed Consolidated Financial Statements in Item 1of Part I of this Quarterly Report on Form 10-Q.

Cash Flow Summary

	Three months ended March 31,
	2025	2024
	(in thousands)
Net cash provided by (used in):
Operating activities	$(7,803)	$(7,885)
Investing activities	$(8,578)	$368
Financing activities	$11,382	$120

Operating Activities

For the three months ended March 31, 2025, net cash used in operating activities was $7,803. Factors affecting our operating cash flows during this period were net loss of $8,016, a gain on termination of an operating lease of $1,685, and change in fair value of convertible notes and warrant liabilities of $680, partially offset by stock-based compensation of $2,501, debt issuance costs of $1,984, and common stock purchase agreement costs of $111. Within operating activities, the net changes in operating assets and liabilities were cash used of $2,056, primarily driven by decreases in accrued expenses and other liabilities and operating lease liabilities of $2,408 and $57, respectively. Cash used was offset by cash provided by decreases in prepaid and other current assets and other noncurrent assets of $98 and $80, respectively, and an increase in accounts payable of $222.

For the three months ended March 31, 2024, net cash used in operating activities was $7,885. Factors affecting our operating cash flows during this period were a net loss of $10,219, amortization of premiums and accretion of discounts on marketable securities, net of $252, offset by stock-based compensation of $3,014, and noncash lease expense of $364. Within operating activities, the net changes in operating assets and liabilities were cash used of $852, primarily driven by decreases in accrued expenses and other liabilities, operating lease liabilities, and other noncurrent liabilities of $1,343, $397, and $358, respectively. Cash used was offset by cash provided by a decrease in prepaid and other current assets of $772 and an increase in accounts payable of $309.

Investing Activities

For the three months ended March 31, 2025, net cash used in investing activities was $8,578. The primary factors affecting net cash used in investing activities during this period were the purchases of marketable securities of $14,303, partially offset by redemptions and maturities of marketable securities of $5,731.

For the three months ended March 31, 2024, net cash provided by investing activities was $368. The primary factors affecting net cash provided by investing activities during this period were the proceeds from redemptions and maturities of marketable securities of $6,500, partially offset by the purchases of marketable securities of $6,045 and purchases of property and equipment of $87.

Financing Activities

For the three months ended March 31, 2025, net cash provided by financing activities was $11,382. The primary factors affecting our financing cash flows during this period were proceeds from common stock purchase agreements of $9,495 and from the issuance of a convertible note of $2,950, partially offset by debt issuance costs of $578, taxes paid on net settlement of equity awards of $333 and stock issuance costs related to common stock purchase agreements of $152.

For the three months ended March 31, 2024, net cash used in financing activities was $120. The primary factors affecting our financing cash flows during this period were proceeds from the exercise of the CSPA of $165, partially offset by payments for taxes related to net settlement of equity awards of $45.

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

During the three months ended March 31, 2025, there were no significant changes in our critical accounting policies and estimates as compared to those previously disclosed in “Critical Accounting Policies and Estimates” in “Management's Discussion and Analysis of Financial Condition and Results of Operations” included in our 2024 Annual Report on Form 10-K.

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

Interest Rate Risk

As of March 31, 2025, we had cash, cash equivalents, and marketable securities of $25,926, which consisted primarily of deposits in our bank accounts, money market funds, and marketable securities. Such interest-earning instruments carry a degree of interest rate risk. Our investment policy is focused on the preservation of capital and supporting our liquidity needs. We invest in highly rated securities, while limiting the amount of credit exposure to any one issuer other than the U.S. government. A hypothetical 10% change in interest rates would not have a material impact on our financial condition or results of operations due to the short-term nature of our cash, cash equivalents and marketable securities.

Credit Risk

Our concentration of credit risk is determined by evaluating each customer and each vendor that accounts for more than 10% of our accounts receivable and accounts payable, respectively. As of March 31, 2025, there were two customers accounting for 10% or more of our accounts receivable and one vendor accounting for 10% or more of our accounts payable.

We perform credit evaluations as needed and generally do not require collateral for our customers. We analyze accounts receivable, historical percentages of uncollectible accounts, and changes in payment history when evaluating the adequacy of the allowance for doubtful accounts for potential credit losses on customers’ accounts. For the three months ended March 31, 2025 and 2024, we have no write-offs, and recorded a provision for expected credit losses of $0 and $14, respectively.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have evaluated the effectiveness of our disclosure controls and procedures as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of March 31, 2025. Based on this evaluation, our principal executive officer and principal financial officer have concluded that these disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2025.

Management’s Report on Internal Controls Over Financial Reporting

As discussed in our 2024 Annual Report on Form 10-K, we concluded that our internal control over financial reporting was effective as of December 31, 2024.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarterly period ended March 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On August 28, 2024, AEye, Inc. was purported to be served with a complaint that was filed in the Superior Court of California for the County of Alameda on August 26, 2024 that (1) alleges the Company is in breach of the lease at for its former headquarters office in Dublin, California because of the Company’s failure to pay rent as required by the lease and (2) provides notice that the lease had been terminated by the landlord effective as of August 23, 2024.  The landlord claimed that the amount owed could be up to $8,500.  Thereafter, in August 2024, the landlord fully drew down the standby letter of credit of $2,150, which was held as security for the payment of rent, due to the alleged default of the lease. On April 28, 2025, the Company and the former landlord entered into a settlement agreement to resolve all outstanding disputes related to the early termination of the lease. Under the terms of the agreement, the Company will pay $1,400 in cash and issue a warrant to purchase up to 350,000 shares of common stock at an initial exercise price of $2.22 per share.

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

•

We heavily rely on third-party suppliers and because some of the raw materials and key components in our products come from limited or single source suppliers, our ability to control the costs of such components and raw materials is uncertain; moreover, regardless of cost, we are susceptible to supply shortages and longer than anticipated lead times for components, either of which could disrupt our supply chain, could delay deliveries of our products to customers, and could negatively impact the adoption of our products and accordingly, our financial condition and operating results.

•	Our global supply chain and international customer base expose us to risks associated with tariffs, trade restrictions, trade tensions, and evolving international trade policies. Changes in U.S. or foreign government trade regulations, including the imposition of new tariffs or other retaliatory measures, could increase our costs, disrupt our supply chain, or limit our ability to sell products in certain markets, adversely affecting our financial condition.

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

•	Shareholder activism has caused us to incur significant additional expense, disrupted our business, and resulted in a proxy contest, all of which could negatively impact our stock price.

Risk Factors Relating to Our Business and Industry

We are an early stage company with a history of losses and we expect to incur significant expenses and continuing losses for at least the next few years.

We have incurred net losses in each year since our inception. In the three months ended March 31, 2025 and 2024, we incurred net losses of approximately $8.0 million and $10.2 million, respectively. We expect that we will continue to incur significant losses through at least the next few years as we:

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

As of March 31, 2025, we had an accumulated deficit of approximately $381.1 million. Even if we are able to increase sales or licensing of our products, there can be no assurance that we will be commercially successful. Since we will incur the costs and expenses from these efforts prior to receiving incremental revenues with respect thereto, our losses in future periods may be significant. In the past, design wins, the first step towards commercialization with a particular OEM, have taken longer than originally expected. Such delays, including delays that may occur in the future, will impact the timing of our revenue. If our products do not achieve sufficient market acceptance, we will not become profitable. If we fail to become profitable, or if we are unable to fund our continuing losses, we may be unable to continue our business operations. There can be no assurance that we will ever achieve or sustain profitability.

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

As of the date of this Quarterly Report on Form 10-Q, our public float is below $75 million. As such, we will be limited by the baby shelf rules until such time as our public float exceeds $75 million. If our public float decreases, the number of securities we may sell under our Form S-3 shelf registration statement will also decrease. We will remain constrained by the baby shelf rules under our Form S-3 shelf registration statement until such time as our public float exceeds $75 million, at which time, the number of securities we may sell under a Form S-3 registration statement will no longer be limited by the baby shelf rules. In addition, regardless of the size of our public float, we are generally prohibited from issuing in a private placement, shares of our common stock at or below market price in an amount equal to 20% or more of our outstanding shares at the time of such issuance, without the consent of a majority of our stockholders.  This will also limit our ability to raise additional capital.

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

Factors that may cause these quarterly fluctuations include, without limitation:

•	the timing and magnitude of orders and shipments of our products in any quarter;

•	decreases in pricing we may adopt to drive market adoption or in response to competitive pressure;

•	our ability to retain our existing customers and strategic partners and attract new customers and strategic partners;

•	our ability to develop, introduce, manufacture, and ship, in a timely manner, products that meet customer requirements;

•	disruptions in our sales channels or termination of our relationships with important channel partners;

•	delays in customers’ purchasing cycles or deferments of customers’ purchases in anticipation of new products or updates from us or our competitors;

•	the timing of charges related to impairments of long-lived assets;

•	non-routine write-downs of inventory;

•	one-time termination benefits and other restructuring costs;

•	fluctuations in demand for our products;

•	the mix of products sold or licensed by us in any given quarter;

•	the duration or worsening of the military conflicts in Ukraine and the Middle East, and the time it will take for the economic recovery for such impact to occur;

•	changing international trade policies, including the imposition or modification of tariffs, increasing trade tensions, and the implementation of potential trade restrictions;

•	the timing and rate of broader market adoption of ADAS or autonomous systems utilizing our solutions across the Automotive and other market sectors;

•	the timing and scale of the market acceptance of lidar generally;

•	further technological advancements by our competitors and other market participants;

•	the ability of our customers and strategic partners to commercialize systems that incorporate our products;

•	any change in the competitive dynamics of our markets, including consolidation of competitors, regulatory developments, and new market entrants;

•	our ability to effectively manage or outsource management of our inventory;

•	changes in the source, cost, availability of, and regulations pertaining to components and materials we use in our products;

•	impact of foreign currency fluctuations;

•	adverse litigation, judgments, settlements, or other litigation-related costs, or claims that may give rise to such costs;

•	general economic, industry, and market conditions, including trade disputes.

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

We have been focused on developing our deterministic artificial intelligence-driven sensing system for vehicle autonomy, ADAS, and Non-Automotive applications since 2013. This relatively limited operating history makes it difficult to evaluate our future prospects and the risks and challenges we may encounter, which include our ability to:

•	develop and commercialize our products;

•	produce and deliver lidar and software products meeting acceptable performance metrics;

•	forecast our revenue and budget for and manage our expenses;

•	attract new customers and retain existing customers;

•	develop, obtain, or progress strategic partnerships;

•	comply with existing and new or modified laws and regulations applicable to our business;

•	plan for and manage capital expenditures for our current and future products, and manage our supply chain and supplier relationships related to our current and future products;

•	anticipate and respond to macroeconomic changes as well as changes in the markets in which we operate;

•	maintain and enhance the value of our reputation and brand;

•	effectively manage our growth and business operations, including the lingering impacts of macroeconomic factors on our business, such as the wars in Ukraine and in the Middle East;

•	effectively manage our supply chain to address changing international trade policies, including tariffs, trade tensions, and potential trade restrictions;

•	develop and protect our intellectual property;

•	hire, integrate, and retain talented people at all levels of our organization; and

•	successfully develop new solutions to enhance the experience of customers.

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

More recently, since January 27, 2025, our stock has closed below $1.00 per share.  As previously disclosed, on March 11, 2025, we received notice from Nasdaq that we were no longer in compliance with the $1.00 per share minimum bid price requirement for continued listing on Nasdaq.  Although the notification does not have an immediate impact on our Nasdaq listing, we were given a period of 180 calendar days, or until September 8, 2025, to regain compliance with the requirement. If we do not regain compliance by September 8, 2025, we may be eligible for a second 180-day compliance period. If we are unable to regain compliance with the requirement during the compliance period, we will be subject to delisting from Nasdaq. In addition, the trading volume of our common stock may fluctuate significantly, which can have significant impact on the price of our common stock. If the market price of our common stock declines significantly, you may be unable to resell your shares at an attractive price, or at all. We cannot assure you that the market price of our common stock will not fluctuate widely or decline significantly in the future.

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

The production of our components is dependent on sourcing certain key components and raw materials at acceptable price levels. We have experienced, and may continue to experience, supply chain-induced shortages of key components, leading to a scarcity of such components, a limited availability of such components at greatly inflated prices, or both. The scarcity and limited availability, may be further exacerbated by increasing trade tensions around the globe. If we or our licensees or contract manufacturers are unable to adequately reduce and control the costs of such key components, we or they will be unable to realize manufacturing costs targets, which could reduce the market adoption of our products, damage our reputation with current or prospective customers, and have an adverse effect on our brand, business, prospects, financial condition, and operating results.

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

Our future growth depends on penetrating new markets, adapting existing products to new applications and customer requirements, achieving volume-based component price reductions, and introducing new products that achieve market acceptance. We expect to continue to incur R&D costs as part of our efforts to design, develop, manufacture, and commercialize new products and enhance existing products. Our R&D expenses were approximately $3.5 million and $4.5 million during the three months ended March 31, 2025 and 2024, respectively, and may increase in the future. Because we account for R&D as an operating expense, these expenditures will adversely affect our results of operations in the future. Further, our R&D program may not produce successful results, and our new products may not achieve market acceptance, create additional revenue, or become profitable.

Although we believe that lidar is an essential technology for autonomous vehicles and other emerging applications, market adoption of lidar is uncertain. If market adoption of lidar does not continue to develop, or adoption is deferred, or otherwise develops more slowly than we expect, our business will be adversely affected.

Our lidar-based sensing system can be applied to different use cases across end markets. Despite the fact that the automotive industry has expended considerable effort to research and test lidar products for ADAS and autonomous driving applications, the automotive industry may not introduce lidar products in commercially available vehicles on a time frame that matches our expectations, or at all. We have experienced a number of instances where potential automotive OEMs have delayed their programs for the inclusion of lidar in their end products. We continually study emerging and competing sensing technologies and methodologies, and we may incorporate new sensing technologies to our product portfolio over time. However, lidar products for use in the Automotive market remain relatively new and it is possible that other sensing modalities, or a new disruptive modality based on new or existing technologies, including a combination of technologies, will achieve acceptance or leadership in the ADAS and autonomous driving space. Even if lidar products are used in initial generations of autonomous driving technology and ADAS products, we cannot guarantee that lidar products will be designed into or included in subsequent generations of such commercialized technology. The speed of market adoption and growth for ADAS or autonomous vehicles is difficult, if not impossible, to predict, and it is more difficult to predict this market’s future growth in light of the economic consequences of the lingering effects of the COVID-19 pandemic, unresolved global conflicts, and increasing trade tensions, as well as other macroeconomic factors. Although we currently believe we have a differentiated market leading technology for the autonomous vehicle market, by the time mass market adoption of autonomous vehicle technology is achieved, we expect competition among providers of sensing technology based on lidar and other modalities to increase substantially. If, by the time autonomous vehicle technology achieves mass market adoption, commercialization of lidar products is not successful, or not as successful as we or the market expects, or if other sensing modalities gain acceptance by developers of ADAS products, automotive OEMs, regulators, safety organizations, or other market participants, our business, results of operations, and financial condition will be materially and adversely affected.

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

Addressing these requirements can be time-consuming and costly. The market for lidar technology is relatively new, rapidly developing, and unproven in many markets and industries. Many of our prospective customers are still in the testing and development phases and we cannot be certain that they will commercialize products or systems with our lidar products, or at all. We cannot be certain that lidar will be sold into these markets, or that lidar will be sold into any markets at scale. Adoption of lidar products, including our products, will depend on numerous factors, including whether the technological capabilities of lidar and lidar-based products meet users’ current or anticipated needs, whether the benefits associated with designing lidar into larger sensing systems outweighs the costs, complexity, and time needed to deploy such technology or replace or modify existing systems that may have used other modalities, such as cameras and radar, whether users in other applications can move beyond the testing and development phases and proceed to commercializing systems supported by lidar technology and whether lidar developers such as us can keep pace with the expected rapid technological change in certain developing markets, and the global response to the lingering effects of the COVID-19 pandemic, unresolved global conflicts, and increasing trade tensions, as well as other macroeconomic factors, and the length of any associated economic recovery. If lidar technology does not achieve commercial success, or if adoption of lidar is deferred or the market otherwise develops at a pace slower than we expect, our business, results of operations, and financial condition will be materially and adversely affected.

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

Most of the components that go into the manufacturing of our solutions are sourced from third-party suppliers. To date, we have produced our products in relatively limited quantities for use in R&D programs. Although we do not have any experience in managing our supply chain to manufacture and deliver our products at scale, our future success will depend on our ability to do so. Some of the key components used to manufacture our products come from limited or single source suppliers. We are therefore subject to the risk of shortages and long lead times in the supply of these components and the risk that our suppliers discontinue or modify components used in our products. As we rely on a global supply chain, the lingering effects of the COVID-19 pandemic, other epidemics and outbreaks, should they materialize, unresolved and continuing global conflicts, and increasing trade tensions, as well as other macroeconomic factors may adversely affect our ability to source components in a timely or cost-effective manner from our third-party suppliers due to, among other things, work stoppages or interruptions. For example, our products depend on lasers. Any shortage in the availability of these lasers could materially and adversely affect our ability to manufacture our solutions. In addition, the lead times associated with certain components are lengthy and preclude rapid changes in quantities and delivery schedules. While we have entered into agreements with some suppliers for the supply of certain components at set prices, such quantities are limited given we are not yet producing at scale. Therefore, we have in the past experienced, and may in the future experience, component shortages and significant price fluctuations of key components and materials, and the predictability of the availability and pricing of these components may be limited. Component shortages or pricing fluctuations could be material in the future, which could be exacerbated by employee retention issues at any of our suppliers. In the event of a component shortage, supply interruption, or a material pricing change from suppliers of these components, we may not be able to develop alternate sources in a timely manner, or at all, especially in the case of sole or limited source items. Developing alternate sources of supply for these components may be time-consuming, difficult, and costly and we may not be able to source these components on terms that are acceptable to us, or at all, which may undermine our ability to meet our requirements or to fill customer orders in a timely manner. Any interruption or delay in the supply of any of these parts or components, or the inability to obtain these parts or components from alternate sources at acceptable prices and within a reasonable amount of time, would adversely affect our ability to meet our scheduled product deliveries to our customers. This could adversely affect our relationships with our customers and partners and could cause delays in shipment of our products and adversely affect our operating results. In addition, increased component costs could result in lower gross margins. Even where we are able to pass increased component costs along to our customers, there may be a lapse of time before we are able to do so such that we will be required to absorb some or all of the increased cost. If we are unable to buy these components in quantities sufficient to meet our requirements on a timely basis, we will not be able to deliver products to our customers, which may result in such customers using competitive products instead of our products.

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

In the fourth quarter of 2023, we made the decision to wind down our legacy Non-Automotive product. We anticipate that our new Automotive product, Apollo, will be well-suited to address some of the Non-Automotive markets without significant additional modifications. Our manufacturing strategy for the Non-Automotive market had been focused on outsourcing volume manufacturing to contract manufacturers, or our Tier 1 manufacturing partners, while maintaining the design, engineering, prototyping, testing, and pilot manufacturing in-house at our facility in Pleasanton, California.

Reliance on third-party manufacturers reduces our control over the manufacturing process, including reduced control over quality, product costs, and product supply, and timing. We may experience delays in shipments or issues concerning product quality from our third-party manufacturers. If any of our third-party manufacturers experience interruptions, delays, or disruptions in supplying our products, including by (i) natural disasters, (ii) the lingering effects of the global COVID-19 pandemic, or if other epidemics or outbreaks of other contagions materialize, such as "bird-flu," (iii) increased military conflict, especially in Ukraine and the Middle East, (iv) increasing trade tensions around the globe, or (v) work stoppages or capacity constraints, our ability to ship products would be delayed. In addition, unfavorable economic conditions could result in financial distress among third-party manufacturers upon which we rely, thereby increasing the risk of disruption of supplies necessary to fulfill our production requirements and meet customer demands. Additionally, if any of our third-party manufacturers experience quality control problems in their manufacturing operations and our products do not meet customer or regulatory requirements, we could be required to cover the cost of repair or replacement of any defective products. These delays or product quality issues could have an immediate and material adverse effect on our ability to fulfill orders and could have a negative effect on our operating results. In addition, such delays or issues with product quality could adversely affect our reputation and our relationship with our channel partners. If our third-party manufacturers experience financial, operational, manufacturing capacity, or other difficulties, or experience shortages in required components, or if they are otherwise unable or unwilling to continue to manufacture our products in required volumes or at all, our supply may be disrupted, we may be required to seek alternate manufacturers, and we may be required to redesign our products. It would be time-consuming, and could be costly and impracticable, to begin to use new manufacturers or designs, and such changes could cause significant interruptions in supply and could have an adverse effect on our ability to meet our scheduled product deliveries, and may subsequently lead to the loss of sales. While we take measures to protect our trade secrets, the use of third-party manufacturers may also risk disclosure of our innovative and proprietary manufacturing methodologies, which could adversely affect our business.

We have begun engagement with a manufacturing partner, based in China,  in an effort to penetrate the lidar market in China, initially focused on the autonomous trucking and railway segments. Given this is a new endeavor, there is no guarantee that this will be successful or be effective at mitigating the risks associated with our outsourced manufacturing business model.

Our sales and operations in international markets expose us to associated operational, financial, and regulatory risks.

Sales to international customers accounted for 100% and 25% of our revenue during the three months ended March 31, 2025 and 2024, respectively. In May 2024, we announced that we have partnered with Accelight Technologies, Inc. and LighTekton Co., Ltd. to deliver our lidar solutions to the China market, specifically focused on autonomous trucking and railway, as the market in China appears to be ahead of the rest of the world in lidar adoption. However, we have not previously sold into the China market and our partners, although they regularly conduct business in China, do not have experience in the lidar market. There is also significant competition in China from local lidar manufacturers. We can provide no assurances that we will be successful in the China lidar market.

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

To ensure adequate inventory, we must forecast inventory needs and expenses, place orders sufficiently in advance with our suppliers and manufacturing partners, and manufacture products based on our estimates of future demand for particular products. Fluctuations in the adoption of lidar products may affect our ability to forecast our future operating results, including revenue, gross margins, cash flows, and profitability. Our ability to accurately forecast demand for our products could be affected by many factors, including the accuracy of the forecasts that we receive from our customers, the rapidly changing nature of the autonomous driving and ADAS markets in which we operate, the uncertainty surrounding the market acceptance and commercialization of lidar technology, the emergence of new markets, an increase or decrease in customer demand for our products or for products and services of our competitors, product introductions by competitors, the lingering effects of the COVID-19 pandemic, other epidemics or outbreaks of other contagions, such as "bird-flu," should they materialize, any work stoppages or interruptions, unanticipated changes in general market conditions, and the general weakening of economic conditions or consumer confidence, which may be exacerbated by the on-going military actions in Ukraine and the Middle East, or escalating trade tensions around the globe. If our lidar products are commercialized in autonomous driving and ADAS applications, both of which are experiencing rapid growth in demand, we may face challenges acquiring adequate supplies to manufacture our products and/or we and our manufacturing partners may not be able to manufacture our products at a rate necessary to satisfy the levels of demand, which would negatively affect our revenue. This risk may be enhanced by the fact that we may not carry or be able to obtain for our manufacturing partners a significant level of inventory to satisfy short-term increases in demand. If we fail to accurately forecast customer demand, we may experience excess inventory levels or a shortage of products available for sale.

Inventory levels in excess of customer demand may result in inventory write-downs or write-offs and the sale of excess inventory at discounted prices, which would adversely affect our financial results, including our gross margin, and have a negative effect on our brand. In the past, including in the fourth quarter of 2023, we took inventory write-downs for obsolete and excess components associated with our decision to wind down our Non-Automotive product line. Conversely, if we underestimate customer demand for our products, we, or our manufacturing partners, may not be able to deliver products to meet our requirements, and this could result in damage to our brand and customer relationships, and adversely affect our revenue and operating results.

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

While we make our strategic planning decisions based on the assumption that the markets we are targeting will grow, our business is dependent, in large part on, and directly affected by, business cycles and other factors affecting the global automotive industry and the global economy generally. Automotive production and sales are highly cyclical and depend on general economic conditions and other factors, including consumer spending and preferences, changes in interest rates (which significantly increased beginning in 2022) and credit availability, changes in inflation rates (which the U.S. has recently experienced), consumer confidence, fuel costs, fuel availability, environmental impact, tariffs (especially those targeting the automotive industry in particular), governmental incentives and regulatory requirements, and political volatility, especially in energy-producing countries and growth markets. Increases in interest rates, especially if coupled with reduced government spending and volatility in financial markets, may have the effect of further increasing economic uncertainty and heightening these risks, which may impact our ability to raise additional capital in the future. In addition, the ongoing hostilities between Russia and Ukraine, the war in the Middle East, and global reactions thereto have caused significant fluctuations in U.S. domestic and global energy prices. Oil supply disruptions related to the Russia-Ukraine conflict, and sanctions and other measures taken by the U.S. and its allies, could lead to higher costs for gas, food, and goods in the U.S. and exacerbate the inflationary pressures on the economy, with potentially adverse impacts on our customers and on our business, results of operations, and financial condition. Moreover, certain raw materials needed to produce components that are incorporated into our products, and the products of our customers, are primarily derived in the region in which the Russia-Ukraine conflict is occurring. The longer the Russia-Ukraine conflict continues and the more damage to Ukrainian infrastructure that occurs, the greater the impact could be on the supply of such raw materials, and the failure to have access to such raw materials could have an adverse effect on our business and results of operations. In addition, the Cybersecurity and Infrastructure Security Agency, or CISA, has warned all organizations in the U.S. to be on guard against possible cyber-attacks coming from Russia which has the potential to disrupt business operations, limit access to essential services, and threaten public safety.

Automotive production and sales can also be significantly affected by our automotive OEM and Tier 1 supplier customers’ ability to operate effectively in the face of challenging economic conditions and in response to labor relations issues, regulatory requirements, and other factors, such as the unavailability of unrelated components in the assembly of automobiles, an example of which is the shortage of semiconductors necessary for automobile production. In addition, ongoing global trade disputes, and the resulting imposition or modification of tariffs (including those specifically targeting the automotive industry), increasing trade tensions, and the implementation of potential trade restrictions, are expected to negatively impact automotive OEMs and their Tier 1 suppliers. The volume of automotive production in North America, Europe, and other key markets has fluctuated, sometimes significantly, from year to year, and we expect such volatility to continue, especially in light of these additional issues. Any significant adverse change in any of these factors may result in a reduction in automotive sales and production by our automotive OEM and Tier 1 supplier customers, which could, in turn, reduce demand for our products and licenses of our technology, which would have a material adverse effect on our business, results of operations, and financial condition.

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

Although we have and continue to pursue a broad customer base, we are currently courting a limited number of customers, most of which have strong purchasing power and for which the relationships are developing. The loss of business from any of our existing or potential customers (whether by lower overall demand for our products, component shortages that impact our customers’ production plans or product development plans, cancellation of existing contracts or product orders, or the failure to design in our products) could have a material adverse effect on our business.

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

Educating our prospective customers, and to a lesser extent, our existing customers, about lidar, our advantages over other sensing technologies, and lidar’s ability to convey value in different industries and deployments is an integral part of developing new business and the lidar market generally. If prospective customers have a negative perception of, or experience with, lidar, or a competitor’s lidar products, they may be reluctant to adopt lidar in general or specifically our products. Adverse statements about lidar by influential market participants, such as negative comments about lidar’s role in autonomous vehicles repeatedly made by Elon Musk, the CEO of Tesla, Inc., may also deter adoption. Some of our competitors have significant financial or marketing resources that may allow them to engage in public marketing campaigns about their alternative technology, lidar generally, or our solutions specifically. Our efforts to educate potential customers and the market generally, and to counter any adverse statements made by competitors or other market participants, will require significant financial and personnel resources. These educational efforts may not be successful, and we may not be in a position to offset the costs of such efforts with revenue from new customers. If we are unable to acquire new customers to offset these expenses or if the market accepts such adverse statements, our financial condition will be adversely affected.

We operate in a highly competitive market involving emerging technology. We compete against a number of competitors, some of whom have substantially greater resources than us.

The markets for sensing technology applicable to autonomous solutions across numerous industries are highly competitive. Our future success will depend on our ability to achieve a leadership position in our targeted markets by continuing to develop, and protect from infringement, advanced lidar technology in a timely manner and to stay ahead of existing and new competitors. Our competitors compete with us directly by offering lidar products and indirectly by attempting to solve some of the same challenges with different technologies. Our current and future competitors may enjoy competitive advantages, such as greater name recognition, established relationships, or existing contracts with Tier 1 suppliers and/or OEMs, and substantially greater financial, technical, and other resources. Because automotive lidar technology appears to have been successfully commercialized in China, our competitors in that market have likely gained experience that comes with productization that suppliers outside of China, including us, have yet to gain. We face competition from a number of sources including camera and radar companies, other developers of lidar products, Tier 1 suppliers, and other technology and automotive supply companies. In the Automotive market, our competitors have commercialized both lidar and non-lidar-based ADAS technology that has achieved market adoption, strong brand recognition, and is expected to improve over time. Other competitors are working towards commercializing autonomous driving technology and either by themselves or with a publicly announced partner, and have substantial financial, marketing, R&D, and other resources. Some of our customers in the autonomous vehicle and ADAS markets have announced development efforts or made acquisitions directed at creating their own lidar-based or other sensing technologies, which would compete with our solutions. We do not know how close these competitors are to commercializing autonomous driving systems or novel ADAS applications. In the Non-Automotive markets, our competitors seek to develop new sensing applications across industries. Even in these emerging markets, we face substantial competition from numerous competitors seeking to prove the value of their technology.

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

Our business could be materially and adversely affected by the lingering impacts of the global COVID-19 pandemic or other potential epidemics and outbreaks, such as “bird flu.”

The COVID-19 pandemic disrupted and affected our business operations. The lingering effects could continue to disrupt our business and supply chain. Given the unpredictable nature of COVID-19 and its variants, it is difficult, if not impossible, to predict the potential continuing impact on our business operations or those of third parties upon which we rely. The lingering effects of the COVID-19 pandemic, including associated business interruptions and recovery, as well as other possible epidemics or outbreaks of other contagions, such as avian influenza, which is more commonly known as “bird flu,” could result in a material adverse impact on our business operations, or the business operations of our current or anticipated customers and suppliers. Our design and engineering operations, among others, cannot all be conducted remotely and often require on-site access to materials and equipment. We have customers, suppliers, and partners with international operations, and our customers, suppliers, and partners also depend on suppliers and manufacturers worldwide, which means that our business and prospects could be affected by the lingering effects of the COVID-19 pandemic anywhere in the world. Depending upon the duration of the lingering effects of the COVID-19 pandemic and the associated business interruptions, our customers, suppliers, manufacturers, and partners may suspend or delay their engagements with us. We and our customers’ and suppliers’ response to the lingering effects of the COVID-19 pandemic may prove to be inadequate and they may be unable to continue their respective operations in the manner they had prior to the outbreak, and we may consequently endure interruptions, reputational harm, delays in our product development, and shipments, all of which could have an adverse effect on our business, operating results, and financial condition. In addition, we cannot assure you as to the timing of the economic recovery given the lingering effects of the pandemic, which could have a material adverse effect on our target markets and our business.

The New Circle Purchase Agreement contains contractual limitations that may not allow us to draw all of the $50 million committed under the Purchase Agreement and to the extent we do draw under the Purchase Agreement, existing stockholders will be diluted.

On July 25, 2024, we entered into the Purchase Agreement with New Circle Principal Investments LLC, or New Circle, pursuant to which New Circle committed to purchase, subject to certain limitations, up to $50 million of our Common Stock should we elect to sell our common stock to them. Should we decide to sell our common stock to New Circle, existing stockholders at such time will experience dilution of their interest in us, which dilution will be heightened if the price at which we sell common stock is low, as there is no minimum price at which we can sell our common stock under the Purchase Agreement.  Under the Purchase Agreement, we can only sell to New Circle up to 1,721,755 shares of our common stock, which is equal to 19.99% of the shares of the Company’s common stock outstanding as of the date of the Purchase Agreement, unless we first obtain stockholder approval or the average purchase price per share paid by New Circle exceeds $1.41, which is the lower of the closing price on the execution date of the Purchase Agreement, and the average closing prices for our common stock during the 5-trading day period immediately preceding the execution of the Purchase Agreement. Moreover, we may not issue shares to New Circle whereby they would own more than 4.99% of our outstanding shares at any one time, which on March 31, 2025, was 932,640 shares. At values below $2.00 per share, we would likely not be in a position to realize the full commitment of $50 million under the Purchase Agreement and existing stockholders would experience significant dilution. Therefore, the actual number of shares we will be able to sell to New Circle, the amount of dilution our stockholders will experience upon the sale of our common stock under the Purchase Agreement, and the total proceeds that we will derive from such sales, cannot be determined at this time.

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

Currently, we are engaged in a proxy dispute with a group of dissident shareholders who have proposed measures that would, among other things, prevent the replenishment of our employee equity incentive plan. If adopted, these proposals could significantly impair our ability to offer competitive equity-based compensation, which is a key component of our strategy to attract, retain, and motivate employees. The uncertainty surrounding the outcome of this proxy contest may also create internal disruption, reduce employee morale, and make it more difficult to recruit new talent. Any loss of key personnel or inability to attract and retain qualified employees could materially and adversely affect our business, product development efforts, and long-term growth prospects.

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

Actions that we have taken or may take in the future, related to the implementation of our strategic initiatives may be costly and not successful.

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

On August 28, 2024, we were purported to be served with a complaint that alleges we are in breach of a lease for office space in Dublin, California, entered into by our subsidiary, AEye Technologies, Inc. in 2019, because of an alleged failure to pay rent.  The landlord claimed that the amount owed could be up to $8.5 million. We disputed, among other things, that the total damages claimed by the landlord equal the amount claimed. On April 28, 2025, the Company and the former landlord entered into a settlement agreement to resolve all outstanding disputes related to the early termination of the lease. Under the terms of the agreement, the Company will pay $1,400 in cash and issue a warrant to purchase up to 350,000 shares of common stock at an initial exercise price of $2.22 per share.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Rule 10b5-1 Trading Plans. For the three months ended March 31, 2025, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement" as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

Exhibit Number	Description	Form	File Number	Exhibit/Appendix Reference	Filing Date	Filed Herewith
3.1	Second Amended and Restated Certificate of Incorporation of AEye, Inc.	8-K	001-39699	3.1	08/23/2021
3.2	Certificate of Amendment of the Second Amended and Restated Certificate of Incorporation of AEye, Inc.	10-Q	001-39699	3.2	05/11/2023
3.3	Certificate of Amendment of the Second amended and Restated Certificate of Incorporation of AEye, Inc.	8-K	001-39699	3.1	12/29/2023
3.4	Amended and Restated Bylaws of AEye, Inc.	8-K	001-39699	3.1	03/07/2025
31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15(d)-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15(d)-14(a) under the Securities Exchange Act of 1934, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	Inline XBRL Instance Document					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					X

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

Dated: May 9, 2025

AEye, Inc.

By: /s/ Matthew Fisch

Matthew Fisch

Chief Executive Officer and Chairman of the Board

(Principal Executive Officer)

By: /s/ Conor Tierney

Conor Tierney

Chief Financial Officer and Treasurer

(Principal Financial Officer)