Form 10-Q
period 2025-06-30
AEye, Inc.
filed 2025-08-08
CIK 1818644

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

As of August 7, 2025, the registrant had 39,943,121 shares of common stock, $0.0001 par value per share, outstanding.

AEye, Inc.

Quarterly Report on Form 10-Q

For the Quarterly Period Ended June 30, 2025

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

PART 1. FINANCIAL INFORMATION

Item 1. Financial statements (Unaudited)

AEYE, INC. CONDENSED CONSOLIDATED BALANCE SHEETS (In thousands, except share amounts and par value data)

	June 30, 2025	December 31, 2024
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,374	$10,266
Marketable securities	16,836	12,012
Accounts receivable, net	27	11
Inventories, net	232	176
Prepaid and other current assets	943	2,706
Total current assets	20,412	25,171
Right-of-use assets	549	652
Property and equipment, net	549	605
Other noncurrent assets	592	692
Total assets	$22,102	$27,120

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$5,473	$3,598
Accrued expenses and other current liabilities	3,117	7,709
Convertible note, current	1,997	—
Total current liabilities	10,587	11,307
Operating lease liabilities, noncurrent	361	479
Convertible note, noncurrent	146	146
Other noncurrent liabilities	826	64
Total liabilities	11,920	11,996
COMMITMENTS AND CONTINGENCIES (Note 17)
STOCKHOLDERS’ EQUITY:
Preferred stock—$0.0001 par value: 1,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock—$0.0001 par value: 600,000,000 shares authorized; 20,550,266 and 13,734,160 shares issued and outstanding at June 30, 2025 and December 31, 2024	2	1
Additional paid-in capital	400,561	388,213
Accumulated other comprehensive income	—	5
Accumulated deficit	(390,381)	(373,095)
Total stockholders’ equity	10,182	15,124
Total liabilities and stockholders’ equity	$22,102	$27,120

The accompanying notes are an integral part of these condensed consolidated financial statements.

AEYE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except share amounts and per share data)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Revenue	$22	$32	$86	$52
Cost of revenue	108	160	$204	423
Gross loss	(86)	(128)	(118)	(371)
OPERATING EXPENSES:
Research and development	3,670	3,838	$7,160	8,370
Sales and marketing	601	67	$984	408
General and administrative	4,348	4,223	$7,243	9,838
Total operating expenses	8,619	8,128	15,387	18,616
LOSS FROM OPERATIONS	(8,705)	(8,256)	(15,505)	(18,987)
OTHER INCOME (EXPENSE):
Change in fair value of convertible note and warrant liabilities	(593)	(15)	$87	(13)
Interest income and other	393	228	$607	423
Interest expense and other	(365)	56	$(2,473)	373
Total other income (expense), net	(565)	269	(1,779)	783
Loss before income tax expense	(9,270)	(7,987)	(17,284)	(18,204)
Provision for income tax expense	—	—	$2	2
Net loss	$(9,270)	$(7,987)	$(17,286)	$(18,206)
Change in net unrealized gain (loss) on available-for-sale securities, net of tax	(6)	(4)	(5)	(18)
Comprehensive loss	$(9,276)	$(7,991)	$(17,291)	$(18,224)

PER SHARE DATA
Net loss per share (basic and diluted)	$(0.48)	$(1.16)	$(0.95)	$(2.80)
Weighted average shares outstanding (basic and diluted)	19,125,970	6,874,454	18,137,050	6,499,089

The accompanying notes are an integral part of these condensed consolidated financial statements.

AEYE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the six months ended June 30, 2025 and 2024

(In thousands, except share amounts)

(Unaudited)

					Additional	Accumulated Other		Total
	Preferred Stock		Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
BALANCE—December 31, 2024	—	$—	13,734,160	$1	$388,213	$5	$(373,095)	$15,124
Stock-based compensation	—	—	—	—	2,501	—	—	2,501
Issuance of common stock upon vesting of restricted stock units	—	—	838,656	—	—	—	—	—
Taxes related to net share settlement of equity awards	—	—	(396,662)	—	(333)	—	—	(333)
Issuance of common stock under the Common Stock Purchase Agreements	—	—	4,514,023	1	7,815	—	—	7,816
Transaction costs related to the Common Stock Purchase Agreements	—	—	—	—	(95)	—	—	(95)
Other comprehensive income, net of tax	—	—	—	—	—	1	—	1
Net loss	—	—	—	—	—	—	(8,016)	(8,016)
BALANCE—March 31, 2025	—	$—	18,690,177	$2	$398,101	$6	$(381,111)	$16,998
Stock-based compensation	—	—	—	—	1,160	—	—	1,160
Issuance of common stock upon vesting of restricted stock units	—	—	126,766	—	—	—	—	—
Taxes related to net share settlement of equity awards	—	—	(44,536)	—	(31)	—	—	(31)
Issuance of common stock under the Common Stock Purchase Agreements	—	—	508,003	—	581	—	—	581
Transaction costs related to the Common Stock Purchase Agreements	—	—	—	—	(18)	—	—	(18)
Conversions of convertible note into common stock			1,184,549	—	716			716
Issuance of common stock through Employee Stock Purchase Plan	—	—	85,307	—	52	—	—	52
Other comprehensive loss, net of tax	—	—	—	—	—	(6)	—	(6)
Net loss	—	—	—	—	—	—	(9,270)	(9,270)
BALANCE—June 30, 2025	—	$—	20,550,266	$2	$400,561	$—	$(390,381)	$10,182

					Additional	Accumulated Other		Total
	Preferred Stock		Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
BALANCE—December 31, 2023	—	$—	6,310,090	$1	$366,647	$10	$(337,635)	$29,023
Stock-based compensation	—	—	—	—	3,014	—	—	3,014
Issuance of common stock upon vesting of restricted stock units	—	—	98,623	—	—	—	—	—
Taxes related to net share settlement of equity awards	—	—	(34,694)	—	(45)	—	—	(45)
Issuance of common stock under the Common Stock Purchase Agreement	—	—	129,000	—	165	—	—	165
Other comprehensive loss, net of tax	—	—	—	—	—	(14)	—	(14)
Net loss	—	—	—	—	—	—	(10,219)	(10,219)
BALANCE—March 31, 2024	—	—	6,503,019	1	369,781	(4)	(347,854)	21,924
Stock-based compensation	—	—	—	—	1,740	—	—	1,740
Issuance of common stock upon exercise of stock options	—	—	44,255	—	134	—	—	134
Issuance of common stock upon vesting of restricted stock units	—	—	167,143	—	—	—	—	—
Taxes related to net share settlement of equity awards	—	—	(1,292)	—	(2)	—	—	(2)
Issuance of common stock under the Common Stock Purchase Agreements	—	—	1,693,929	—	5,395	—	—	5,395
Stock issuance costs related to Common Stock Purchase Agreements	—	—	—	—	(416)	—	—	(416)
Issuance of common stock through Employee Stock Purchase Plan	—	—	30,679	—	26	—	—	26
Other comprehensive loss, net of tax	—	—	—	—	—	(4)	—	(4)
Net loss	—	—	—	—	—	—	(7,987)	(7,987)
BALANCE—June 30, 2024	—	$—	8,437,733	$1	$376,658	$(8)	$(355,841)	$20,810

The accompanying notes are an integral part of these condensed consolidated financial statements.

AEYE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six months ended June 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(17,286)	$(18,206)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	75	56
Noncash lease expense relating to operating lease right-of-use assets	103	727
Gain on termination of operating lease, net	(1,612)	—
Common stock purchase agreement costs	306	—
Debt issuance costs	2,020	—
Inventory write-downs, net of scrapped inventory	24	112
Change in fair value of convertible note and warrant liabilities	(87)	13
Stock-based compensation	3,661	4,754
Amortization of premiums and accretion of discounts on marketable securities, net of change in accrued interest	(157)	(428)
Expected credit losses, net of write-off	2	34
Changes in operating assets and liabilities:
Accounts receivable, net	(18)	90
Inventories, current and noncurrent, net	(114)	89
Prepaid and other current assets	84	724
Other noncurrent assets	134	171
Accounts payable	1,761	108
Accrued expenses and other current liabilities	(1,522)	(1,402)
Operating lease liabilities	(1,532)	(799)
Contract liabilities	—	74
Other noncurrent liabilities	—	(358)
Net cash (used in) operating activities	(14,158)	(14,241)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(14)	(234)
Purchases of marketable securities	(14,303)	(15,173)
Proceeds from redemptions and maturities of marketable securities	9,631	18,400
Net cash (used in) provided by investing activities	(4,686)	2,993
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	—	134
Proceeds from issuance of convertible note	2,950	146
Payments for convertible note redemptions	(750)	—
Transaction costs related to issuance of convertible note	(608)	—
Proceeds from issuance of common stock under Common Stock Purchase Agreements	10,076	5,560
Stock issuance costs related to Common Stock Purchase Agreements	(404)	(288)
Taxes paid related to the net share settlement of equity awards	(364)	(47)
Proceeds from issuance of common stock through the Employee Stock Purchase Plan	52	26
Net cash provided by financing activities	10,952	5,531
NET DECREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(7,892)	(5,717)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH—Beginning of period	10,266	19,082
CASH, CASH EQUIVALENTS AND RESTRICTED CASH—End of period	$2,374	$13,365
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes, net of refund	$21	$1
Cash paid for interest	—	—
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Noncash debt issuance costs	$1,362	—
Stock issuance costs included in accounts payable and accrued liabilities	213	128
Debt issuance costs included in accounts payable and accrued liabilities	50	—
Purchases of property and equipment included in accounts payable and accrued liabilities	5

The accompanying notes are an integral part of these condensed consolidated financial statements.

AEYE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data or otherwise stated)

1.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

AEye, Inc. and its wholly owned subsidiaries (the “Company” or “AEye”) is a provider of high-performance, active lidar systems for vehicle autonomy, advanced driver-assistance systems, or ADAS, and robotic vision applications. AEye’s Intelligent Sensing Platform includes a solid-state software definable active lidar sensor, an adaptive sensing SmartScan architecture to scan dynamic scenes/targets, and sophisticated signal processing capability that provides precise measurements and imaging for various safety-critical applications. The Intelligent Sensing Platform captures more information with less data, facilitating faster, more accurate, and more reliable perception of the environment.

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

Management is required to assess its ability to continue as a going concern within one year of the date the financial statements are issued in accordance with ASC 205-40, Presentation of Financial Statements - Going Concern. In each reporting period, including interim periods, an entity is required to assess conditions known and reasonably knowable as of the financial statement issuance date to determine whether it is probable an entity will not meet its financial obligations within one year from the financial statement issuance date. These condensed consolidated financial statements have been prepared on a going concern basis.

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

Since its inception, the Company has incurred net losses and negative cash flows from operations. As of June 30, 2025, the Company had an accumulated deficit of $390,381. As the Company is still in its early stages, management expects to incur additional operating losses and negative operating cash flows as management continues to focus on achieving commercialization of its lidar solutions and execute on its strategic initiatives. As the Company incurs additional losses in the future, management may need to raise additional capital through issuances of equity and debt.

The Company has funded its operations primarily through the business combination and issuances of stock. As of June 30, 2025, the Company's existing sources of liquidity included cash, cash equivalents, and marketable securities of $19,210. Subsequent to June 30, 2025, the Company successfully raised additional capital of $68,844 through its common stock purchase agreements and an exercise of warrants (see Note 18). As such, management believes that with total cash, cash equivalents and marketable securities at June 30, 2025, together with the additional net proceeds raised subsequent to quarter-end, the Company currently has sufficient financial resources to fund operations and meet its capital requirements and anticipated obligations as they come due in the next twelve months from the date of issuance of these condensed consolidated financial statements.

As such, management has concluded that the conditions and events that previously raised substantial doubt no longer exist.

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

The Company’s accounts receivable are derived from customers located in the U.S., Europe, and Asia Pacific. The Company mitigates its credit risks by performing ongoing credit evaluations of its customers’ financial conditions. The Company generally does not require collateral.

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

The Company’s financial assets and liabilities measured at fair value on a recurring basis and the level of inputs used for such measurements were as follows (in thousands):

	Fair Value Measured as of June 30, 2025 Using:
	Adjusted Cost	Unrealized Gains	Fair Value	Cash and Cash Equivalent	Marketable Securities
Assets
Level 1
Money market funds	$1,085	$—	$1,085	$1,085	$—
Level 2
Asset-backed securities	904	—	904	—	$904
Corporate bonds	10,049	—	10,049	—	10,049
Commercial paper	3,396	—	3,396	—	3,396
U.S. Government securities	2,487	—	2,487	—	2,487
Total financial assets	$17,921	—	$17,921	$1,085	$16,836
Liabilities
Level 2
Private placement warrant liability	$—	$—	$—	$—	$—
Level 3
Convertible note, current	—	—	1,997	—	—
Derivative warrant liabilities	—	—	788	—	—
Total financial liabilities	$—	$—	$2,785	$—	$—

	Fair Value Measured as of December 31, 2024 Using:
	Adjusted Cost	Unrealized Gains	Fair Value	Cash and Cash Equivalent	Marketable Securities
Assets
Level 1
Money market funds	$5,823	$—	$5,823	$5,823	$—
Level 2
Corporate bonds	9,660	4	9,664	—	9,664
Commercial paper	945	—	945	—	945
U.S. Government securities	1,402	1	1,403	—	1,403
Total financial assets	$17,830	$5	$17,835	$5,823	$12,012
Liabilities
Level 2
Private placement warrant liability	$—	$—	$—	$—	$—
Level 3
Derivative warrant liability	—	—	26	—	—
Total financial liabilities	$—	$—	$26	$—	$—

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

Derivative Warrant Liabilities: On September 15, 2022, the Company entered into a convertible note agreement with a face value of $10,500 (the "2022 Note"). The Company issued warrants as part of the 2022 Note. The warrants are recorded on the condensed consolidated balance sheets at fair value. The fair value is based on unobservable inputs, which represent Level 3 measurements within the fair value hierarchy. The fair value estimate of the warrants was based on a Monte-Carlo simulation model. Inherent in a Monte-Carlo simulation model are assumptions related to price, volatility, risk-free interest rate, term to expiration, and dividend yield. Changes in fair value are recognized in other income (expense) for each reporting period. Derivative Warrant Liability is included within other noncurrent liabilities on the condensed consolidated balance sheets. These warrants were cancelled on July 28, 2025.

In January 2025, in connection with the 2025 Note, the Company issued warrants, which are recorded on the accompanying condensed consolidated balance sheets at fair value. The fair value is based on unobservable inputs, which represent Level 3 measurements within the fair value hierarchy. The fair value estimate of the warrants was based on a Black-Scholes model. Inherent in a Black-Scholes model are assumptions related to price, volatility, risk-free interest rate, term to expiration, and dividend yield. Changes in fair value are recognized in other income (expense) for each reporting period. Derivative Warrant Liability is included within other noncurrent liabilities on the condensed consolidated balance sheets. These warrants were exercised in full on July 28, 2025.

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

For the six months ended June 30, 2025, there were no net transfers between Level 1 and Level 2 inputs.

The following table presents a summary of the changes in fair value of the Company’s Level 3 financial instruments for the six months ended June 30, 2025 (in thousands):

	Derivative Warrant Liabilities	2025 Note	Total
Balance at December 31, 2024	$26	$—	$26
Additions	1,046	3,266	4,312
Payments and conversions	—	(1,466)	(1,466)
Change in fair value included in other income (expense), net	(284)	197	(87)
Balance at June 30, 2025	$788	$1,997	$2,785

The key inputs into the Black-Scholes model for the derivative warrant liability from the 2025 Note valued at June 30, 2025 are as follows:

June 30, 2025
Expected term (years)	4.0
Expected volatility	190.0%
Risk-free interest rate	3.7%
Dividend yield	—%
Exercise price	$2.22

The key inputs into the binomial-lattice model for the 2025 Note valued at June 30, 2025 are as follows:

June 30, 2025
Expected term (years)	0.7
Expected volatility	190.0%
Risk-free interest rate	4.1%
Dividend yield	—%
Estimated credit spread	35.9%

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

3.	INVENTORIES

Inventory, net of write-downs, as of June 30, 2025 and  December 31, 2024 were as follows (in thousands):

	June 30, 2025	December 31, 2024
	(unaudited)
Raw materials	$214	$158
Work in-process	—	—
Finished goods	18	18
Total inventory, net	$232	$176

The Company also had $243 and $209 of noncurrent inventory (raw materials), net of write-downs, classified within other noncurrent assets on the condensed consolidated balance sheet as of June 30, 2025 and  December 31, 2024, respectively.

The Company’s current and noncurrent inventory as of June 30, 2025 and  December 31, 2024 was written down by $4,648 and $4,659, respectively, in order to reduce inventory to the lower of cost or net realizable value.

4.	PREPAID AND OTHER CURRENT ASSETS

Prepaid and other current assets as of June 30, 2025 and  December 31, 2024 were as follows (in thousands):

	June 30, 2025	December 31, 2024
	(unaudited)
Prepaid expenses	$886	$966
Receivable for issuance of common stock	—	1,679
Other	57	61
Total prepaid and other current assets	$943	$2,706

The Company’s advances to suppliers as of June 30, 2025 and  December 31, 2024 were written down by $1,041 and $1,041, respectively, associated with the winding down of its legacy Non-Automotive product as part of its revised strategic plan. See Note 15, Restructuring, for further details.

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

On April 28, 2025, the Company and the former landlord entered into a settlement agreement to resolve all outstanding disputes related to the early termination of the lease. Under the terms of the agreement, the Company paid $1,400 in cash and will issue a warrant to purchase up to 350,000 shares of the Company's common stock at an initial exercise price of $2.22 per share with an estimated fair value of $301. The Company recorded a net gain on termination of operating lease of $1,612 during the six months ended June 30, 2025. See Note 17, Commitments and Contingencies, for further discussion.

The components of operating lease expenses, excluding the gain on early termination of operating lease, for the six months ended June 30, 2025 and 2024, are as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Operating lease cost	$70	$582	$141	$1,171
Variable lease cost	4	85	8	169
Total operating lease cost	$74	$667	$149	$1,340

Maturities of lease liabilities, excluding the lease termination liability, are as follows (in thousands):

Operating leases
Years ending - December 31:	(unaudited)
2025 (remaining six months)	$139
2026	283
2027	258
Total lease payments	680
Less amount to discount to present value	(67)
Present value of lease liabilities	$613

6.	ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities as of June 30, 2025 and  December 31, 2024 are as follows (in thousands):

	June 30, 2025	December 31, 2024
	(unaudited)
Lease termination liability	$301	$3,313
Accrued payroll	342	347
Operating lease liabilities	253	267
Accrued payroll taxes	105	159
Accrued bonuses	1,248	2,875
Accrued other	868	748
Total accrued expenses and other current liabilities	$3,117	$7,709

7.	CONVERTIBLE NOTES

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

Monthly redemptions began in April 2025 and are due on the first of each subsequent month (each a "Monthly Redemption Date or an "Installment Date"). The Company shall redeem the Monthly Redemption Amount until the 2025 Note is fully redeemed, payable in cash or, so long as certain equity conditions are met, shares of Common Stock, at the option of the Company. The equity conditions that must be met in order for the Company to settle the Monthly Redemption Amount in shares include requirements for the daily volume weighted average price of the Company's Common Stock to exceed $0.50 and the average daily trading volume of the Company's Common Stock to exceed $100 for the twenty (20) trading days prior to the applicable Installment Notice Date (which is the sixth (6th) trading day prior to each Installment Date). The Monthly Redemption Amount, in most instances, will be 1/15th of the original principal amount, plus any amount accelerated pursuant to the 2025 Note, accrued but unpaid interest, and late fees, if any. If the Company elects to settle such redemptions in shares of Common Stock, the number of shares to be settled shall be based on an Installment Conversion Price equal to the lower of (i) $2.22 or (ii) the greater of $0.30 and 90% of average volume weighted average price of the Common Stock during the five (5) trading days immediately preceding the applicable Monthly Redemption Date. The investor is permitted, not exceeding five times, to accelerate up to one Monthly Installment Amount, between Installments, (each, an "Acceleration," and each such amount, an "Acceleration Amount", and the Conversion Date of any such Acceleration, each an "Acceleration Date") at the Acceleration Conversion Price. The Acceleration Conversion Price shall be the lower of (i) $2.22 or (ii) the greater of $0.30 and 90% of average volume weighted average price of the Common Stock during the five (5) trading days immediately preceding the applicable Acceleration Date.

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

The Company elected to apply the fair value option to the measurement of the 2025 Note. As a result of adopting the fair value option, no embedded derivatives are bifurcated from the 2025 Note. The Company classifies the 2025 Note as a liability at fair value and will remeasure the 2025 Note to fair value at each reporting period. The total proceeds received from the investor of $3,000 is allocated between the 2025 Note and the related warrants issued using the relative fair value method at issuance date. This resulted in an initial fair value of $3,266 being allocated to the 2025 Note, and $1,046 allocated to the associated warrants (see Note 2 for further details). The Company recorded a non-cash issuance cost of $1,312, representing the difference between the fair value and proceeds received, within Interest expense and other on the condensed consolidated statement of operations. The fair value measurement includes the assumption of accrued interest and expense and thus a separate amount is not reflected on the condensed consolidated statement of operations.

As of June 30, 2025, the 2025 Note has an outstanding principal balance and accrued interest of $1,958 and is recorded as a current liability at fair value of $1,997.

8.	INTEREST EXPENSE AND OTHER

Interest expense and other for the six months ended June 30, 2025 and 2024 consisted of the following (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Common stock purchase agreements costs	$195	$—	$306	$—
Debt issuance costs	36	—	2,020
Amortization of premiums (accretion of discounts) on marketable securities, net	(90)	(170)	(181)	(441)
Expected credit losses	2	20	2	34
Other	222	94	326	34
Interest expense and other	$365	$(56)	$2,473	$(373)

9.	STOCKHOLDERS' EQUITY

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

The Company has issued 3,480,713 shares of its common stock to New Circle under the CSPA for gross proceeds totaling $6,480 through June 30, 2025.

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

In January 2025, the Company increased the amount of the Company's common stock that it may issue and sell through A.G.P. under the ATM Agreement, having a new aggregate value offering of up to $15,292. The Company has sold 6,395,643 shares under the ATM Agreement for gross proceeds totaling $8,825 through June 30, 2025.

10.	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The changes in accumulated other comprehensive income (loss) by component for the six months ended June 30, 2025 and 2024 are as follows (in thousands):

Unrealized gains on available-for-sale securities
Balance at December 31, 2024	$5
Other comprehensive gain, net of tax	1
Balance at March 31, 2025	$6
Other comprehensive loss, net of tax	(6)
Balance at June 30, 2025	$—

Unrealized gains (losses) on available-for-sale securities
Balance at December 31, 2023	$10
Other comprehensive loss, net of tax	(14)
Balance at March 31, 2024	$(4)
Other comprehensive income, net of tax	(4)
Balance at June 30, 2024	$(8)

11.	NET LOSS PER SHARE

The following table sets forth the basic and diluted net loss per share attributable to common stockholders for the periods presented (in thousands, except share amounts and per share data):

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Numerator:
Net loss attributable to common stockholders	$(9,270)	$(7,987)	$(17,286)	$(18,206)
Denominator:
Weighted average common shares outstanding - Basic	19,125,970	6,874,454	18,137,050	6,499,089
Weighted average common shares outstanding - Diluted	19,125,970	6,874,454	18,137,050	6,499,089

Net loss per share attributable to common stockholders - Basic and Diluted	$(0.48)	$(1.16)	$(0.95)	$(2.80)

Due to net losses for the six months ended June 30, 2025 and 2024, basic and diluted net loss per share were the same, as the effect of all potentially dilutive securities would have been anti-dilutive. The following table sets forth the anti-dilutive common share equivalents for the periods listed:

	Six months ended June 30,
	2025	2024
Common stock options issued and outstanding	131,142	144,287
Unvested restricted stock units	747,470	715,297
Warrants	1,124,706	319,443
Common Stock Purchase Agreements	27,572,156	206,780
Conversion of convertible note	1,790,955	75,469
ESPP	18,513	30,679
Total	31,384,942	1,491,955

12.	STOCK-BASED COMPENSATION

The following table summarizes stock-based compensation expense recorded in each financial statement line item in the Company’s condensed consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2025 and 2024 (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Research and development	$316	$499	1,011	1,708
Sales and marketing	126	3	255	185
General and administrative	718	1,238	2,395	2,861
Total stock-based compensation	$1,160	$1,740	$3,661	$4,754

13.	SEGMENT INFORMATION

The Company adopted ASU 2023-07 during the year ended December 31, 2024. The Company has one reportable segment managed on a consolidated basis by the Chief Executive Officer who is the chief operating decision maker (“CODM”). In identifying one reportable segment, the Company considered the basis of organization for the design and development of high-performance, active lidar systems and applications.

The accounting policies of the segment are the same as those described in the summary of significant accounting policies. The CODM assesses performance and decides how to allocate resources based on consolidated net loss as reported in the consolidated statements of operations and comprehensive loss.  There are no other expense categories regularly provided to the CODM that are not already included in the consolidated statements of operations and comprehensive loss. The measure of segment assets is reported on the balance sheet as cash, cash equivalents, and marketable securities.

14.	REVENUE

Sale of Prototypes

The Company recorded revenue for prototype sales of $22 and $22 in the three and six months ended June 30, 2025, respectively, and $6 and $26 in the three and six months ended June 30, 2024, respectively. The Company does not incur significant contract costs in fulfilling or obtaining its contracts with customers.

Development Contracts

The Company has entered into research and development contracts as well as a sales, marketing and technical support services contract with companies in both the Automotive and in Non-Automotive industries. The Company assessed the number of performance obligations associated with the promises under each agreement, primarily the delivery of customized perception-related goods and services, and recognized $0 and $64 in revenue for performance obligations that had been satisfied as of the three and six months ended June 30, 2025, respectively, and $26 during both the three and six months ended June 30, 2024 in the condensed consolidated statements of operations and comprehensive loss.

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

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Revenue by primary geographical market:
United States	$5	$26	$5	$41
Europe	1	6	65	11
Asia-Pacific	16	—	16	—
Total	$22	$32	$86	$52

Revenue by timing of recognition:
Recognized at a point in time	$22	$6	$22	$26
Recognized over time	—	26	64	26
Total	$22	$32	$86	$52

Contract Liabilities

The Company had $0 and $74 in contract liabilities balance as of June 30, 2025 and 2024. There were no remaining performance obligations as of  June 30, 2025 and December 31, 2024.

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

In 2023, the Company implemented a revised strategic plan, which focused on reducing fixed operating activities by simplifying business operations and focusing development and commercial activities on a single unifying product for both the Automotive and Non-Automotive markets. As part of its effort to reduce fixed operating costs, focus operations, simplify supply chains, and streamline manufacturing to unify around a single product, Apollo, the company wound down support for its legacy Non-Automotive product. In August 2024, the Company further reduced fixed operating costs and terminated its headquarters lease and in 2025, settled the amount of the lease termination liability.  See discussion in Note 5, Leases and Note 17, Commitment and Contingencies for further discussion regarding the settlement of the lease termination liability.

Restructuring charges are summarized as follows for the six months ended  June 30, 2025 (in thousands):

	Losses on purchase commitments	Lease Termination Liability	Other	Total
Balance as of December 31, 2024	$297	$3,313	$5	$3,615
Adjustments	—	(1,612)	—	(1,612)
Cash payments	(30)	(1,400)	—	(1,430)
Balance as of June 30, 2025	$267	$301	$5	$573

16.	INCOME TAXES

For the six months ended June 30, 2025 and 2024, the Company recognized $2 and $2 provision for income taxes, respectively. The income tax rates vary from the federal and state statutory rates due to the valuation allowances on the Company’s net operating losses and foreign tax rate differences. The Company computes its quarterly income tax provision by using a forecasted annual effective tax rate and adjusts for any discrete items arising during the quarter.

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

On August 28, 2024, the Company was served with a complaint that was filed in the Superior Court of California for the County of Alameda on August 26, 2024 that (1) alleged the Company was in breach of the lease for its former headquarters office in Dublin, California because of the Company’s failure to pay rent as required by the lease and (2) provided notice that the lease had been terminated by the landlord effective as of August 23, 2024.  The landlord claimed that the amount owed could be up to $8,500. Thereafter, in August 2024, the landlord fully drew down the standby letter of credit of $2,150, which was held as security for the payment of rent, due to the alleged default of the lease. On April 28, 2025, the Company and the former landlord entered into a settlement agreement to resolve all outstanding disputes related to the early termination of the lease. Under the terms of the agreement, the Company paid $1,400 in cash in May 2025, and will issue warrants to purchase up to 350,000 shares of common stock at an initial exercise price of $2.22 per share.

18.	SUBSEQUENT EVENTS

Subsequent to June 30, 2025, the Company issued 17,889,400 shares of its common stock under the common stock purchase agreements for total gross proceeds of $67,057. Additionally, a noteholder exercised warrants to purchase 805,263 shares of common stock for a total exercise price of $1,788.

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

Overview

This overview provides a high-level discussion of our operating results and some of the trends that affect our business. We believe that an understanding of these trends is important to understanding our financial results for the six months ended June 30, 2025, as well as our future prospects. This summary is not intended to be exhaustive, nor is it intended to be a substitute for the detailed discussion and analysis provided elsewhere in this Quarterly Report, including our condensed consolidated financial statements and accompanying notes.

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

Market Trends and Uncertainties

We anticipate growing demand for our Intelligent Sensing Platform across our two major markets, Automotive and Non-Automotive, and we believe this expected growth will enable us to capture market share across both the Automotive and Non-Automotive markets. We plan to pursue opportunities in advanced driver-assistance systems, or ADAS, autonomous driving, and commercial trucking, while also exploring opportunities in the Non-Automotive market, such as in the railway, airport safety and security, perimeter monitoring, transportation logistics, and intelligent transportation systems, or ITS segments. This diversified approach provides us with multiple opportunities for sustained growth by enabling new applications and product features across a broad range of industries and market segments. However, as our customers continue their R&D projects to commercialize solutions that rely on lidar technology, it is difficult to estimate the timing of ultimate end market demand and customer adoption. In the Automotive market for example, our growth and financial performance will be heavily influenced by our ability to successfully integrate into OEM programs that require years of development, testing, and validation. Because of the size and complexity of these OEM programs, having Tier 1 partnerships should provide a substantial competitive advantage over our competitors given their large scale, mass-production capabilities, and existing OEM relationships held by our Tier 1 partners. If we fail to remain engaged with one or more Tier 1 automotive suppliers, it may have an adverse effect on our business. The markets for lidar are projected to see significant growth in both the near and long-term.

We recently raised additional capital that we expect will provide us with an operating runway for at least the next 12 months and allow us to fund our short- and mid-term strategic initiatives. As is common in early-stage companies with limited operating histories, we are subject to risks and uncertainties such as those described in Part II, Item 1A of this Quarterly Report on Form 10-Q. Since inception, we have incurred net losses and negative cash flows from operations and expect to continue incurring losses until at least commercialization. Accordingly, we expect to remain dependent on raising additional capital to provide the cash necessary to continue our ongoing operations. As a result, it remains critical for us to preserve cash and manage spending to extend our liquidity. We also plan to improve our liquidity position through securing additional financing, engaging with partners and OEMs, and executing on our critical milestones. However, successfully raising capital is outside of our control, and there can be no assurance that we will be able to obtain additional financing on terms acceptable to us, on a timely basis, or at all.

During the six months ended June 30, 2025, we raised $11,637 in gross proceeds through share issuances through our common stock purchase agreements and a convertible note. Subsequent to June 30, 2025, we raised $68,844 in gross proceeds through issuance of shares through our common stock purchase agreements and an exercise of warrants. We also have additional liquidity available through our equity line of credit and ATM facilities.

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

We have also made substantial progress in our collaboration efforts with Nvidia. Most recently, we announced the integration of our lidar technology into Nvidia’s DRIVE AGX Orin platform, which we believe represents a significant milestone in expanding our reach within the automotive ecosystem. This integration is expected to open new opportunities to engage with global automotive OEMs and Tier 1 suppliers as they adopt Nvidia’s autonomous driving solutions. In addition, we continue to demonstrate significant advances in the high-speed and long-range detection performance of our lidar systems, which we believe positions us well for future integration with Nvidia’s Hyperion platform. Given these engagements are relatively recent, there is no guarantee that these endeavors will be successful.

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

In July 2025, we announced the launch of OPTISTM, a complete physical AI solution designed to enhance legacy infrastructure and deliver actionable intelligence across a wide range of industries. OPTISTM combines our software-defined Apollo lidar technology with advanced computing to bridge the gap between perception and action in real time. This solution is intended to not only address critical needs in transportation, safety, and security, but also opens our platform to third-party partners and developers, creating an ecosystem for innovation and growth beyond automotive applications.

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

To date, our revenue has primarily been generated through development contracts with OEMs and Tier 1 suppliers, as well as unit sales of our products to Non-Automotive customers. These development contracts primarily focus on customization of our product's capabilities to our customers’ applications, typically involving software implementation to assist with sensor connection and control, customization of scan patterns, and enhancement of particular perception capabilities to meet specific customer needs. In general, development contracts that require more complex configurations have higher prices. We expect development contracts to remain a significant part of our business in the near term, but represent a smaller share of our total revenue over time as we increase our focus on technology licensing in the Automotive market and leverage these economies of scale to expand into the Non-Automotive market.

Investment and Innovation

Our proprietary adaptive intelligent lidar technology delivers industry-leading performance, addressing the toughest challenges in achieving partial or full autonomy. Unlike traditional sensing systems that passively collect data, our active Intelligent Sensing Platform employs principles from automated targeting systems and biomimicry to actively scan the environment, intelligently focusing on critical elements to enable safer, smarter, and faster decisions in complex scenarios.

In June 2024, we introduced Apollo, our next-generation lidar sensor. Apollo offers best-in-class range and resolution in a compact, power-efficient, and cost-effective form factor, making it ideal for both automotive and non-automotive applications. Apollo can be integrated behind the windshield, on the roof, or in the grille, allowing OEMs to implement essential safety features with minimal impact on vehicle design. This innovative sensor leverages our Intelligent Sensing Platform, providing a highly programmable and customizable lidar solution that can be continually enhanced via software updates. With a horizontal field of view up to 120° and long-range detection capabilities of up to 1 kilometer, Apollo is poised to be a key player in advancing vehicle safety and autonomy, as well as smart infrastructure and logistics applications.

In July 2025, we announced OPTIS™, a physical AI solution designed to modernize legacy infrastructure by delivering actionable intelligence in real time. This platform opens our ecosystem to third-party partners and developers, creating opportunities for growth across industries.

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

Components of Results of Operations

Total Revenues

Our prototype sales revenue primarily related to unit sales of our lidar products. Revenue from prototype sales is typically recognized at a point in time when the control of goods is transferred to the customer, generally upon delivery or shipment to the customer.  Revenue from development and/or collaboration arrangement contracts are earned from R&D activities and collaboration with OEMs and Tier 1 suppliers. These contracts primarily focus on customization of our product's capabilities to our customers’ applications, typically involving software implementation to assist with sensor connection and control, customization of scan patterns, and enhancement of perception capabilities to meet specific customer needs. Revenue from development contracts is recognized when we satisfy performance obligations in the contract, which can result in recognition at either a point in time or over time. This assessment is made at the outset of the arrangement for each performance obligation.

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

Operating Expenses

Research and Development

Our research and development, or R&D, efforts are focused primarily on hardware, software, and system engineering related to the design and development of our advanced lidar solutions. R&D expenses include:

•	personnel-related expenses, including salaries, benefits, bonuses, one-time termination benefits, and stock-based compensation expense, net of allocations to other departments;
•	third-party engineering and contractor costs;
•	lab equipment;
•	engineering parts and test units;
•	new hardware and software expenses; and
•	allocated personnel and overhead expenses.

R&D costs are expensed as they are incurred. We expect our R&D costs to increase from 2024 as we continue to invest in the development and commercialization of our products.

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

We expect our S&M expenses to increase from 2024 as we pursue Non-Automotive opportunities to accelerate profitability while continuing to leverage our Tier 1 partners to commercialize our products and manage relationships with the OEMs in the Automotive market.

General and Administrative

Our general and administrative, or G&A, spending supports all business functions. G&A expenses include:

•

personnel-related costs, including salaries, benefits, bonuses, one-time termination benefits, and stock-based compensation expense for executive, finance, legal, operations, human resources, technical support, and other administrative personnel, net of allocations to other departments;

•	consulting, accounting, audit, legal, and other professional fees;
•	insurance premiums, software and computer equipment costs, general office expenses; and
•	allocated overhead expenses.

We expect our G&A expenses to decrease slightly from 2024 with reduced facility costs, while continuing to incur expenses to support other departments as we continue to develop and commercialize our products.

Change in Fair Value of Convertible Note and Warrant Liabilities

The changes in fair value of the 2025 Note and warrant liabilities are the result of the change in fair value at each reporting date. The 2025 Note and warrant liabilities are recorded at fair value for each reporting period, and the changes in fair value are reported within other income (expense), net during the period. We also elected to record interest expense on the 2025 Note as changes in fair value. We expect the change in fair value of warrant liability to decrease given that subsequent to June 30, 2025, the warrants associated with the 2022 convertible note were cancelled and the warrants associated with the 2025 convertible note were exercised in full.

Interest Income, Interest Expense and Other

Interest income and other consists primarily of interest earned on our cash, cash equivalents, and marketable securities. These amounts will vary based on our cash and cash equivalents balances and market rates. Interest income and other also includes gains on sale of property and equipment. Interest expense and other consists primarily of financing costs, and amortization of premiums and accretion of discounts on marketable securities, net. We expect interest income will increase due to funds raised subsequent to June 30, 2025.

Results of Operations

Comparison of the three months ended June 30, 2025 and 2024

The results of operations presented below should be reviewed in conjunction with the condensed consolidated financial statements and notes included elsewhere in this report. The following table sets forth our consolidated results of operations data for the three months ended June 30, 2025 and 2024 (in thousands, except for percentages):

	Three months ended June 30,		Change	Change
	2025	2024	$	%
Revenue	$22	$32	$(10)	(31)%
Cost of revenue	108	160	(52)	(33)%
Gross loss	(86)	(128)	42	(33)%
Research and development	3,670	3,838	(168)	(4)%
Sales and marketing	601	67	534	797%
General and administrative	4,348	4,223	125	3%
Total operating expenses	8,619	8,128	491	6%
Loss from operations	(8,705)	(8,256)	(449)	5%
Change in fair value of convertible note and warrant liabilities	(593)	(15)	(578)	3853%
Interest income and other	393	228	165	72%
Interest expense and other	(365)	56	(421)	(752)%
Total other income (expense), net	(565)	269	(834)	(310)%
Loss before income tax expense	(9,270)	(7,987)	(1,283)	16%
Provision for income tax expense	—	—	—	—%
Net loss	$(9,270)	$(7,987)	$(1,283)	16%

Revenue

Revenues decreased by $10, or 31%, to $22 for the three months ended June 30, 2025, from $32 for the three months ended June 30, 2024.  This decrease is primarily due to lower contract development revenues, partially offset by an increase in the number of prototype unit sales in the current quarter.

Cost of Revenue

Cost of revenue decreased by $52, or 33%, to $108 for the three months ended June 30, 2025, from $160 for the three months ended June 30, 2024. This decrease was primarily due to lower contract development costs in the current quarter and inventory write-downs recorded in the three months ended June 30, 2024.

Operating Expenses

Research and Development

Research and development expenses decreased by $168, or 4%, to $3,670 for the three months ended June 30, 2025, from $3,838 for the three months ended June 30, 2024. This decrease was primarily driven by decreases in stock-based compensation expense of $189 and information technology and facilities expense of $431. The decreases were offset by a $361 increase in fees paid to third parties for development work and personnel costs, net of allocations, of $120.

Sales and Marketing

Sales and marketing expenses increased by $534, or 797%, to $601 for the three months ended June 30, 2025, from $67 for the three months ended June 30, 2024. This increase was primarily driven by increases in allocated personnel costs and stock-based compensation of $484 and marketing and consulting costs of $60 as we pursue Non-Automotive opportunities.

General and Administrative

General and administrative expenses increased by $125, or 3%, to $4,348 for the three months ended June 30, 2025, from $4,223 for the three months ended June 30, 2024. This increase was primarily driven by increases in accounting, legal and consulting fees of $554, partially offset by decreases in stock-based compensation and personnel costs, net of allocations, of $515.

Change in Fair Value of Convertible Note and Warrant Liabilities

Change in fair value of convertible note and warrant liabilities increased by $578 to $593 for the three months ended June 30, 2025, from $15 for the three months ended June 30, 2024. This increase was primarily due to the change in fair value of the 2025 Note and related warrants, which were newly issued in 2025.

Interest Income and Other

Interest income and other increased by $165, or 72%, to $393 for the three months ended June 30, 2025, from $228 for the three months ended June 30, 2024. This increase was primarily due to insurance proceeds received of $250, partially offset by lower interest earned on our cash equivalents and marketable securities in the current period.

Interest Expense and Other

Interest expense and other increased by $421, or 752%, to a net expense of $365 for the three months ended June 30, 2025, from a net income of $56 for the three months ended June 30, 2024. This increase was primarily due to an increase in costs related to financing arrangements of $231 and foreign exchange losses.

Provision for Income Tax Expense

Provision for income tax expenses remained constant at $0 for the three months ended June 30, 2025 and June 30, 2024.

Net Loss

Net loss increased by $1,283, or 16%, to $9,270 for the three months ended June 30, 2025, from $7,987 for the three months ended June 30, 2024. This increase was primarily due to increased personnel costs, investments in the development of Apollo and changes in fair value of convertible note and warrants, partially offset by decreases in stock-based compensation and facilities expenses.

Results of Operations

Comparison of the six months ended June 30, 2025 and 2024

The results of operations presented below should be reviewed in conjunction with the condensed consolidated financial statements and notes included elsewhere in this report. The following table sets forth our consolidated results of operations data for the six months ended June 30, 2025 and 2024 (in thousands, except for percentages):

	Six months ended June 30,		Change	Change
	2025	2024	$	%
Total revenue	$86	$52	$34	$65%
Cost of revenue	204	423	(219)	(52)%
Gross loss	(118)	(371)	253	(68)%
Research and development	7,160	8,370	(1,210)	(14)%
Sales and marketing	984	408	576	141%
General and administrative	7,243	9,838	(2,595)	(26)%
Total operating expenses	15,387	18,616	(3,229)	(17)%
Loss from operations	(15,505)	(18,987)	3,482	(18)%
Change in fair value of convertible note and warrant liabilities	87	(13)	100	(769)%
Interest income and other	607	423	184	43%
Interest expense and other	(2,473)	373	(2,846)	(763)%
Total other income (expense), net	(1,779)	783	(2,562)	(327)%
Loss before income tax expense	(17,284)	(18,204)	920	(5)%
Provision for income tax expense	2	2	—	—%
Net loss	$(17,286)	$(18,206)	$920	(5)%

Revenue

Revenues increased by $34, or 65%, to $86 for the six months ended June 30, 2025, from $52 for the six months ended June 30, 2024.  This increase is primarily due to higher contract development revenues, partially offset by lower prototype unit sales in the current quarter.

Cost of Revenue

Cost of revenue decreased by $219, or 52%, to $204 for the six months ended June 30, 2025, from $423 for the six months ended June 30, 2024. This decrease was primarily due to inventory write-downs and losses on purchase commitments recorded in the six months ended June 30, 2024, resulting from implementation of our strategic plan to wind down support for our legacy Non-Automotive product.

Operating Expenses

Research and Development

Research and development expenses decreased by $1,210, or 14% to $7,160 for the six months ended June 30, 2025, from $8,370 for the six months ended June 30, 2024. This decrease was primarily driven by decreases in stock-based compensation expense and personnel costs, net of allocation, of $869, and information technology and facilities expense of $893. The decreases were offset by a $711 increase in fees paid to third parties for development work.

Sales and Marketing

Sales and marketing expenses increased by $576, or 141% to $984 for the six months ended June 30, 2025, from $408 for the six months ended June 30, 2024. This increase was primarily driven by increases in allocated personnel and stock-based compensation costs of $778 and marketing and consultant spend of $85 as we pursue Non-Automotive opportunities.

General and Administrative

General and administrative expenses decreased by $2,595, or 26%, to $7,243 for the six months ended June 30, 2025, from $9,838 for the six months ended June 30, 2024. This decrease was primarily driven by a favorable adjustment of $1,612 upon settlement of a lease dispute, decreases in stock-based compensation and personnel cost, net of allocations, of $1,202. These decreases were partially offset by an increase in accounting, legal, and professional fees of $579.

Change in Fair Value of Convertible Note and Warrant Liabilities

Change in fair value of convertible note and warrant liabilities increased by $100 to $87 for the six months ended June 30, 2025, from a net gain $13 for the six months ended June 30, 2024. This increase was primarily due to the change in fair value of the 2025 Note and related warrants, which were newly issued in 2025.

Interest Income and Other

Interest income and other increased by $184 or 43%, to $607 for the six months ended June 30, 2025, from $423 for the six months ended June 30, 2024. This increase was primarily due to insurance proceeds received of $250, partially offset by lower interest earned on our cash equivalents and marketable securities in the current period.

Interest Expense and Other

Interest expense and other increased by $2,846, or 763%, to a net expense of $2,473 for the six months ended June 30, 2025, from a net income of $373 for the six months ended June 30, 2024. This increase was primarily due to an increase in costs related to financing arrangements in the current period and a decrease in amortization of premiums on marketable securities, net.

Provision for Income Tax Expense

Provision for income tax expenses remained constant at $2 for the six months ended June 30, 2025 and June 30, 2024.

Net Loss

Net loss decreased by $920, or 5% to $17,286 for the six months ended June 30, 2025, from $18,206 for the six months ended June 30, 2024. This decrease was primarily due to decreases in stock-based compensation, personnel and facilities expenses, partially offset by the increase in the change in fair value of convertible note and warrants, and investments in the development of Apollo.

Liquidity and Capital Resources

Sources of Liquidity

Our capital requirements will depend on many factors, including, but not exclusively, sales volume and timing of revenue, our efforts to establish and maintain a relationship with one or more Tier 1 automotive suppliers and the timing of any OEM design wins, our ability to effectively and efficiently manage our expenses, the timing and extent of spending to support R&D efforts, how quickly we can commercialize our products, and the market adoption of new and enhanced products and features. As of June 30, 2025, our cash, cash equivalents, and marketable securities totaled $19,210. Subsequent to June 30, 2025, we successfully raised additional capital of $68,844 on the issuance of shares from our common stock purchase agreements and the exercise of certain warrants. For the six months ended June 30, 2025 and 2024, we had a net loss of $17,286 and $18,206, respectively. We anticipate that we will continue to incur losses for at least the next several years.

Our principal source of liquidity are the proceeds received from the issuance of equity.  We recently raised additional capital that we expect will provide us with an operating runway for at least 12 months and allow us to fund our short- and mid-term strategic initiatives.

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

Shelf Registration

On September 26, 2023, the U.S. Securities and Exchange Commission declared our registration statement on Form S-3 to be effective, which allows us to raise up to $200,000 in capital over the next three years subject to a limitation of one-third of our public float over a rolling twelve-month period, when our public float is below $75 million, which is referred to as the “baby shelf" rules. As of July 28, 2025, we were no longer subject to the "baby shelf" rules.

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

New Circle Transaction

On July 25, 2024, we entered into a Stock Purchase Agreement with New Circle Principal Investments LLC, or New Circle, pursuant to which we have the right, but not the obligation, to sell to New Circle, and New Circle is obligated to purchase, up to $50,000 of our common stock. Such sales of common stock by us, if any, and may occur from time to time at our sole discretion, over a 36-month period. As of June 30, 2025, we have issued 3,480,713 shares of our common stock to New Circle under the CSPA for gross proceeds totaling $6,480.

A.G.P. Transaction

On September 12, 2024, we entered into an At Market Issuance Sales Agreement with Alliance Global Partners, or A.G.P., pursuant to which we may issue and sell through A.G.P., up to $15,292 of our common stock from time to time through an "at-the-market" equity offering program. Such sales of common stock by us, if any, may occur from time to time at our sole discretion, over a 36-month period. As of June 30, 2025, we have sold 6,395,643 shares under the ATM Agreement for gross proceeds totaling $8,825.

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

Until we are able to generate sufficient revenue from the sale of our products to cover operating expenses, working capital, and capital expenditures, we expect the funds raised in the transactions described earlier, and other potential sources of capital, is sufficient to fund our near-term cash needs.

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

Accounting Standards Codification, or ASC, Subtopic 205-40, Presentation of Financial Statements - Going Concern, requires us to assess our ability to meet our future financial obligations as they become due within one year after the date that the financial statements are issued. We expect that our expenses will continue to exceed our operating income and, as a result, we may need additional capital resources to fund our operations. We believe that our cash, cash equivalents and marketable securities at June 30, 2025, together with the additional proceeds raised subsequent to quarter-end of $68,844, we currently have sufficient financial resources to fund our operating expenses, working capital, and capital expenditure requirements for a period of at least twelve months from the date of this Quarterly Report on Form 10-Q.   Given the current macroeconomic environment, OEMs appear to be more cautious about their capital spending and investments into new technologies and as a result we have seen the timelines for certain opportunities delayed, which may negatively impact the time for us to reach positive cash flows from operations. Our plans for the use of cash in the long term (beyond twelve months from this Quarterly Report on Form 10-Q) are primarily related to funding operating expenses to support the commercialization of our products. For additional information regarding our cash requirements from contractual obligations, see Note 17 to the Condensed Consolidated Financial Statements in Item 1of Part I of this Quarterly Report on Form 10-Q.

Cash Flow Summary

	Six months ended June 30,
	2025	2024
	(in thousands)
Net cash provided by (used in):
Operating activities	$(14,158)	$(14,241)
Investing activities	$(4,686)	$2,993
Financing activities	$10,952	$5,531

Operating Activities

For the six months ended June 30, 2025, net cash used in operating activities was $14,158. Factors affecting our operating cash flows during this period were net loss of $17,286, a gain on termination of an operating lease of $1,612, and change in fair value of convertible notes and warrant liabilities of $87, partially offset by stock-based compensation of $3,661, debt issuance costs of $2,020, and common stock purchase agreement costs of $306. Within operating activities, the net changes in operating assets and liabilities were cash used of $1,207, primarily driven by decreases in accrued expenses and other liabilities and operating lease liabilities of $1,522 and $1,532, respectively. Cash used was offset by cash provided by decreases in prepaid and other current assets and other noncurrent assets of $84 and $134, respectively, and an increase in accounts payable of $1,761.

For the six months ended June 30, 2024, net cash used in operating activities was $14,241. Factors affecting our operating cash flows during this period were a net loss of $18,206, amortization of premiums and accretion of discounts on marketable securities, net of $428, offset by stock-based compensation of $4,754, and noncash lease expense of $727. Within operating activities, the net changes in operating assets and liabilities were cash used of $1,303, primarily driven by decreases in accrued expenses and other liabilities, operating lease liabilities, and other noncurrent liabilities of $1,402, $799, and $358, respectively. Cash used was offset by cash provided by a decrease in prepaid and other current assets of $724 and an increase in accounts payable of $108.

Investing Activities

For the six months ended June 30, 2025, net cash used in investing activities was $4,686. The primary factors affecting net cash used in investing activities during this period were the purchases of marketable securities of $14,303, partially offset by redemptions and maturities of marketable securities of $9,631.

For the six months ended June 30, 2024, net cash provided by investing activities was $2,993. The primary factors affecting net cash provided by investing activities during this period were the proceeds from redemptions and maturities of marketable securities of $18,400, partially offset by the purchases of marketable securities of $15,173 and purchases of property and equipment of $234.

Financing Activities

For the six months ended June 30, 2025, net cash provided by financing activities was $10,952. The primary factors affecting our financing cash flows during this period were proceeds from common stock purchase agreements of $10,076 and from the issuance of a convertible note of $2,950, partially offset by payments on convertible note of $750, payments of debt issuance costs of $608, taxes paid on net settlement of equity awards of $364 and payments of stock issuance costs related to common stock purchase agreements of $404.

For the six months ended June 30, 2024, net cash used in financing activities was $5,531. The primary factors affecting our financing cash flows during this period were proceeds from the exercise of the common stock purchase agreement of $5,560, partially offset by payments for taxes related to net settlement of equity awards of $47.

Critical Accounting Estimates

Our condensed consolidated financial statements are in accordance with GAAP. We are required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the condensed consolidated financial statements, the reported amounts of revenues and expenses during the reporting periods, fair value measures, and the related disclosures in the condensed consolidated financial statements. Our actual results may differ significantly from these estimates due to changes in judgments, assumptions and conditions as a result of unforeseen events or otherwise, which could have a material impact on our financial position and results of operations. We believe our critical accounting estimates involve the greatest degree of judgment and complexity and have the greatest potential impact on our condensed consolidated financial statements.

During the six months ended June 30, 2025, there were no significant changes in our critical accounting estimates as compared to those previously disclosed in “Critical Accounting Policies and Estimates” in “Management's Discussion and Analysis of Financial Condition and Results of Operations” included in our 2024 Annual Report on Form 10-K.

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

Interest Rate Risk

As of June 30, 2025, we had cash, cash equivalents, and marketable securities of $19,210, which consisted primarily of deposits in our bank accounts, money market funds, and marketable securities. Such interest-earning instruments carry a degree of interest rate risk. Our investment policy is focused on the preservation of capital and supporting our liquidity needs. We invest in highly rated securities, while limiting the amount of credit exposure to any one issuer other than the U.S. government. A hypothetical 10% change in interest rates would not have a material impact on our financial condition or results of operations due to the short-term nature of our cash, cash equivalents and marketable securities.

Credit Risk

Our concentration of credit risk is determined by evaluating each customer and each vendor that accounts for more than 10% of our accounts receivable and accounts payable, respectively. As of June 30, 2025, there were four customers accounting for 10% or more of our accounts receivable and one vendor accounting for 10% or more of our accounts payable.

We perform credit evaluations as needed and generally do not require collateral for our customers. We analyze accounts receivable, historical percentages of uncollectible accounts, and changes in payment history when evaluating the adequacy of the allowance for doubtful accounts for potential credit losses on customers’ accounts. For the six months ended June 30, 2025 and 2024, we had write-offs of $2 and 0, respectively and recorded a provision for expected credit losses of $2 and $34, respectively.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have evaluated the effectiveness of our disclosure controls and procedures as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of June 30, 2025. Based on this evaluation, our principal executive officer and principal financial officer have concluded that these disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2025.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarterly period ended June 30, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On August 28, 2024, AEye, Inc. was purported to be served with a complaint that was filed in the Superior Court of California for the County of Alameda on August 26, 2024 that (1) alleges that we were in breach of the lease at our former headquarters office in Dublin, California because of our failure to pay rent as required by the lease and (2) provides notice that the lease had been terminated by the landlord effective as of August 23, 2024.  The landlord claimed that the amount we owed could be up to $8,500.  Thereafter, in August 2024, the landlord fully drew down the standby letter of credit of $2,150, which was held as security for the payment of rent, due to the alleged default of the lease. On April 28, 2025, the former landlord and us entered into a settlement agreement to resolve all outstanding disputes related to the early termination of the lease. Under the terms of the agreement, we paid $1,400 in cash and agreed to issue a warrant to purchase up to 350,000 shares of our common stock at an initial exercise price of $2.22 per share.

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

We have incurred net losses in each year since our inception. In the six months ended June 30, 2025 and 2024, we incurred net losses of approximately $17.3 million and $18.2 million, respectively. We expect that we will continue to incur significant losses through at least the next few years as we:

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

As of June 30, 2025, we had an accumulated deficit of approximately $390.4 million. Even if we are able to increase sales or licensing of our products, there can be no assurance that we will be commercially successful. Since we will incur the costs and expenses from these efforts prior to receiving incremental revenues with respect thereto, our losses in future periods may be significant. In the past, design wins, the first step towards commercialization with a particular OEM, have taken longer than originally expected. Such delays, including delays that may occur in the future, will impact the timing of our revenue. If our products do not achieve sufficient market acceptance, we will not become profitable. If we fail to become profitable, or if we are unable to fund our continuing losses, we may be unable to continue our business operations. There can be no assurance that we will ever achieve or sustain profitability.

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

We may need to raise additional capital either by issuing equity, debt, or a combination of the two, in order to respond to market timing delays, technological advancements, competition, competitive technologies, customer demands, business opportunities, other challenges, potential acquisitions, unforeseen circumstances, or other reasons. In order to further business relationships with current or potential customers or partners, we may issue equity or equity-linked securities to such customers or partners. Despite the need for additional capital, we may not be able to timely secure additional debt or equity financing on favorable terms, or at all, especially given current market conditions where raising additional capital has proven particularly challenging. If we raise additional capital through the issuance of equity or convertible debt or other equity-linked securities or if we issue equity or equity-linked securities to current or potential customers to further our business relationships, our existing stockholders would likely experience dilution, which may be significant. Any debt financing obtained by us in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital or to pursue business opportunities, including potential acquisitions. If we are unable to obtain adequate financing or financing on terms satisfactory to us, when we require it, our ability to continue to support our business and to respond to business challenges could be significantly limited.

Additionally, under current SEC regulations, if our public float is less than $75 million at the time we file our Annual Report on Form 10-K, and for so long as our public float remains less than $75 million thereafter, the amount we can raise through primary public offerings of securities in any twelve-month period after such filing using a shelf registration statement on Form S-3 will be limited to an aggregate of one-third of our public float, which is referred to as the “baby shelf” rules. In the recent past, we have been subject to the “baby shelf” rules and we may become subject to such rules again.  In the event we again become subject to the “baby shelf” rules, it would limit our ability to raise additional capital.

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

Our quarterly results of operations have fluctuated in the past and may vary significantly in the future. As such, historical comparisons of our operating results may not be meaningful. In particular, because our sales to date have primarily been to customers making purchases for their own R&D, sales in any given quarter can fluctuate based on the timing and success of our customers’ development projects. Accordingly, the results of any one quarter should not be relied upon as an indication of future performance. We base our current and future expense levels on our internal operating plans and sales forecasts, and our operating costs are to a large extent, fixed. As a result, we may not be able to reduce our costs sufficiently to compensate for an unexpected shortfall in revenues, and even a small shortfall in revenues could disproportionately and adversely affect financial results for that quarter. This was particularly true for 2023, as we implemented significant cost-reduction measures making it more difficult for us to further reduce our operating expenses without a material adverse impact on our prospects in future periods. We have and may continue to incur significant or unanticipated expenses related to long-lived asset impairments, inventory write-downs, and one-time termination benefits to restructure our business. For example, in 2023, we impaired $9.9 million of long-lived assets, wrote down $8.6 million of inventory and other current assets, and incurred $3.3 million of one-time termination benefit costs, primarily relating to our decision to wind down our legacy Non-Automotive product line as part of our effort to reduce fixed operating costs, focus operations, simplify supply chains and streamline manufacturing to unify around a single product – Apollo.

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

The stock markets, including Nasdaq on which we list our shares of common stock, have from time to time experienced significant price and volume fluctuations. Even if an active, liquid, and orderly trading market develops and is sustained for our common stock, the market price of our common stock may continue to be volatile and could decline significantly. As previously disclosed, on January 20, 2023, we received notice from Nasdaq that we were no longer in compliance with the $1.00 per share minimum bid price requirement for continued listing on Nasdaq. To ensure compliance with the minimum bid price requirement by January 16, 2024, we held a special meeting of stockholders on December 12, 2023, to consider and authorize our Board of Directors to effect a reverse stock split. Thereafter, the Board resolved to effect a reverse stock split of our issued common stock at a ratio of one-for-thirty (the "Reverse Stock Split"), and pursuant to that resolution, on December 26, 2023, we caused a Certificate of Amendment to our Second Amended and Restated Certificate of Incorporation, as amended, to be filed with the Secretary of State of the State of Delaware. The Reverse Stock Split became effective upon the filing of the Certificate and our common stock began trading on a split-adjusted basis on The Nasdaq Capital Market at the opening of trading on December 27, 2023. Companies that implement a reverse stock split often see a materially negative impact on their stock price. In addition, as previously disclosed, on March 11, 2025, we received notice from Nasdaq that we were again no longer in compliance with the $1.00 per share minimum bid price requirement for continued listing on Nasdaq, however, on July 30, 2025, Nasdaq notified us that we had regained compliance with the requirement and that the matter was now closed. There can be no assurance that we will be able to maintain compliance with Nasdaq’s continued listing requirements in the future.

More recently, since January 27, 2025, our stock has closed below $1.00 per share.  As previously disclosed, on March 11, 2025, we received notice from Nasdaq that we were no longer in compliance with the $1.00 per share minimum bid price requirement for continued listing on Nasdaq. On July 30, 2025, Nasdaq notified us that we had regained compliance with the requirement and that the matter was now closed. However, there can be no assurance that we will be able to maintain compliance with Nasdaq’s continued listing requirements in the future. In addition, the trading volume of our common stock may fluctuate significantly, which can have significant impact on the price of our common stock. If the market price of our common stock declines significantly, you may be unable to resell your shares at an attractive price, or at all. We cannot assure you that the market price of our common stock will not fluctuate widely or decline significantly in the future.

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

The integration of our lidar technology into Nvidia’s DRIVE AGX Orin platform does not guarantee that automotive OEMs will select our lidar technology for their ADAS or autonomous driving solutions, even if such automotive OEMs select the Nvidia DRIVE AGX Orin platform instead of the platform of one of Nvidia’s competitors or the automotive OEM decides to use an in-house solution.  The Nvidia DRIVE AGX Orin platform supports a number of lidar sensors that are competitive to our solution and Nvidia is expected to remain neutral with respect to the automotive OEM’s decision as to choice of lidar sensor for that automotive OEM’s solution.  It is difficult to predict how many automotive OEMs will ultimately adopt the Nvidia DRIVE AGX Orin platform.

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

The production of our components is dependent on sourcing certain key components and raw materials at acceptable price levels. We have experienced, and may continue to experience, supply chain-induced shortages of key components, leading to a scarcity of such components, a limited availability of such components at greatly inflated prices, or both. This scarcity and limited availability, of components may be further exacerbated by increasing trade tensions around the globe. If we or our licensees or contract manufacturers are unable to adequately reduce and control the costs of such key components, we or they will be unable to realize manufacturing costs targets, which could reduce the market adoption of our products, damage our reputation with current or prospective customers, and have an adverse effect on our brand, business, prospects, financial condition, and operating results.

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

Our future growth depends on penetrating new markets, adapting existing products to new applications and customer requirements, achieving volume-based component price reductions, and introducing new products that achieve market acceptance. We expect to continue to incur R&D costs as part of our efforts to design, develop, manufacture, and commercialize new products and enhance existing products. Our R&D expenses were approximately $7.2 million and $8.4 million during the six months ended June 30, 2025 and 2024, respectively, and may increase in the future. Because we account for R&D as an operating expense, these expenditures will adversely affect our results of operations in the future. Further, our R&D program may not produce successful results, and our new products may not achieve market acceptance, create additional revenue, or become profitable.

In July 2025 we introduced OPTIS™, a full-stack physical AI solution for the Non-Automotive market.  For OPTIS™ to be successful it will require that we find and integrate the products of partners who have created compatible perception, analytics, and other relevant software products and are willing to integrate those products onto the OPTIS™ platform.  If we are unable to find software partners that will allow us to incorporate their products into OPTIS™ or the partners we do obtain are not acceptable to our customers, OPTIS™ may not be successful.  OPTIS™ is a new product that has not been offered before and therefore overall market acceptance is unknown.  As is common with new and complex products incorporating leading-edge technologies, we may encounter reliability, compatibility, design, or manufacturing issues as we begin volume production and initial installations at customer sites. We also run the risk that the third-party software we incorporate into OPTIS™ will not function as intended, which would negatively impact the market perception of OPTIS™.  There can be no assurance that we will discover any reliability, compatibility, design, or manufacturing issues prior to sale or, that if such issues arise after a sale, that the issue can be resolved to the customers’ satisfaction or that the resolution of such problems will not cause us to incur significant additional development costs or warranty expenses or to cause us to lose significant sales opportunities.

Our strategic partnerships may not result in OEM program wins or commercial success, and the success of our OPTIS™ strategy depends on attracting developers and partners to expand our ecosystem.

We rely on strategic partnerships, such as our collaboration with Nvidia, to enhance the capabilities and market reach of our lidar solutions and to facilitate integration with broader intelligent infrastructure platforms. While these partnerships may help position our technology for adoption by OEM and other end customers, there can be no assurance that our collaborations will result in design wins, commercial agreements, or large-scale adoption by OEMs or other customers. The integration of our lidar technology into platforms such as Nvidia’s DRIVE AGX Orin is an important milestone, but it does not guarantee that automotive OEMs or Tier 1 suppliers will select our solutions for their production programs, or that such programs will be successful or generate significant revenue for us. Delays, changes in OEM strategies, or the selection of competing technologies could materially and adversely affect our business, results of operations and financial condition.

In addition, the success of our recently launched OPTIS™ product is highly dependent on our ability to attract and engage a broad ecosystem of software developers, technology partners, and third-party solution providers. If we are unable to attract a critical mass of software developers, or if third-party partners do not adopt or support our platform, the potential and value of OPTIS™ may be diminished, and we may not achieve the anticipated growth of our business or technology. Furthermore, the development of a robust ecosystem requires significant investment of time and resources, and there is no guarantee that these efforts will be successful or that the ecosystem will reach the scale necessary to drive meaningful revenue or market adoption.

Our inability to secure OEM program wins through our partnerships, or to successfully build and expand the OPTIS™ ecosystem, could materially and adversely affect our business, financial condition, results of operations, and prospects.

Although we believe that lidar is an essential technology for autonomous vehicles and other emerging applications, market adoption of lidar is uncertain. If market adoption of lidar does not continue to develop, or adoption is deferred, or otherwise develops more slowly than we expect, our business will be adversely affected.

Our lidar-based sensing system can be applied to different use cases across end markets. Despite the fact that the automotive industry has expended considerable effort to research and test lidar products for ADAS and autonomous driving applications, the automotive industry may not introduce lidar products in commercially available vehicles on a time frame that matches our expectations, or at all. We have experienced a number of instances where potential automotive OEMs have delayed their programs for the inclusion of lidar in their end products. We continually study emerging and competing sensing technologies and methodologies, and we may incorporate new sensing technologies to our product portfolio over time. However, lidar products for use in the Automotive market remain relatively new and it is possible that other sensing modalities, or a new disruptive modality based on new or existing technologies, including a combination of technologies, will achieve acceptance or leadership in the ADAS and autonomous driving space. Even if lidar products are used in initial generations of autonomous driving technology and ADAS products, we cannot guarantee that lidar products will be designed into or included in subsequent generations of such commercialized technology. The speed of market adoption and growth for ADAS or autonomous vehicles is difficult, if not impossible, to predict, and it is more difficult to predict this market’s future growth in light of the economic consequences of the unresolved global conflicts and increasing trade tensions, as well as other macroeconomic factors. Although we currently believe we have a differentiated market leading technology for the autonomous vehicle market, by the time mass market adoption of autonomous vehicle technology is achieved, we expect competition among providers of sensing technology based on lidar and other modalities to increase substantially. If, by the time autonomous vehicle technology achieves mass market adoption, commercialization of lidar products is not successful, or not as successful as we or the market expects, or if other sensing modalities gain acceptance by developers of ADAS products, automotive OEMs, regulators, safety organizations, or other market participants, our business, results of operations, and financial condition will be materially and adversely affected.

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

Addressing these requirements can be time-consuming and costly. The market for lidar technology is relatively new, rapidly developing, and unproven in many markets and industries. Many of our prospective customers are still in the testing and development phases and we cannot be certain that they will commercialize products or systems with our lidar products, or at all. We cannot be certain that lidar will be sold into these markets, or that lidar will be sold into any markets at scale. Adoption of lidar products, including our products, will depend on numerous factors, including whether the technological capabilities of lidar and lidar-based products meet users’ current or anticipated needs, whether the benefits associated with designing lidar into larger sensing systems outweighs the costs, complexity, and time needed to deploy such technology or replace or modify existing systems that may have used other modalities, such as cameras and radar, whether users in other applications can move beyond the testing and development phases and proceed to commercializing systems supported by lidar technology and whether lidar developers such as us can keep pace with the expected rapid technological change in certain developing markets, and the global response to the unresolved global conflicts and increasing trade tensions, as well as other macroeconomic factors, and the length of any associated economic recovery. If lidar technology does not achieve commercial success, or if adoption of lidar is deferred or the market otherwise develops at a pace slower than we expect, our business, results of operations, and financial condition will be materially and adversely affected.

We may experience difficulties in managing our growth and expanding our operations.

Over the long term, we may experience significant growth in the scope and nature of our operations. Our ability to manage our operations and future growth will require us to continue to improve our operational, financial, and management controls, legal and compliance programs, and reporting systems. We may not be able to implement improvements in an efficient or timely manner and may discover deficiencies in existing controls, programs, systems, and procedures, which could have an adverse effect on our business, reputation, and financial results. In addition, we currently operate with a limited number of employees, particularly in sales, marketing, and customer support. This limited resourcing could constrain our ability to scale operations, meet customer demand, and execute on growth opportunities if interest in our technology exceed expectations. Failure to adequately expand and support these functions as interest increases could negatively impact our ability to achieve our strategic objectives.

We rely on third-party suppliers and because some of the raw materials and key components in our products come from limited or single source suppliers, we are susceptible to supply shortages, longer than anticipated lead times for components, and supply changes, any of which could disrupt our supply chain and could delay deliveries of our products to customers.

Most of the components that go into the manufacturing of our solutions are sourced from third-party suppliers. To date, we have produced our products in relatively limited quantities for use in R&D programs. Although we do not have any experience in managing our supply chain to manufacture and deliver our products at scale, our future success will depend on our ability to do so. Some of the key components used to manufacture our products come from limited or single source suppliers. We are therefore subject to the risk of shortages and long lead times in the supply of these components and the risk that our suppliers discontinue or modify components used in our products. As we rely on a global supply chain, the potential for other epidemics and outbreaks of contagions, should they materialize, unresolved and continuing global conflicts, and increasing trade tensions, as well as other macroeconomic factors may adversely affect our ability to source components in a timely or cost-effective manner from our third-party suppliers due to, among other things, work stoppages or interruptions. For example, our products depend on lasers. Any shortage in the availability of these lasers could materially and adversely affect our ability to manufacture our solutions. In addition, the lead times associated with certain components are lengthy and preclude rapid changes in quantities and delivery schedules. While we have entered into agreements with some suppliers for the supply of certain components at set prices, such quantities are limited given we are not yet producing at scale. Therefore, we have in the past experienced, and may in the future experience, component shortages and significant price fluctuations of key components and materials, and the predictability of the availability and pricing of these components may be limited. Component shortages or pricing fluctuations could be material in the future, which could be exacerbated by employee retention issues at any of our suppliers. In the event of a component shortage, supply interruption, or a material pricing change from suppliers of these components, we may not be able to develop alternate sources in a timely manner, or at all, especially in the case of sole or limited source items. Developing alternate sources of supply for these components may be time-consuming, difficult, and costly and we may not be able to source these components on terms that are acceptable to us, or at all, which may undermine our ability to meet our requirements or to fill customer orders in a timely manner. Any interruption or delay in the supply of any of these parts or components, or the inability to obtain these parts or components from alternate sources at acceptable prices and within a reasonable amount of time, would adversely affect our ability to meet our scheduled product deliveries to our customers. This could adversely affect our relationships with our customers and partners and could cause delays in shipment of our products and adversely affect our operating results. In addition, increased component costs could result in lower gross margins. Even where we are able to pass increased component costs along to our customers, there may be a lapse of time before we are able to do so such that we will be required to absorb some or all of the increased cost. If we are unable to buy these components in quantities sufficient to meet our requirements on a timely basis, we will not be able to deliver products to our customers, which may result in such customers using competitive products instead of our products.

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

In the fourth quarter of 2023, we made the decision to wind down our legacy Non-Automotive product. Our new product, OPTISTM, is intended to address the Non-Automotive market. Our manufacturing strategy for the Non-Automotive market had been focused on outsourcing volume manufacturing to contract manufacturers, or our Tier 1 manufacturing partners, while maintaining the design, engineering, prototyping, testing, and pilot manufacturing in-house at our facility in Pleasanton, California.

Reliance on third-party manufacturers reduces our control over the manufacturing process, including reduced control over quality, product costs, product supply, and timing. We may experience delays in shipments or issues concerning product quality from our third-party manufacturers. If any of our third-party manufacturers experience interruptions, delays, or disruptions in supplying our products, including by (i) natural disasters, (ii) the effects of any epidemics or outbreaks of other contagions, such as "bird-flu," (iii) increased military conflict, especially in Ukraine and the Middle East, (iv) increasing trade tensions around the globe, or (v) work stoppages or capacity constraints, our ability to ship products would be delayed. In addition, unfavorable economic conditions could result in financial distress among third-party manufacturers upon which we rely, thereby increasing the risk of disruption of supplies necessary to fulfill our production requirements and meet customer demands. Additionally, if any of our third-party manufacturers experience quality control problems in their manufacturing operations and our products do not meet customer or regulatory requirements, we could be required to cover the cost of repair or replacement of any defective products. These delays or product quality issues could have an immediate and material adverse effect on our ability to fulfill orders and could have a negative effect on our operating results. In addition, such delays or issues with product quality could adversely affect our reputation and our relationship with our channel partners. If our third-party manufacturers experience financial, operational, manufacturing capacity, or other difficulties, or experience shortages in required components, or if they are otherwise unable or unwilling to continue to manufacture our products in required volumes or at all, our supply may be disrupted, we may be required to seek alternate manufacturers, and we may be required to redesign our products. It would be time-consuming, and could be costly and impracticable, to begin to use new manufacturers or designs, and such changes could cause significant interruptions in supply and could have an adverse effect on our ability to meet our scheduled product deliveries, and may subsequently lead to the loss of sales. While we take measures to protect our trade secrets, the use of third-party manufacturers may also risk disclosure of our innovative and proprietary manufacturing methodologies, which could adversely affect our business.

We have begun engagement with a manufacturing partner, based in China in an effort to penetrate the lidar market in China, initially focused on the autonomous trucking and railway segments. Given this is a new endeavor, there is no guarantee that this will be successful or be effective at mitigating the risks associated with our outsourced manufacturing business model.

Our sales and operations in international markets expose us to associated operational, financial, and regulatory risks.

Sales to international customers accounted for 95% and 21% of our revenue during the six months ended June 30, 2025 and 2024, respectively. In May 2024, we announced that we have partnered with Accelight Technologies, Inc. and LighTekton Co., Ltd. to deliver our lidar solutions to the China market, specifically focused on the autonomous trucking and railway segments, as the market in China appears to be ahead of the rest of the world in lidar adoption. However, we have not previously sold into the China market and our partners, although they regularly conduct business in China, do not have experience in the lidar market. There is also significant competition in China from local lidar manufacturers. We can provide no assurances that we will be successful in the China lidar market.

In general, international operations are subject to a number of other risks, including:

•	the impact of tariffs and any escalation of a trade war between the U.S. and its trading partners;

•	exchange rate fluctuations;

•	political and economic instability, international terrorism, and anti-American sentiment, particularly in emerging markets;

•	global or regional health crises, such as epidemics or outbreaks of other contagions;

•	military conflicts in Ukraine and the Middle East;

•	potential for violations of anti-corruption laws and regulations, such as those related to bribery and fraud;

•	preference for locally branded products, and laws and business practices favoring local competition;

•	potential consequences of, and uncertainty related to, the “Brexit” process in the United Kingdom, which could lead to additional expense and complexity in doing business there;

•	increased difficulty in managing inventory;

•	delayed revenue recognition;

•	the potential for less effective protection of intellectual property;

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

To ensure adequate inventory, we must forecast inventory needs and expenses, place orders sufficiently in advance with our suppliers and manufacturing partners, and manufacture products based on our estimates of future demand for particular products. Fluctuations in the adoption of lidar products may affect our ability to forecast our future operating results, including revenue, gross margins, cash flows, and profitability. Our ability to accurately forecast demand for our products could be affected by many factors, including the accuracy of the forecasts that we receive from our customers, the rapidly changing nature of the autonomous driving and ADAS markets in which we operate, the uncertainty surrounding the market acceptance and commercialization of lidar technology, the emergence of new markets, an increase or decrease in customer demand for our products or for products and services of our competitors, product introductions by competitors, epidemics or outbreaks of other contagions, such as "bird-flu," should they materialize, any work stoppages or interruptions, unanticipated changes in general market conditions, and the general weakening of economic conditions or consumer confidence, which may be exacerbated by the on-going military actions in Ukraine and the Middle East, or escalating trade tensions around the globe. If our lidar products are commercialized in autonomous driving and ADAS applications, both of which are experiencing rapid growth in demand, we may face challenges acquiring adequate supplies to manufacture our products and/or we and our manufacturing partners may not be able to manufacture our products at a rate necessary to satisfy the levels of demand, which would negatively affect our revenue. This risk may be enhanced by the fact that we may not carry or be able to obtain for our manufacturing partners a significant level of inventory to satisfy short-term increases in demand. If we fail to accurately forecast customer demand, we may experience excess inventory levels or a shortage of products available for sale.

Inventory levels in excess of customer demand may result in inventory write-downs or write-offs and the sale of excess inventory at discounted prices, which would adversely affect our financial results, including our gross margin, and have a negative effect on our brand. In the past, including in the fourth quarter of 2023, we took inventory write-downs for obsolete and excess components associated with our decision to wind down our legacy Non-Automotive product line. Conversely, if we underestimate customer demand for our products, we, or our manufacturing partners, may not be able to deliver products to meet our requirements, and this could result in damage to our brand and customer relationships, and adversely affect our revenue and operating results.

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

While we make our strategic planning decisions based on the assumption that the markets we are targeting will grow, our business is dependent, in large part on, and directly affected by, business cycles and other factors affecting the global automotive industry and the global economy generally. Automotive production and sales are highly cyclical and depend on general economic conditions and other factors, including consumer spending and preferences, changes in interest rates (which significantly increased beginning in 2022) and credit availability, changes in inflation rates (which the U.S. has recently experienced and may continue to do so), consumer confidence (which may be starting to wane), fuel costs, fuel availability, environmental impact, tariffs (especially those targeting automobiles or components used by the automotive industry in particular, such as steel and aluminum), governmental incentives and regulatory requirements, and political volatility, especially in energy-producing countries and growth markets. Increases in interest rates, especially if coupled with reduced government spending and volatility in financial markets, may have the effect of further increasing economic uncertainty and heightening these risks, which may impact our ability to raise additional capital in the future. In addition, the ongoing hostilities between Russia and Ukraine, the war in the Middle East, and global reactions thereto have caused significant fluctuations in U.S. domestic and global energy prices. Oil supply disruptions related to the Russia-Ukraine conflict, and sanctions and other measures taken by the U.S. and its allies, could lead to higher costs for gas, food, and goods in the U.S. and exacerbate the inflationary pressures on the economy, with potentially adverse impacts on our customers and on our business, results of operations, and financial condition. Moreover, certain raw materials needed to produce components that are incorporated into our products, and the products of our customers, are primarily derived in the region in which the Russia-Ukraine conflict is occurring. The longer the Russia-Ukraine conflict continues and the more damage to Ukrainian infrastructure that occurs, the greater the impact could be on the supply of such raw materials, and the failure to have access to such raw materials could have an adverse effect on our business and results of operations. In addition, the Cybersecurity and Infrastructure Security Agency, or CISA, has in the past warned organizations in the U.S. to be on guard against possible cyber-attacks coming from Russia which has the potential to disrupt business operations, limit access to essential services, and threaten public safety.

Automotive production and sales can also be significantly affected by our automotive OEM and Tier 1 supplier customers’ ability to operate effectively in the face of challenging economic conditions and in response to labor relations issues, regulatory requirements, and other factors, such as the unavailability of unrelated components in the assembly of automobiles, an example of which is the shortage of semiconductors necessary for automobile production. In addition, ongoing global trade disputes, and the resulting imposition or modification of tariffs (including those specifically targeting the automotive industry, including the components used in automobile manufacturing), increasing trade tensions, and the implementation of potential trade restrictions, are expected to negatively impact automotive OEMs and their Tier 1 suppliers. The volume of automotive production in North America, Europe, and other key markets has fluctuated, sometimes significantly, from year to year, and we expect such volatility to continue, especially in light of these additional issues. Any significant adverse change in any of these factors may result in a reduction in automotive sales and production by our automotive OEM and Tier 1 supplier customers, which could, in turn, reduce demand for our products and licenses of our technology, which would have a material adverse effect on our business, results of operations, and financial condition.

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

In many Non-Automotive markets, customers often rely on system integrators, distributors, or other intermediaries to design, deploy, and maintain solutions that incorporate our technology. Our ability to cultivate strong relationships with these third parties may significantly influence our ability to access and succeed in these markets. If we are unable to identify, attract, and retain qualified integrators or partners, or if these partners fail to effectively promote, integrate, or support our products, our growth in Non-Automotive markets could be limited. Additionally, reliance on third parties introduces risks related to quality control, customer experience, and pricing, any of which could adversely affect our reputation, business, and financial results.

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

Although we have and continue to pursue a broad customer base, in the Automotive markets, there exist only limited number of customers, most of which have strong purchasing power and for which the relationships continue to develop. In the Non-Automotive markets, there are considerably more potential customers, but the market is highly fragmented. The loss of business from any of our existing or potential customers (whether by lower overall demand for our products, component shortages that impact our customers’ production plans or product development plans, cancellation of existing contracts or product orders, or the failure to design in our products) could have a material adverse effect on our business.

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

On July 25, 2024, we entered into the Purchase Agreement with New Circle Principal Investments LLC, or New Circle, pursuant to which New Circle committed to purchase, subject to certain limitations, up to $50 million of our Common Stock should we elect to sell our common stock to them. Should we decide to sell our common stock to New Circle, existing stockholders at such time will experience dilution of their interest in us, which dilution will be heightened if the price at which we sell common stock is low, as there is no minimum price at which we can sell our common stock under the Purchase Agreement.  Under the Purchase Agreement, we can only sell to New Circle up to 1,721,755 shares of our common stock, which is equal to 19.99% of the shares of the Company’s common stock outstanding as of the date of the Purchase Agreement, unless we first obtain stockholder approval or the average purchase price per share paid by New Circle exceeds $1.41, which is the lower of the closing price on the execution date of the Purchase Agreement, and the average closing prices for our common stock during the 5-trading day period immediately preceding the execution of the Purchase Agreement. Moreover, we may not issue shares to New Circle whereby they would own more than 4.99% of our outstanding shares at any one time, which on June 30, 2025, was equal to 1,025,458 shares. At values below $2.00 per share, we would likely not be in a position to realize the full commitment of $50 million under the Purchase Agreement and existing stockholders would experience significant dilution. Therefore, the actual number of shares we will be able to sell to New Circle, the amount of dilution our stockholders will experience upon the sale of our common stock under the Purchase Agreement, and the total proceeds that we will derive from such sales, cannot be determined at this time.

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

Our independent registered public accounting firm is not required to formally attest to the effectiveness of our internal control over financial reporting until we are no longer an emerging growth company or a non-accelerated filer. At such time, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our controls are documented, designed, or operating. Any failure to maintain effective disclosure controls and internal control over financial reporting could have a material and adverse effect on our business and operating results.

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

Competition for highly skilled personnel is often intense, especially in the San Francisco Bay Area, where we are headquartered, and we may incur significant costs to attract the highly skilled personnel we require. We may not be successful in attracting, integrating, or retaining qualified personnel to fulfill our current or future needs. We have, from time to time, experienced, and we expect to continue to experience, difficulty in hiring and retaining highly skilled employees with appropriate qualifications, especially those with engineering skills. Our ability to attract and retain the highly skilled personnel we require has been further hampered by the overall reductions in personnel we have implemented, which places more responsibility on fewer individuals, our focus on cash conservation, which has limited our ability to provide increases in compensation, and the decline in our stock price, which has decreased the retention value of the stock awards we have made to our employees. In addition, our equity plan is not well funded. We asked stockholders to approve an increase in the number of shares issuable under our equity plan at the 2024 and 2025 annual meeting of stockholders. Our stockholders failed to approve the additional shares, therefore we have been unable to issue what we believe is sufficient equity to our employees, thereby decreasing our ability to retain them. In addition, our executive officers have not received an equity grant as part of our long-term incentive program for more than two years, substantially increasing the risk of retention. Even if stockholders had approved the additional shares, the retention value of such shares may have been insufficient to adequately retain some or all of our employees including our executive officers. Moreover, with the personnel reductions we have implemented, it may create, in some instances, single points of failure, such that if certain individuals voluntarily resign from the Company, it may adversely impact, or significantly delay, our ability to bring our products to market, which would severely impact our operations and have an adverse impact on our business prospects.

In 2025, we engaged in a proxy dispute with a group of dissident shareholders who had proposed measures that would, among other things, prevent the replenishment of our employee equity incentive plan. Those proposals were successful and have significantly impaired our ability to offer competitive equity-based compensation, which is a key component of our strategy to attract, retain, and motivate employees. We may experience proxy contests in the future and the uncertainty surrounding the outcome of any proxy contest may also create internal disruption, reduce employee morale, and make it more difficult to recruit new talent. Any loss of key personnel or inability to attract and retain qualified employees could materially and adversely affect our business, product development efforts, and long-term growth prospects.

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

A significant natural disaster, such as an earthquake, fire, flood, hurricane, or significant power outage or other similar events, such as infectious disease outbreaks or pandemic events, could have an adverse effect on our business and operating results. Our corporate headquarters and major operations are located in the San Francisco Bay Area of California, which is a region known for significant seismic activity. In addition, natural disasters, acts of terrorism, or war could cause disruptions in our operations, or the operations of our customers’, channel partners’, or suppliers’, or the economy as a whole. We also rely on information technology systems to communicate among our workforce and with third parties. Any disruption to our communications, whether caused by a natural disaster or by manufactured events, such as power disruptions, could adversely affect our business. We do not have a formal disaster recovery plan or policy in place and do not currently require that our suppliers have such plans or policies in place. To the extent that any such disruptions result in delays or cancellations of orders or impede our suppliers’ ability to timely deliver components, or the deployment of our products, our business, operating results, and financial condition would be adversely affected.

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

We are at risk for interruptions, outages, and breaches of our operational systems, including our business, financial, accounting, product development, and production processes, owned by us, our suppliers or our partners; our facility security systems, owned by us, our suppliers, or our partners; our in-product technology owned by us, our suppliers, or our partners; the integrated software in our lidar solutions; or the data that we process or our suppliers process on our behalf. In March 2025, we experienced a physical break-in at our headquarters. Although it does not appear any property, personal or intellectual, was taken, the break-in did cause a temporary disruption to our operations. In mid-2022, our previous partner, Continental, experienced a cyberattack in which data was improperly taken from their servers. To date, Continental has not notified us that any data belonging to us was compromised. A cyber incident is considered to be any adverse event that threatens the confidentiality, integrity, or availability of our information resources. These incidents may be an intentional attack or an unintentional event and could involve gaining unauthorized access to our information systems or those of our third-party vendors for purposes of misappropriating assets, stealing confidential information, corrupting data, or causing operational disruption. Such cyber incidents could materially disrupt operational systems; result in loss of intellectual property, trade secrets or other proprietary or competitively sensitive information; compromise certain information of employees, suppliers, or others; jeopardize the security of our facilities; or affect the performance of in-product technology and the integrated software in our lidar solutions. A cyber incident could be caused by disasters, insiders (through inadvertence or with malicious intent), or malicious third parties (including nation-states or nation-state supported actors) using sophisticated, targeted methods to circumvent firewalls, encryption, and other security defenses, including hacking, fraud, trickery, phishing, or other forms of deception. The risks of a cybersecurity breach against companies based in the U.S., like us, may be enhanced as a byproduct of the on-going war in Ukraine, or by state-sponsored actors, primarily located in, or sponsored by, China, Russia, or North Korea. Despite careful security and controls design, our information technology systems and the systems used by our third-party vendors, may be subject to security breaches and cyberattacks the result of which could include disrupted operations, misstated or unreliable financial data, liability for stolen assets or information, increased cybersecurity protection and insurance costs, litigation, and damage to business relationships.

The techniques used by cyber attackers change frequently and may be difficult to detect for long periods of time. Continental, for example, failed to provide notice of the mid-2022 breach to us for about one month. Although we maintain information technology measures designed to protect us against intellectual property theft, data breaches, and other cyber incidents, such measures will require continual updates and improvements, and we cannot guarantee that such measures will be adequate to detect, prevent, or mitigate cyber incidents. The implementation, maintenance, segregation, and improvement of these systems requires significant management time, support, and cost. Moreover, there are inherent risks associated with developing, improving, expanding, and updating current systems, including the disruption of our data management, procurement, production execution, finance, supply chain, and sales and service processes. These risks may affect our ability to manage our data and inventory; procure parts or supplies; produce, sell, deliver, or service our solutions; adequately protect our intellectual property; or achieve and maintain compliance with, or realize available benefits under, applicable laws, regulations, and contracts. We cannot be sure that the systems upon which we rely, including those of our third-party vendors or suppliers, will be effectively implemented, maintained, or expanded as planned. If we do not successfully implement, maintain, or expand these systems as planned, our operations may be disrupted, our ability to accurately and timely report our financial results could be impaired, and deficiencies may arise in our internal control over financial reporting, which may impact our ability to certify our financial results. Moreover, our proprietary information or intellectual property could be compromised or misappropriated, and our reputation may be adversely affected. If these systems do not operate as we expect them to, we may be required to expend significant resources to make corrections or find alternative sources for performing these functions. We have implemented processes, procedures, and internal controls to help mitigate cybersecurity risks and cyber intrusions, but these measures, as well as our increased awareness of the nature and extent of a risk of a cyber-incident, do not guarantee that a cyber-incident will not occur and/or that our financial results, operations, or confidential information will not be negatively impacted by such an incident. Further, we generally permit remote working for many of our employees which heighten our vulnerability to a cybersecurity risk or incident.

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

Given the rapidly evolving nature of the lidar and autonomous vehicle market, we have in the past, and anticipate that in the future, we will revise our strategic plan to allow us to realign our resources and significantly reduce operating expenses in line with the direction of the marketplace.  In 2023, for example, we shifted our strategic focus away from our legacy product for the Non-Automotive market. We cannot guarantee that the implementation of any revised strategic plan will achieve or sustain the anticipated benefits, or that the benefits, even if achieved, will be adequate to meet long-term expectations. As a result of revising any strategic plan, we have incurred additional costs in the near term, including cash expenditures for separation payments, employee benefits, and related costs. Additional risks associated with the continuing impact of a revised strategic plan include, employee attrition beyond our intended reduction-in-force and adverse effects on employee morale, diversion of management attention, adverse effects to our reputation as an employer (which could make it more difficult for us to hire employees in the future), and potential failure or delays to meet our shift in focus from research and development to commercialization. If we do not realize the expected benefits of any revised strategic plan on a timely basis or at all, our business, results of operations and financial condition could be adversely affected.

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

Changes in global political, regulatory, and economic conditions or in laws and policies governing foreign trade, manufacturing, development, and investment in the territories or countries where we currently purchase our components, sell our products, and conduct our business, could adversely affect our business. Since the beginning of 2025, the U.S. has continued to institute and propose changes in trade policies that include the negotiation or termination of trade agreements, the imposition of higher tariffs on imports into the U.S., economic sanctions on individuals, corporations, and countries, and other government regulations affecting trade between the U.S. and other countries where we conduct our business. A number of other nations have proposed or instituted similar measures directed at trade with the U.S. in response. As a result of these developments, there may be greater restrictions and economic disincentives on international trade that could adversely affect our business. For example, such changes could adversely affect the Automotive market, our ability to access key components or raw materials needed to manufacture our products (including rare earth metals), our ability to sell our products or license our product designs and software to customers outside of the U.S., and the overall demand for our products. It may be time-consuming and expensive for us to alter our business operations to adapt to or comply with any such changes, and any failure to do so could have a material adverse effect on our business, financial condition, and results of operations.

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

On August 28, 2024, we were purported to be served with a complaint that alleges we were in breach of a lease for office space in Dublin, California, entered into by our subsidiary, AEye Technologies, Inc. in 2019, because of an alleged failure to pay rent.  The landlord claimed that the amount owed could be up to $8.5 million. We disputed, among other things, that the total damages claimed by the landlord equal the amount claimed. On April 28, 2025, the Company and the former landlord entered into a settlement agreement to resolve all outstanding disputes related to the early termination of the lease. Under the terms of the agreement, the Company paid $1,400 in cash and agreed to issue a warrant to purchase up to 350,000 shares of common stock at an initial exercise price of $2.22 per share.

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

As a lidar technology company, we rely on laser technology in our products and are therefore subject to the Electronic Product Radiation Control Provisions of the Federal Food, Drug, and Cosmetic Act. These requirements are enforced by the FDA. Electronic product radiation includes laser technology. Regulations governing these products are intended to protect the public from hazardous and unnecessary exposure. Manufacturers are required to certify by way of product labeling and reports to the FDA that their products comply with applicable performance standards as well as maintain manufacturing, testing, and distribution records for their products. Failure to comply with these requirements could result in enforcement action by the FDA, which could require us to cease distribution of our products, recall or remediate products already distributed to customers, or subject us to FDA enforcement actions.

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

We currently have a number of agreements in effect pursuant to which we have agreed to defend, indemnify, and hold harmless our customers, suppliers, and channel partners and other partners from damages and costs which may arise from the infringement of our products by third-party patents or other intellectual property rights. The scope of these indemnity obligations varies, but may, in some instances, include indemnification for damages and expenses, including attorneys’ fees. Our insurance may not cover any or all intellectual property infringement claims. A claim that our products infringe a third party’s intellectual property rights, even if untrue, could adversely affect our relationships with our customers, may deter future customers from purchasing our products, and could expose us to costly litigation and settlement expenses. Even if we are not a party to any litigation between a customer and a third party relating to the infringement of our products, an adverse outcome in any such litigation could make it more difficult for us to defend our products against intellectual property infringement claims in any subsequent litigation in which we are a named party. Any of these results could adversely affect our brand and operating results.

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

We expect to incur significant legal, accounting, and other expenses that we did not incur as a private company, and these expenses will likely increase after we are no longer an emerging growth company, in 2026, as defined in Section 2(a) of the Securities Act. As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, and the Dodd-Frank Act, as well as rules adopted, and to be adopted, by the SEC and Nasdaq. Our management and other personnel will need to devote a substantial amount of time to these compliance initiatives. Moreover, we expect these rules and regulations to substantially increase our legal and financial compliance costs and to make some activities more time-consuming and costly. These increased costs will increase our net loss. We cannot predict or estimate the amount or timing of additional costs we may incur to respond to these requirements. The impact of these requirements could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees, or as executive officers.

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

Stockholder activism, which can take many forms or arise in a variety of situations, including making public demands that we consider certain strategic alternatives, engaging in public campaigns to attempt to influence our corporate governance and/or our management, and commencing proxy contests to attempt to elect the activists’ representatives or others to our Board, has been increasing recently. In conjunction with our 2025 annual meeting of stockholders, a group of dissident stockholders engaged in a proxy contest with us.  Although we were ultimately successful, the proxy contest significantly increased the costs associated with our annual meeting and caused significant management distraction. We may be subject to proxy contests in the future. Volatility in the price of our common stock or other reasons has caused, and may continue in the future to cause, us to become the target of securities litigation or stockholder activism. Activist stockholders who disagree with the composition of our Board, our strategy, or the way our Company is managed may seek to effect change through various strategies and channels, such as through commencing a proxy contest, making public statements critical of our performance or business, or engaging in other similar activities. Responding to any actions by activist stockholders, including proxy contests, can be costly and time-consuming, has diverted the attention of management, our Board, and our employees, and may be disruptive to our operations. We may be required to incur significant fees and other expenses related to activist stockholder matters, including for third-party advisors.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Rule 10b5-1 Trading Plans. For the three months ended June 30, 2025, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement" as each term is defined in Item 408(a) of Regulation S-K.

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

Dated: August 8, 2025

AEye, Inc.

By: /s/ Matthew Fisch

Matthew Fisch

Chief Executive Officer and Chairman of the Board

(Principal Executive Officer)

By: /s/ Conor Tierney

Conor Tierney

Chief Financial Officer and Treasurer

(Principal Financial Officer)