Form 10-Q
period 2025-09-30
AEye, Inc.
filed 2025-11-07
CIK 1818644

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

As of November 5, 2025, the registrant had 45,054,997 shares of common stock, $0.0001 par value per share, outstanding.

AEye, Inc.

Quarterly Report on Form 10-Q

For the Quarterly Period Ended September 30, 2025

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

PART 1. FINANCIAL INFORMATION

Item 1. Financial statements (Unaudited)

AEYE, INC. CONDENSED CONSOLIDATED BALANCE SHEETS (In thousands, except share amounts and par value data)

	September 30, 2025	December 31, 2024
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$43,035	$10,266
Marketable securities	41,298	12,012
Accounts receivable, net	56	11
Inventories, net	884	176
Prepaid and other current assets	935	2,706
Total current assets	86,208	25,171
Right-of-use assets	495	652
Property and equipment, net	549	605
Other noncurrent assets	296	692
Total assets	$87,548	$27,120

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$4,471	$3,598
Accrued expenses and other current liabilities	3,508	7,709
Convertible note, current	106	—
Total current liabilities	8,085	11,307
Operating lease liabilities, noncurrent	299	479
Convertible note, noncurrent	146	146
Other noncurrent liabilities	826	64
Total liabilities	9,356	11,996
COMMITMENTS AND CONTINGENCIES (Note 17)
STOCKHOLDERS’ EQUITY:
Preferred stock—$0.0001 par value: 1,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock—$0.0001 par value: 600,000,000 shares authorized; 41,776,670 and 13,734,160 shares issued and outstanding at September 30, 2025 and December 31, 2024	4	1
Additional paid-in capital	477,903	388,213
Accumulated other comprehensive income (loss)	(4)	5
Accumulated deficit	(399,711)	(373,095)
Total stockholders’ equity	78,192	15,124
Total liabilities and stockholders’ equity	$87,548	$27,120

The accompanying notes are an integral part of these condensed consolidated financial statements.

AEYE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except share amounts and per share data)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Revenue	$50	$104	$136	$156
Cost of revenue	103	306	307	729
Gross loss	(53)	(202)	(171)	(573)
OPERATING EXPENSES:
Research and development	3,061	3,767	10,221	12,137
Sales and marketing	631	74	1,615	482
General and administrative	4,080	3,803	11,323	13,641
Total operating expenses	7,772	7,644	23,159	26,260
LOSS FROM OPERATIONS	(7,825)	(7,846)	(23,330)	(26,833)
OTHER INCOME (EXPENSE):
Change in fair value of convertible note and warrant liabilities	(2,210)	9	(2,123)	(4)
Interest income and other	650	233	1,257	656
Interest expense and other	55	(1,102)	(2,418)	(729)
Total other income (expense), net	(1,505)	(860)	(3,284)	(77)
Loss before income tax	(9,330)	(8,706)	(26,614)	(26,910)
Provision for income tax	—	—	2	2
Net loss	$(9,330)	$(8,706)	$(26,616)	$(26,912)
Change in net unrealized gain (loss) on available-for-sale securities, net of tax	(4)	35	(9)	17
Comprehensive loss	$(9,334)	$(8,671)	$(26,625)	$(26,895)

PER SHARE DATA
Net loss per common share (basic and diluted)	$(0.30)	$(1.01)	$(1.34)	$(3.90)
Weighted average common shares outstanding (basic and diluted)	31,262,997	8,629,683	19,880,145	6,892,910

The accompanying notes are an integral part of these condensed consolidated financial statements.

AEYE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the nine months ended September 30, 2025 and 2024

(In thousands, except share amounts)

(Unaudited)

					Additional	Accumulated Other		Total
	Preferred Stock		Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
BALANCE—December 31, 2024	—	$—	13,734,160	$1	$388,213	$5	$(373,095)	$15,124
Stock-based compensation	—	—	—	—	2,501	—	—	2,501
Issuance of common stock upon vesting of restricted stock units	—	—	838,656	—	—	—	—	—
Taxes related to net share settlement of equity awards	—	—	(396,662)	—	(333)	—	—	(333)
Issuance of common stock under the Common Stock Purchase Agreements	—	—	4,514,023	1	7,815	—	—	7,816
Transaction costs related to the Common Stock Purchase Agreements	—	—	—	—	(95)	—	—	(95)
Other comprehensive income, net of tax	—	—	—	—	—	1	—	1
Net loss	—	—	—	—	—	—	(8,016)	(8,016)
BALANCE—March 31, 2025	—	$—	18,690,177	$2	$398,101	$6	$(381,111)	$16,998
Stock-based compensation	—	—	—	—	1,160	—	—	1,160
Issuance of common stock upon vesting of restricted stock units	—	—	126,766	—	—	—	—	—
Taxes related to net share settlement of equity awards	—	—	(44,536)	—	(31)	—	—	(31)
Issuance of common stock under the Common Stock Purchase Agreements	—	—	508,003	—	581	—	—	581
Transaction costs related to the Common Stock Purchase Agreements	—	—	—	—	(18)	—	—	(18)
Conversions of convertible note into common stock			1,184,549	—	716			716
Issuance of common stock through Employee Stock Purchase Plan	—	—	85,307	—	52	—	—	52
Other comprehensive loss, net of tax	—	—	—	—	—	(6)	—	(6)
Net loss	—	—	—	—	—	—	(9,270)	(9,270)
BALANCE—June 30, 2025	—	$—	20,550,266	$2	$400,561	$—	$(390,381)	$10,182
Stock-based compensation	—	—	—	—	1,071	—	—	1,071
Issuance of common stock upon vesting of restricted stock units	—	—	141,618	—	—	—	—	—
Taxes related to net share settlement of equity awards	—	—	(53,024)	—	(135)	—	—	(135)
Issuance of common stock under Common Stock Purchase Agreements	—	—	19,160,596	2	70,910	—	—	70,912
Transaction costs related to the Common Stock Purchase Agreements	—	—	—	—	(989)	—	—	(989)
Conversions of convertible note into common stock	—	—	1,171,951	—	1,769	—	—	1,769
Issuance of common stock through exercise of convertible note warrant	—	—	805,263	—	4,716	—	—	4,716
Other comprehensive loss, net of tax	—	—	—	—	—	(4)	—	(4)
Net loss	—	—	—	—	—	—	(9,330)	(9,330)
BALANCE—September 30, 2025	—	$—	41,776,670	$4	$477,903	$(4)	$(399,711)	$78,192

					Additional	Accumulated Other		Total
	Preferred Stock		Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
BALANCE—December 31, 2023	—	$—	6,310,090	$1	$366,647	$10	$(337,635)	$29,023
Stock-based compensation	—	—	—	—	3,014	—	—	3,014
Issuance of common stock upon vesting of restricted stock units	—	—	98,623	—	—	—	—	—
Taxes related to net share settlement of equity awards	—	—	(34,694)	—	(45)	—	—	(45)
Issuance of common stock under the Common Stock Purchase Agreement	—	—	129,000	—	165	—	—	165
Other comprehensive loss, net of tax	—	—	—	—	—	(14)	—	(14)
Net loss	—	—	—	—	—	—	(10,219)	(10,219)
BALANCE—March 31, 2024	—	$—	6,503,019	$1	$369,781	$(4)	$(347,854)	$21,924
Stock-based compensation	—	—	—	—	1,740	—	—	1,740
Issuance of common stock upon exercise of stock options	—	—	44,255	—	134	—	—	134
Issuance of common stock upon vesting of restricted stock units	—	—	167,143	—	—	—	—	—
Taxes related to net share settlement of equity awards	—	—	(1,292)	—	(2)	—	—	(2)
Issuance of common stock under the Common Stock Purchase Agreements	—	—	1,693,929	—	5,395	—	—	5,395
Stock issuance costs related to Common Stock Purchase Agreements	—	—	—	—	(416)	—	—	(416)
Issuance of common stock through Employee Stock Purchase Plan	—	—	30,679	—	26	—	—	26
Other comprehensive loss, net of tax	—	—	—	—	—	(4)	—	(4)
Net loss	—	—	—	—	—	—	(7,987)	(7,987)
BALANCE—June 30, 2024	—	$—	8,437,733	$1	$376,658	$(8)	$(355,841)	$20,810
Stock-based compensation	—	—	—	—	2,248	—	—	2,248
Issuance of common stock upon vesting of restricted stock units	—	—	146,463	—	—	—	—	—
Taxes related to net share settlement of equity awards	—	—	(53,767)	—	(66)	—	—	(66)
Issuance of common stock under the Common Stock Purchase Agreement	—	—	410,513	—	585	—	—	585
Other comprehensive income, net of tax	—	—	—	—	—	35	—	35
Net loss	—	—	—	—	—	—	(8,706)	(8,706)
BALANCE—September 30, 2024	—	$—	8,940,942	$1	$379,425	$27	$(364,547)	$14,906

The accompanying notes are an integral part of these condensed consolidated financial statements.

AEYE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine months ended September 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(26,616)	$(26,912)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	113	80
Gain on sale of property and equipment, net	—	(12)
Noncash lease expense relating to operating lease right-of-use assets	157	905
Gain on termination of operating lease, net	(1,014)	(680)
Common stock purchase agreement costs	325	1,136
Debt issuance costs	2,020	—
Gain on extinguishment of warrant	(64)	—
Inventory write-downs, net of scrapped inventory	24	167
Change in fair value of convertible note and warrant liabilities	2,123	4
Stock-based compensation	4,732	7,002
Amortization of premiums and accretion of discounts on marketable securities, net of change in accrued interest	(180)	(491)
Expected credit losses, net of write-off	2	35
Changes in operating assets and liabilities:
Accounts receivable, net	(47)	20
Inventories, current and noncurrent, net	(523)	157
Prepaid and other current assets	92	1,035
Other noncurrent assets	187	123
Accounts payable	800	275
Accrued expenses and other current liabilities	(804)	(3,411)
Operating lease liabilities	(1,574)	(936)
Contract liabilities	—	35
Other noncurrent liabilities	—	(346)
Net cash used in operating activities	(20,247)	(21,814)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(52)	(420)
Proceeds from sale of property and equipment	—	45
Purchases of marketable securities	(44,989)	(24,241)
Proceeds from redemptions and maturities of marketable securities	15,874	27,756
Net cash (used in) provided by investing activities	(29,167)	3,140
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	—	134
Proceeds from issuance of convertible note	2,950	146
Payments for convertible note redemptions	(989)	—
Transaction costs related to issuance of convertible note	(658)	—
Proceeds from issuance of common stock under Common Stock Purchase Agreements	80,988	5,863
Stock issuance costs related to Common Stock Purchase Agreements	(1,449)	(613)
Taxes paid related to the net share settlement of equity awards	(499)	(113)
Proceeds from exercise of warrant	1,788	—
Proceeds from issuance of common stock through the Employee Stock Purchase Plan	52	26
Net cash provided by financing activities	82,183	5,443
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	32,769	(13,231)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH—Beginning of period	10,266	19,082
CASH, CASH EQUIVALENTS AND RESTRICTED CASH—End of period	$43,035	$5,851
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes, net of refund	$36	$(2)
Cash paid for interest	—	—
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Noncash debt issuance costs	$1,362	$—
Stock issuance costs included in accounts payable and accrued liabilities	176	657
Purchases of property and equipment included in accounts payable and accrued liabilities	5	42
Operating lease liabilities extinguished upon termination of lease	—	16,325
Operating lease right-of-use asset derecognized upon termination of lease	—	10,371
Operating lease right-of-use assets obtained in exchange for lease obligations	—	753
Stock issuance costs through issuance of common stock	—	282

The accompanying notes are an integral part of these condensed consolidated financial statements.

AEYE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data or otherwise stated)

1.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

AEye, Inc. and its wholly owned subsidiaries (the “Company” or “AEye”) is a provider of high-performance, active lidar systems for vehicle autonomy, advanced driver-assistance systems ("ADAS"), and robotic vision applications. AEye’s Intelligent Sensing Platform includes a solid-state software definable active lidar sensor, an adaptive sensing SmartScan architecture to scan dynamic scenes/targets, and sophisticated signal processing capability that provides precise measurements and imaging for various safety-critical applications. The Intelligent Sensing Platform captures more information with less data, facilitating faster, more accurate, and more reliable perception of the environment.

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

Unaudited Condensed Consolidated Financial Statements

The accompanying condensed consolidated financial statements are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial statements and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for fair presentation have been included. The accompanying interim unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2024.

Reclassification of Prior Period Presentation

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

The Company has funded its operations primarily through the issuances of common stock. Since its inception, the Company has incurred net losses and negative cash flows from operations and expects to incur additional operating losses and negative operating cash flows as management continues to focus on achieving commercialization of its lidar solutions and execute on its strategic initiatives.  As of September 30, 2025, the Company’s existing sources of liquidity included cash, cash equivalents, and marketable securities of $84,333. Management believes that the Company has sufficient financial resources to fund operations and meet its capital requirements and anticipated obligations as they come due in the next twelve months from the date of issuance of these condensed consolidated financial statements.

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

In November 2024, FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses, which requires annual and interim disclosure of disaggregated disclosures of certain costs and expenses on the income statement. The standard is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. Amendments are applied on a prospective basis with retrospective application permitted. The Company is currently evaluating the impact of this guidance.

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

The Company’s financial assets and liabilities measured at fair value on a recurring basis and the level of inputs used for such measurements were as follows (in thousands):

	Fair Value Measured as of September 30, 2025 Using:
	Adjusted Cost	Unrealized Gains (Losses)	Fair Value	Cash and Cash Equivalent	Marketable Securities
Assets
Level 1
Money market funds	$42,531	$—	$42,531	$42,531	$—
Level 2
Asset-backed securities	4,986	1	4,987	—	$4,987
Corporate bonds	19,380	(2)	19,378	—	19,378
Commercial paper	7,453	(2)	7,451	—	7,451
U.S. Government securities	9,483	(1)	9,482	—	9,482
Total financial assets	$83,833	$(4)	$83,829	$42,531	$41,298
Liabilities
Level 2
Private placement warrant liability	$—	$—	$1	$—	$—
Level 3
Convertible note, current	—	—	106	—	—
Derivative warrant liabilities	—	—	787	—	—
Total financial liabilities	$—	$—	$894	$—	$—

	Fair Value Measured as of December 31, 2024 Using:
	Adjusted Cost	Unrealized Gains	Fair Value	Cash and Cash Equivalent	Marketable Securities
Assets
Level 1
Money market funds	$6,965	$—	$6,965	$6,965	$—
Level 2
Corporate bonds	9,660	4	9,664	—	9,664
Commercial paper	945	—	945	—	945
U.S. Government securities	1,402	1	1,403	—	1,403
Total financial assets	$18,972	$5	$18,977	$6,965	$12,012
Liabilities
Level 2
Private placement warrant liability	$—	$—	$—	$—	$—
Level 3
Derivative warrant liability	—	—	26	—	—
Total financial liabilities	$—	$—	$26	$—	$—

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

In August 2025, in connection with the lease settlement (see Note 5 for details of the settlement), the Company issued warrants, which are recorded on the accompanying condensed consolidated balance sheets at fair value. The fair value is based on unobservable inputs, which represent Level 3 measurements within the fair value hierarchy. The fair value estimate of the warrants was based on a Black-Scholes model. Inherent in a Black-Scholes model are assumptions related to price, volatility, risk-free interest rate, term to expiration, and dividend yield. Changes in fair value are recognized in other income (expense) for each reporting period. Derivative Warrant Liability is included within other noncurrent liabilities on the condensed consolidated balance sheets.

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

For the nine months ended September 30, 2025, there were no net transfers between Level 1 and Level 2 inputs.

The following table presents a summary of the changes in fair value of the Company’s Level 3 financial instruments for the nine months ended September 30, 2025 (in thousands):

	Derivative Warrant Liabilities	2025 Note	Total
Balance at December 31, 2024	$26	$—	$26
Additions	1,945	3,266	5,211
Change in fair value included in other income (expense), net	1,809	314	2,123
Payments and conversions	—	(3,474)	(3,474)
Extinguishment and exercise	(2,992)	—	(2,992)
Balance at September 30, 2025	$788	$106	$894

The key inputs into the Black-Scholes model for the derivative warrant liability from the 2025 Note as of the exercise date of  July 28, 2025 are as follows:

July 28, 2025
Expected term (years)	3.9
Expected volatility	144.3%
Risk-free interest rate	3.9%
Dividend yield	—%
Exercise price	$2.22

The key inputs into the Black-Scholes model for the derivative warrant issued as a result of the lease settlement valued at September 30, 2025 are as follows:

September 30, 2025
Expected term (years)	4.9
Expected volatility	143.0%
Risk-free interest rate	3.7%
Dividend yield	—%
Exercise price	$2.22

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

3.	INVENTORIES

Inventory, net of write-downs, as of September 30, 2025 and  December 31, 2024 were as follows (in thousands):

	September 30, 2025	December 31, 2024
	(unaudited)
Raw materials	$448	$158
Work in-process	418	—
Finished goods	18	18
Total inventory, net	$884	$176

The Company also had $0 and $209 of noncurrent inventory (raw materials), net of write-downs, classified within other noncurrent assets on the condensed consolidated balance sheet as of September 30, 2025 and  December 31, 2024, respectively.

The Company’s current and noncurrent inventory as of September 30, 2025 and  December 31, 2024 was written down by $4,607 and $4,659, respectively, in order to reduce inventory to the lower of cost or net realizable value.

4.	PREPAID AND OTHER CURRENT ASSETS

Prepaid and other current assets as of September 30, 2025 and  December 31, 2024 were as follows (in thousands):

	September 30, 2025	December 31, 2024
	(unaudited)
Prepaid expenses	$871	$966
Receivable for issuance of common stock	—	1,679
Other	64	61
Total prepaid and other current assets	$935	$2,706

The Company’s advances to suppliers as of September 30, 2025 and  December 31, 2024 had been previously written down by $1,041, respectively, associated with the winding down of its legacy Non-Automotive product as part of its revised strategic plan. See Note 15, Restructuring, for further details.

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

On April 28, 2025, the Company and the former landlord entered into a settlement agreement to resolve all outstanding disputes related to the early termination of the lease. Under the terms of the agreement, the Company paid $1,400 in cash and has issued a warrant to purchase up to 350,000 shares of the Company's common stock at an exercise price of $2.22 per share with an estimated fair value of $899  on the date of issuance. The Company recorded a net gain on termination of operating lease of $1,014 during the nine months ended September 30, 2025. See Note 17, Commitments and Contingencies, for further discussion.

The components of operating lease expenses, excluding the loss (gain) on early termination of operating lease, for the nine months ended September 30, 2025 and 2024, are as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Operating lease cost	$74	$264	$215	$1,435
Variable lease cost	4	32	12	201
Total operating lease cost	$78	$296	$227	$1,636

Maturities of lease liabilities are as follows (in thousands):

Operating leases
Years ending - December 31:	(unaudited)
2025 (remaining three months)	$70
2026	283
2027	258
Total lease payments	611
Less amount to discount to present value	(39)
Present value of lease liabilities	$572

6.	ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities as of September 30, 2025 and  December 31, 2024 are as follows (in thousands):

	September 30, 2025	December 31, 2024
	(unaudited)
Lease termination liability	$—	$3,313
Accrued payroll	380	347
Operating lease liabilities	273	267
Accrued payroll taxes	96	159
Accrued bonuses	1,961	2,875
Accrued other	798	748
Total accrued expenses and other current liabilities	$3,508	$7,709

7.	CONVERTIBLE NOTES

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

2025 Convertible Note

In January 2025, the Company entered into a Securities Purchase Agreement with a certain institutional investor and issued (i) a senior unsecured convertible promissory note (the "2025 Note") for an aggregate principal amount of $3,240 for an aggregate purchase price of $3,000 and (ii) a warrant to purchase up to 805,263 shares of the Company’s common stock. The 2025 Note, subject to an original issue discount of 7.4%, has a term of eighteen months and accrues interest at the rate of 7% per annum.  The interest may be settled in cash or shares at the option of the Company and is payable together with monthly redemptions of the outstanding principal amount of the 2025 Note. The 2025 Note is convertible into Common Stock, at a per share conversion price equal to $2.22, subject to adjustments noted in the 2025 Note.

Monthly redemptions began in April 2025 and were due on the first of each subsequent month (each a "Monthly Redemption Date" or an "Installment Date"). The Company was required to redeem the Monthly Redemption Amount until the 2025 Note was fully redeemed, paid in cash or, so long as certain equity conditions are met, shares of our Common Stock. The equity conditions that must be met in order for the Company to settle the Monthly Redemption Amount in Common Stock include requirements for the daily volume weighted average price of the Company's Common Stock to exceed $0.50 and the average daily trading volume of the Company's Common Stock to exceed $100 for the twenty (20) trading days prior to the applicable Installment Notice Date (which is the sixth (6th) trading day prior to each Installment Date). The Monthly Redemption Amount, in most instances, will be 1/15th of the original principal amount, plus any amount accelerated pursuant to the 2025 Note, accrued but unpaid interest, and late fees, if any. If the Company elects to settle such redemptions in shares of Common Stock, the number of shares to be settled shall be based on an Installment Conversion Price equal to the lower of (i) $2.22 or (ii) the greater of $0.30 and 90% of average volume weighted average price of the Common Stock during the five (5) trading days immediately preceding the applicable Monthly Redemption Date. The investor is permitted, not exceeding five times, to accelerate up to one Monthly Installment Amount, between Installments, (each, an "Acceleration," and each such amount, an "Acceleration Amount", and the Conversion Date of any such Acceleration, each an "Acceleration Date") at the Acceleration Conversion Price. The Acceleration Conversion Price shall be the lower of (i) $2.22 or (ii) the greater of $0.30 and 90% of average volume weighted average price of the Common Stock during the five (5) trading days immediately preceding the applicable Acceleration Date.

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

During  the nine months ended September 30, 2025, the Company made cash payments of $989. Additionally, $2,485 in aggregate principal and interest were converted into 2,356,500 shares of common stock.  As of September 30, 2025, the 2025 Note has an outstanding principal balance and accrued interest of $106 and is recorded as a current liability at fair value of $106.

8.	INTEREST EXPENSE AND OTHER

Interest expense and other for the nine months ended September 30, 2025 and 2024 consisted of the following (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Common stock purchase agreements costs	$19	$1,136	$325	$1,136
Debt issuance costs	—	—	2,020	$—
Amortization of premiums (accretion of discounts) on marketable securities, net	(79)	(149)	(260)	(590)
Expected credit losses	—	1	2	35
Other	5	114	331	148
Interest expense and other	$(55)	$1,102	$2,418	$729

9.	STOCKHOLDERS' EQUITY

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

The Company has issued 8,980,713 shares of its common stock to New Circle under the CSPA for gross proceeds totaling $27,754 through September 30, 2025.

Alliance Global Partners (“A.G.P.”) At Market Issuance Sales Agreement (the “ATM Agreement”)

On September 12, 2024, the Company entered into the ATM and a Registration Rights Agreement with A.G.P. Under the terms and subject to the conditions of the original ATM Agreement, the Company had been allowed to issue and sell through AGP the Company’s common stock having an aggregate offering price of up to $2,600 ("Placement Shares") from time to time through an "at-the-market" equity offering program. In July 2025, the Company increased the amount of the Company's common stock that it may issue and sell through A.G.P. under the ATM Agreement to a new aggregate value offering of up to $75,000. The Company has sole discretion to initiate such sales of common stock over a period of 36 months. Under the terms and subject to the conditions of the ATM Agreement, the Company will set the parameters for the sale of shares, including the number or dollar amount of Placement Shares to be issued, the time period during which sales are requested to be made, any limitation on the number or dollar amount of Placement Shares that may be sold in any one trading day and any minimum price below which sales may not be made. The Company will pay a cash commission rate of up to 3.0% of the gross proceeds from the sale of Placement Shares sold pursuant to the ATM Agreement. The Company has sold 20,056,239 shares under the ATM Agreement for gross proceeds totaling $58,462 through September 30, 2025.

10.	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The changes in accumulated other comprehensive income (loss) by component for the nine months ended September 30, 2025 and 2024 are as follows (in thousands):

Unrealized gains (losses) on available-for-sale securities
Balance at December 31, 2024	$5
Other comprehensive income (loss), net of tax	1
Balance at March 31, 2025	$6
Other comprehensive income (loss), net of tax	(6)
Balance at June 30, 2025	$—
Other comprehensive income (loss), net of tax	(4)
Balance at September 30, 2025	$(4)

Unrealized gains (losses) on available-for-sale securities
Balance at December 31, 2023	$10
Other comprehensive income (loss), net of tax	(14)
Balance at March 31, 2024	$(4)
Other comprehensive income (loss), net of tax	(4)
Balance at June 30, 2024	$(8)
Other comprehensive income (loss), net of tax	35
Balance at September 30, 2024	$27

11.	NET LOSS PER SHARE

The following table sets forth the basic and diluted net loss per share attributable to common stockholders for the periods presented (in thousands, except share amounts and per share data):

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Numerator:
Net loss attributable to common stockholders	$(9,330)	$(8,706)	$(26,616)	$(26,912)
Denominator:
Weighted average common shares outstanding - Basic	31,262,997	8,629,683	19,880,145	6,892,910
Weighted average common shares outstanding - Diluted	31,262,997	8,629,683	19,880,145	6,892,910

Net loss per share attributable to common stockholders - Basic and Diluted	$(0.30)	$(1.01)	$(1.34)	$(3.90)

Due to net losses for the nine months ended September 30, 2025 and 2024, basic and diluted net loss per share were the same, as the effect of all potentially dilutive securities would have been anti-dilutive. The following table sets forth the anti-dilutive common share equivalents for the periods listed:

	Nine months ended September 30,
	2025	2024
Common stock options issued and outstanding	123,046	143,683
Unvested restricted stock units	656,435	540,996
Warrants	611,110	319,443
Common Stock Purchase Agreements	22,660,946	27,045,121
Conversion of convertible note	112,343	131,196
ESPP	62,096	71,565
Total	24,225,976	28,252,004

12.	STOCK-BASED COMPENSATION

The following table summarizes stock-based compensation expense recorded in each financial statement line item in the Company’s condensed consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2025 and 2024 (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Research and development	$201	$926	$1,212	$2,634
Sales and marketing	79	37	334	222
General and administrative	791	1,285	3,186	4,146
Total stock-based compensation	$1,071	$2,248	$4,732	$7,002

13.	SEGMENT INFORMATION

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

Sale of Prototypes

The Company recorded revenue for prototype sales of $41 and $63 in the three and nine months ended September 30, 2025, respectively, and $65 and $91 in the three and nine months ended September 30, 2024, respectively. The Company does not incur significant contract costs in fulfilling or obtaining its contracts with customers.

Development Contracts

The Company has entered into research and development contracts as well as a sales, marketing and technical support services contract with companies in both the Automotive and in Non-Automotive markets. The Company assessed the number of performance obligations associated with the promises under each agreement and recognized $9 and $73 in revenue for performance obligations that had been satisfied as of the three and nine months ended September 30, 2025, respectively, and $39 and $65 during the three and nine months ended September 30, 2024 in the condensed consolidated statements of operations and comprehensive loss.

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

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Revenue by primary geographical market:
United States	$43	$39	$48	$80
Europe	1	65	66	76
Asia-Pacific	6	—	22	—
Total	$50	$104	$136	$156

Revenue by timing of recognition:
Recognized at a point in time	$41	$65	$63	$91
Recognized over time	9	39	73	65
Total	$50	$104	$136	$156

Contract Liabilities

The Company had $0 and $35 in contract liabilities balance as of September 30, 2025 and 2024. There were no remaining performance obligations as of  September 30, 2025 and December 31, 2024.

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

In 2023, the Company implemented a revised strategic plan, which focused on reducing fixed operating activities by simplifying business operations and focusing development and commercial activities on a single unifying product for both the Automotive and Non-Automotive markets. As part of its effort to reduce fixed operating costs, focus operations, simplify supply chains, and streamline manufacturing, the Company wound down support for its legacy Non-Automotive product. In August 2024, the Company further reduced fixed operating costs and terminated its headquarters lease and in 2025, settled the amount of the lease termination liability.  See discussion in Note 5, Leases and Note 17, Commitment and Contingencies for further discussion regarding the settlement of the lease termination liability.

Restructuring charges are summarized as follows for the nine months ended  September 30, 2025 (in thousands):

	Losses on purchase commitments	Lease Termination Liability	Other	Total
Balance as of December 31, 2024	$297	$3,313	$5	$3,615
Adjustments	—	(1,014)	—	(1,014)
Cash payments	(30)	(1,400)	—	(1,430)
Issuance of warrants	—	(899)	—	(899)
Balance as of September 30, 2025	$267	$—	$5	$272

16.	INCOME TAXES

For the nine months ended September 30, 2025 and 2024, the Company recognized $2 and $2 provision for income taxes, respectively. The income tax rates vary from the federal and state statutory rates due to the valuation allowances on the Company’s net operating losses and foreign tax rate differences. The Company computes its quarterly income tax provision by using a forecasted annual effective tax rate and adjusts for any discrete items arising during the quarter.

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

In 2025, the Company was notified by a former vendor that it intended to pursue a claim against the Company’s wholly owned subsidiary, AEye Technologies, Inc., arising out of an agreement entered into in May 2020, in which the former vendor alleges that AEye Technologies, Inc. failed to pay approximately $3,300 plus interest from the date the former vendor alleges such payments were due.  AEye Technologies, Inc. has, and continues to dispute the total amount owed based, in part, on AEye Technologies, Inc.’s claim that the products supplied by the former vendor were largely defective and such former vendor was repeatedly made aware of the existence of such defects.

In 2024, the Company was purportedly served with a complaint that (1) alleged the Company was in breach of the lease for its former headquarters office in Dublin, California because of the Company’s failure to pay rent as required by the lease and (2) provided notice that the lease had been terminated by the landlord effective as of August 23, 2024.  The landlord claimed that the amount owed could be up to $8,500. Thereafter, in August 2024, the landlord fully drew down the standby letter of credit of $2,150, which was held as security for the payment of rent, due to the alleged default of the lease. On April 28, 2025, the Company and the former landlord entered into a settlement agreement to resolve all outstanding disputes related to the early termination of the lease. Under the terms of the agreement, the Company paid $1,400 in cash in May 2025 and issued warrants to purchase up to 350,000 shares of common stock at an exercise price of $2.22 per share in August 2025.

18.	SUBSEQUENT EVENTS

Subsequent to September 30, 2025, the Company issued 3,164,545 shares of its common stock under the CSPA for total gross proceeds of $9,974.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that are based on current expectations, estimates, assumptions, and projections about our industry, business, and future financial results. Our actual results and the timing of events may differ materially from those described in or implied by these forward-looking statements due to a number of factors, including those discussed below and those set forth under in Part II, Item 1A, of this Quarterly Report under the heading “Risk Factors” and other filings we make with the SEC from time to time. Unless the context otherwise requires, references in this Management’s Discussion and Analysis of Financial Condition and Results of Operations to “we,” “our,” “us,” and “AEye,” refer to the business and operations of AEye, Inc.

Overview

This overview provides a high-level discussion of our operating results and some of the trends that affect our business. We believe that an understanding of these trends is important to understanding our financial results for the nine months ended September 30, 2025, as well as our future prospects. This summary is not intended to be exhaustive, nor is it intended to be a substitute for the detailed discussion and analysis provided elsewhere in this Quarterly Report, including our condensed consolidated financial statements and accompanying notes.

All dollar amounts expressed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations are in thousands of dollars, except for per share amounts and unless otherwise specified.

Key Factors Affecting Our Operating Results

We believe that our future performance and success depends, to a substantial extent, on our ability to capitalize on the opportunities described herein, which in turn are subject to significant risks and challenges, including those discussed below and the information described in Part II, Item 1A, of this Quarterly Report under the heading “Risk Factors”.

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

Market Trends and Uncertainties

We anticipate growing demand for our Intelligent Sensing Platform across our two major markets, Automotive and Non-Automotive, and we believe this expected growth will enable us to capture market share across both the Automotive and Non-Automotive markets. We plan to pursue opportunities in advanced driver-assistance systems, or ADAS, autonomous driving, and commercial trucking, while also exploring opportunities in the Non-Automotive market, such as in the railway, airport safety and security, perimeter monitoring, aerospace and defense, transportation logistics, and intelligent transportation systems, or ITS segments. This diversified approach provides us with multiple opportunities for sustained growth by enabling new applications and product features across a broad range of industries and market segments. However, as our customers continue their R&D projects to commercialize solutions that rely on lidar technology, it is difficult to estimate the timing of ultimate end market demand and customer adoption. In the Automotive market for example, our growth and financial performance will be heavily influenced by our ability to successfully integrate into OEM programs that require years of development, testing, and validation. Because of the size and complexity of these OEM programs, having Tier 1 partnerships should provide a substantial competitive advantage over our competitors given their large scale, mass-production capabilities, and existing OEM relationships held by our Tier 1 partners. If we fail to remain engaged with one or more Tier 1 automotive suppliers, it may have an adverse effect on our business. The markets for lidar are projected to see significant growth in both the near and long-term.

Partnerships and Commercialization

Our technology is designed to be a key enabler in certain Automotive and Non-Automotive market applications. Because our technology must be integrated into a broader solution by our customers, it is critical that we achieve design wins with these customers. The time to achieve a design win varies based on the market and application. We consider design wins to be critical to our future success, although the revenue that may be generated by each design win and the time necessary to achieve such a design win can vary significantly, making it difficult to predict our financial performance. In large part, we plan to unify our supply chain for the Automotive and Non-Automotive markets and leverage our Tier 1 automotive suppliers to produce products for us to sell into our Non-Automotive markets, whereas in the Automotive markets, we anticipate licensing our technology to our Tier 1 suppliers in exchange for a royalty.  The unified supply chain should allow us to leverage the scale, efficiencies, and volume associated with supplying the Automotive market to benefit our Non-Automotive market customers. During 2023, as part of our effort to reduce fixed operating costs, focus operations, simplify supply chains, and streamline manufacturing, we wound down support for our legacy Non-Automotive product. Since the launch of our new product, Apollo, in 2024, we have seen renewed interest from Non-Automotive customers across a broad range of sectors and are actively engaged on multiple opportunities.

In early 2024, we engaged LITEON as our Tier 1 automotive supplier and are actively working with them to bring our product to market. We recently announced an expansion of this relationship and an investment from a leading global institutional investor to fund a dedicated production line for Apollo, with capacity to produce up to 60,000 units annually. We are seeing an inflection point in customer demand, and this expansion ensures we can meet that growth head-on. This partnership enables us to leverage LITEON’s manufacturing expertise to produce high-quality products that meet stringent performance standards, which is a critical step towards scaling production and delivering our advanced lidar solutions to the market.

In May 2024, we announced a strategic partnership with  Accelight Technologies, Inc. ("ATI") and LighTekton Co., Ltd to manufacture and distribute our products in China. This collaboration provides us with access to a potential $2.5 billion market opportunity. By leveraging ATI's and LighTekton's extensive networks and manufacturing capabilities, we aim to accelerate our market penetration and deliver our advanced lidar solutions to a broader audience.

In July 2025, we announced the integration of our lidar technology into Nvidia’s DRIVE AGX Orin platform, which we believe represents a significant milestone in expanding our reach within the automotive ecosystem. This integration is expected to open new opportunities to engage with global automotive OEMs and Tier 1 suppliers as they adopt Nvidia’s autonomous driving solutions. In addition, we continue to demonstrate significant advances in the high-speed and long-range detection performance of our lidar systems, which we believe positions us well for future integration with Nvidia’s Hyperion platform. Given these engagements are relatively recent, there is no guarantee that these endeavors will be successful.

In July 2025, we launched OPTIS™, a complete physical AI solution designed to modernize legacy infrastructure and deliver actionable intelligence across diverse industries. OPTIS™ integrates our software-defined Apollo LiDAR technology with advanced computing to bridge the gap between perception and real-time action. Beyond addressing critical needs in transportation, safety, and security, OPTIS™ opens our platform to third-party partners and developers, creating an ecosystem for innovation and growth beyond automotive applications. Since launch, we’ve transitioned OPTIS™ from concept to a structured offering, with initial deployments already completed. Recent additions to our partner network include Black Sesame Technologies, BlueBand, and Flasheye.

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

Gross Margin

Our gross margins will depend on numerous factors, including, among others, the selling price of our products, pricing of our development contracts with customers, royalty rates on licenses we grant to our customers, unit volumes, product mix, component costs, personnel costs, contract manufacturing costs, overhead costs, and product features. Our gross margins have and may continue to be, negatively impacted by inventory write-downs. In the future, we expect to generate attractive gross margins from licensing our lidar technology and software to our Tier 1 partners in the Automotive market. We also anticipate being able to leverage on our foundation in the Automotive market to be more cost competitive in other markets.

To date, we have primarily generated revenue through development contracts with OEMs and Tier 1 suppliers, as well as sales of our products to Non-Automotive customers. These contracts primarily focus on customization of our product's capabilities to our customers’ applications, typically involving software implementation to assist with sensor connection and control, customization of scan patterns, and enhancement of particular perception capabilities to meet specific customer needs. In general, contracts that require more complex configurations have higher prices.

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

In June 2024, we introduced Apollo, our next generation lidar sensor. Apollo offers best-in-class range and resolution in a compact, power-efficient, and cost-effective form factor, making it ideal for both automotive and non-automotive applications. Apollo can be integrated behind the windshield, on the roof, or in the grille, allowing OEMs to implement essential safety features with minimal impact on vehicle design. This innovative sensor leverages our Intelligent Sensing Platform, providing a highly programmable and customizable lidar solution that can be continually enhanced via software updates. With a horizontal field of view up to 120° and long-range detection capabilities of up to 1 kilometer, Apollo is poised to be a key player in advancing vehicle safety and autonomy, as well as smart infrastructure and logistics applications.

Building on this foundation, we launched OPTIS™ in July 2025, a complete physical AI solution that extends our capabilities beyond automotive. OPTIS™ combines Apollo’s software-defined LiDAR with advanced computing to deliver actionable intelligence for modernizing legacy infrastructure. This platform not only addresses critical needs in transportation, safety, and security but also opens our ecosystem to third-party partners and developers, fostering innovation across industries. Since launch, OPTIS™ has moved from concept to structured offering, with initial deployments completed and new partners such as Black Sesame Technologies, BlueBand, and Flasheye joining our network.

We believe our financial performance is significantly dependent on our ability to maintain a technology leadership position. This is further dependent on the investments we make in research and development and our ability to commercialize our products. We believe price is becoming a critical differentiator in the marketplace and OEMs are favoring companies that have the infrastructure to build lower cost products at higher volumes. It is essential that we continually identify and respond to rapidly evolving customer requirements, develop and introduce innovative new products, enhance and service existing products, lower the bill of materials, or BOM, industrialize the manufacturing process, and generate strong market demand for our products. If we fail to do this, our market position and revenue may be adversely affected, and our investments in that area will not be recovered.

Basis of Presentation

We currently conduct our business through one operating segment.

Components of Results of Operations

Total Revenues

Our prototype sales revenue primarily relates to unit sales of our lidar products. Revenue from prototype sales is typically recognized at a point in time when the control of the goods is transferred to the customer, generally upon delivery of or shipment to the customer.  Revenue from development and/or collaboration contracts are earned from R&D activities and collaboration with OEMs and Tier 1 suppliers. These contracts primarily focus on customization of our product's capabilities to our customers’ applications, typically involving software implementation to assist with sensor connection and control, customization of scan patterns, and enhancement of perception capabilities to meet specific customer needs. Revenue from development contracts is recognized when we satisfy performance obligations in the contract, which can result in recognition at either a point in time or over time. This assessment is made at the outset of the arrangement for each performance obligation.

We are seeing strong, renewed interest in Apollo from non-automotive customers across multiple industries and are actively advancing these opportunities, which typically have shorter cycle times as compared to automotive customers. Proof-of-concept deployments are validating our technology in real-world scenarios, creating a solid foundation for future growth. While customer evaluation and testing cycles are typically extended, these engagements position us well for gradual revenue contributions and set the stage for meaningful expansion. We view this as the first step in a disciplined growth roadmap designed to unlock adoption and scale with confidence.

Cost of Revenue

Cost of revenue includes the costs directly associated with the production of prototypes and certain costs associated with development contracts. Such costs for prototypes include direct materials, costs of the contract manufacturer, direct labor, indirect labor, inventory write downs, losses on purchase commitments, warranty expense, and allocation of overhead. Costs associated with development contracts include the direct costs and allocation of overhead costs involved in the execution of the contracts.

Operating Expenses

Research and Development

Our research and development ("R&D"), efforts are focused primarily on hardware, software, and system engineering related to the design and development of our advanced lidar solutions. R&D expenses include:

•	personnel-related expenses, including salaries, benefits, bonuses, one-time termination benefits, and stock-based compensation expense, net of allocations to other departments;
•	third-party engineering and contractor costs;
•	lab equipment;
•	engineering parts and test units;
•	new hardware and software expenses; and
•	allocated personnel and overhead expenses.

R&D costs are expensed as they are incurred. We expect our R&D costs to increase as we continue to invest in the development and commercialization of our products.

Sales and Marketing

Our sales and marketing ("S&M"), efforts are focused primarily on sales, business development, and marketing programs in pursuit of revenue contracts from potential and existing customers. S&M expenses include:

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

General and Administrative

Our general and administrative ("G&A"), spending supports all business functions. G&A expenses include:

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

We expect our G&A expenses to increase to support growth as we pursue Non-Automotive opportunities and as we continue to develop and commercialize our products.

Change in Fair Value of Convertible Note and Warrant Liabilities

The changes in fair value of the 2025 Note and warrant liabilities are the result of the change in fair value at each reporting date. The 2025 Note and warrant liabilities are recorded at fair value for each reporting period, and the changes in fair value are reported within other income (expense), net during the period. We also elected to record interest expense on the 2025 Note as changes in fair value. We expect the change in fair value of the convertible note to decrease in future periods, reflecting the lower outstanding balance as of September 30, 2025. In addition, we expect the change in fair value of warrant liabilities to decrease as the warrants associated with the 2022 Note were cancelled and the warrants associated with the 2025 Note were exercised in full.

Interest Income, Interest Expense and Other

Interest income and other consists primarily of interest and investment income earned on our cash, cash equivalents, and marketable securities. These amounts will vary based on our cash, cash equivalents, and marketable securities balances and market rates. Interest income and other also includes gains on sale of property and equipment. Interest expense and other consists primarily of financing costs, and amortization of premiums and accretion of discounts on marketable securities, net. We expect interest income will increase due to higher cash, cash equivalents, and marketable securities balances.

Results of Operations

Comparison of the three months ended September 30, 2025 and 2024

The results of operations presented below should be reviewed in conjunction with the condensed consolidated financial statements and notes included elsewhere in this report. The following table sets forth our consolidated results of operations data for the three months ended September 30, 2025 and 2024 (in thousands, except for percentages):

	Three months ended September 30,		Change	Change
	2025	2024	$	%
Revenue	$50	$104	$(54)	(52)%
Cost of revenue	103	306	(203)	(66)%
Gross loss	(53)	(202)	149	(74)%
Research and development	3,061	3,767	(706)	(19)%
Sales and marketing	631	74	557	NM
General and administrative	4,080	3,803	277	7%
Total operating expenses	7,772	7,644	128	2%
Loss from operations	(7,825)	(7,846)	21	(0)%
Change in fair value of convertible note and warrant liabilities	(2,210)	9	(2,219)	NM
Interest income and other	650	233	417	179%
Interest expense and other	55	(1,102)	1,157	NM
Total other income (expense), net	(1,505)	(860)	(645)	75%
Loss before income tax	(9,330)	(8,706)	(624)	(7)%
Provision for income tax	—	—	—	—%
Net loss	$(9,330)	$(8,706)	$(624)	(7)%

NM - not meaningful

Revenue

Revenues decreased by $54, or 52%, to $50 for the three months ended September 30, 2025, from $104 for the three months ended September 30, 2024. This decrease is primarily due to lower contract development revenues in the current quarter and also due to higher unit sales of our legacy product in the three months ended September 30, 2024.

Cost of Revenue

Cost of revenue decreased by $203, or 66%, to $103 for the three months ended September 30, 2025, from $306 for the three months ended September 30, 2024. This decrease was primarily due to lower contract development costs in the current quarter; the decrease is also due to higher unit sales of our legacy product and inventory write-downs recorded in the three months ended September 30, 2024 related to certain legacy Non-Automotive components.

Operating Expenses

Research and Development

Research and development expenses decreased by $706, or 19%, to $3,061 for the three months ended September 30, 2025, from $3,767 for the three months ended September 30, 2024. This decrease was primarily driven by decreases in stock-based compensation expense of $715 and allocated information technology and facilities expense of $225. The decreases were partially offset by an increase in personnel costs, net of allocations, of $262.

Sales and Marketing

Sales and marketing expenses increased by $557, to $631 for the three months ended September 30, 2025, from $74 for the three months ended September 30, 2024. This increase was primarily driven by increases in personnel costs, including allocations, of $484 and marketing spend of $86.

General and Administrative

General and administrative expenses increased by $277, or 7%, to $4,080 for the three months ended September 30, 2025, from $3,803 for the three months ended September 30, 2024. This increase was primarily driven by an increase in rent expense of $1,061, primarily resulting from the lease settlement expense of $598, attributable to an increase in the liability related to the fair value of the warrant issued in connection with the settlement, compared to a gain recorded in the three months ended September 30, 2024. This increase was partially offset by decreases in stock-based compensation and personnel costs, net of allocations, of $814.

Change in Fair Value of Convertible Note and Warrant Liabilities

Change in fair value of convertible note and warrant liabilities increased by $2,219 to an expense of $2,210 for the three months ended September 30, 2025, from a gain of $9 for the three months ended September 30, 2024. This increase was primarily due to the change in fair value of the 2025 Note and related warrants, which were newly issued in 2025, and also due to higher stock prices in the current quarter, resulting in a higher valuation of the warrant associated with the 2022 Note through the cancellation date in the current quarter.

Interest Income and Other

Interest income and other increased by $417, or 179%, to $650 for the three months ended September 30, 2025, from $233 for the three months ended September 30, 2024. This increase was primarily due to higher interest and investment income earned on our cash, cash equivalents, and marketable securities in the current period.

Interest Expense and Other

Interest expense and other decreased by $1,157, to a net income of $55 for the three months ended September 30, 2025, from a net expense of $1,102 for the three months ended September 30, 2024. This decrease was primarily due to a decrease in costs related to financing arrangements of $1,117 and lower foreign exchange losses of $110, partially offset by lower accretion of discount on marketable securities, net of $69.

Provision for Income Tax

Provision for income tax expenses remained constant at $0 for the three months ended September 30, 2025 and September 30, 2024.

Net Loss

Net loss increased by $624, or 7%, to $9,330 for the three months ended September 30, 2025, from $8,706 for the three months ended September 30, 2024. This increase was primarily due to increased personnel costs and changes in fair value of convertible note and warrants, partially offset by decreases in stock-based compensation and facilities expenses.

Results of Operations

Comparison of the nine months ended September 30, 2025 and 2024

The results of operations presented below should be reviewed in conjunction with the condensed consolidated financial statements and notes included elsewhere in this report. The following table sets forth our consolidated results of operations data for the nine months ended September 30, 2025 and 2024 (in thousands, except for percentages):

	Nine months ended September 30,		Change	Change
	2025	2024	$	%
Total revenue	$136	$156	$(20)	(13)%
Cost of revenue	307	729	(422)	(58)%
Gross loss	(171)	(573)	402	(70)%
Research and development	10,221	12,137	(1,916)	(16)%
Sales and marketing	1,615	482	1,133	235%
General and administrative	11,323	13,641	(2,318)	(17)%
Total operating expenses	23,159	26,260	(3,101)	(12)%
Loss from operations	(23,330)	(26,833)	3,503	13%
Change in fair value of convertible note and warrant liabilities	(2,123)	(4)	(2,119)	NM
Interest income and other	1,257	656	601	92%
Interest expense and other	(2,418)	(729)	(1,689)	(232)%
Total other income (expense), net	(3,284)	(77)	(3,207)	NM
Loss before income tax	(26,614)	(26,910)	296	(1)%
Provision for income tax	2	2	—	—%
Net loss	$(26,616)	$(26,912)	$296	(1)%

NM - not meaningful

Revenue

Revenues decreased by $20, or 13%, to $136 for the nine months ended September 30, 2025, from $156 for the nine months ended September 30, 2024.  This decrease is primarily due to higher unit sales of our legacy product in the prior year, partially offset by higher contract development revenues.

Cost of Revenue

Cost of revenue decreased by $422, or 58%, to $307 for the nine months ended September 30, 2025, from $729 for the nine months ended September 30, 2024. This decrease was primarily due to inventory write-downs and losses on purchase commitments recorded in the nine months ended September 30, 2024, resulting from implementation of our strategic plan to wind down support for our legacy Non-Automotive product.

Operating Expenses

Research and Development

Research and development expenses decreased by $1,916, or 16% to $10,221 for the nine months ended September 30, 2025, from $12,137 for the nine months ended September 30, 2024. This decrease was primarily driven by decreases in stock-based compensation expense of $1,381, and allocated information technology and facilities expense of $1,118. The decreases were offset by a $400 increase in fees paid to third parties for development work and engineering parts and lab equipment expenses.

Sales and Marketing

Sales and marketing expenses increased by $1,133, or 235% to $1,615 for the nine months ended September 30, 2025, from $482 for the nine months ended September 30, 2024. This increase was primarily driven by increases in allocated personnel of $1,262 and marketing and consultant spend of $171 as we pursue Non-Automotive opportunities. These increases were partially offset by a $329 decrease in stock-based compensation and allocated information technology and facilities expense.

General and Administrative

General and administrative expenses decreased by $2,318, or 17%, to $11,323 for the nine months ended September 30, 2025, from $13,641 for the nine months ended September 30, 2024. This decrease was primarily due to a decrease in rent expense of $1,730, primarily due to the net gain recorded for the lease settlement in the nine months ended September 30, 2025 and reduced rent expense as a result of leasing smaller facilities. The decrease is also due to lower stock-based compensation and personnel cost, net of allocations, of $2,016. These decreases were partially offset by an increase in accounting, legal, and professional fees of $681 and lower facilities and IT allocations of $1,137.

Change in Fair Value of Convertible Note and Warrant Liabilities

Change in fair value of convertible note and warrant liabilities increased by $2,119 to a $2,123 expense for the nine months ended September 30, 2025, from a net gain of $4 for the nine months ended September 30, 2024. This increase was primarily due to the change in fair value of the 2025 Note and related warrants, which were newly issued in 2025.

Interest Income and Other

Interest income and other increased by $601 or 92%, to $1,257 for the nine months ended September 30, 2025, from $656 for the nine months ended September 30, 2024. This increase was primarily due to insurance proceeds received of $250 and higher interest earned on cash, cash equivalents, and marketable securities in the current period.

Interest Expense and Other

Interest expense and other increased by $1,689, or 232%, to $2,418 for the nine months ended September 30, 2025, from $729 for the nine months ended September 30, 2024. This increase was primarily due to an increase in costs related to financing arrangements in the current period and a decrease in accretion of discounts on marketable securities, net.

Provision for Income Tax

Provision for income tax expenses remained constant at $2 for the nine months ended September 30, 2025 and September 30, 2024.

Net Loss

Net loss decreased by $296, or 1% to $26,616 for the nine months ended September 30, 2025, from $26,912 for the nine months ended September 30, 2024. This decrease was primarily due to decreases in stock-based compensation, personnel and facilities expenses, partially offset by the increase in the change in fair value of convertible note and warrants, and investments in the development of Apollo.

Liquidity and Capital Resources

Sources of Liquidity

Our capital requirements will depend on many factors, including, but not exclusively, sales volume and timing of revenue, our efforts to establish and maintain a relationship with one or more Tier 1 automotive suppliers and the timing of any OEM design wins, our ability to effectively and efficiently manage our expenses, the timing and extent of spending to support R&D efforts, how quickly we can commercialize our products, and the market adoption of new and enhanced products and features. To date, our principal sources of liquidity have been the proceeds received from the issuance of equity.

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

Shelf Registration

On September 26, 2023, the U.S. Securities and Exchange Commission declared our Registration Statement on Form S-3 effective (the "Shelf"), which allows us to raise up to $200,000 in capital over the following three years. The use of the Shelf is subject to a limitation of one-third of our public float in any rolling twelve-month period, when our public float is below $75 million, which is referred to as the “baby shelf" rules. As of July 28, 2025, we have not been subject to the "baby shelf" rules. Since the Shelf was established, we have used the Shelf to register the shares sold in the May 29, 2024 Registered Direct Offering and the September 12, 2024 A.G.P. Transaction, both of which are further described below.

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

New Circle Transaction

On July 25, 2024, we entered into a Stock Purchase Agreement with New Circle Principal Investments LLC, or New Circle, pursuant to which we have the right, but not the obligation, to sell to New Circle, and New Circle is obligated to purchase, up to $50,000 of our common stock. Such sales of common stock by us, if any, may occur from time to time at our sole discretion, over a 36-month period. As of September 30, 2025, we have issued 8,980,713 shares of our common stock to New Circle under the CSPA for gross proceeds totaling $27,754.

A.G.P. Transaction

On September 12, 2024, we entered into an At Market Issuance Sales Agreement with Alliance Global Partners, or A.G.P., pursuant to which we may issue and sell through A.G.P., up to $2,600 of our common stock from time to time through an "at-the-market" equity offering program. In July 2025, we increased the aggregate amount available under the ATM program to $75,000, following multiple prior increases since the original agreement. Such sales of common stock by us, if any, may occur from time to time at our sole discretion, over a 36-month period. As of September 30, 2025, we have sold 20,056,239 shares under the ATM Agreement for gross proceeds totaling $58,462. Subsequent to September 30, 2025, we raised additional capital of $9,768 through the sale of 3,164,545 shares under this agreement.

2025 Convertible Note

In January 2025, we entered into a Securities Purchase Agreement to finance an aggregate principal amount of up to $3,240 with a certain institutional investor and issued (i) a senior unsecured convertible promissory note (the "2025 Note") for an aggregate purchase price of $3,000 and (ii) a warrant to purchase up to 805,263 shares of the Company’s common stock. The 2025 Note, subject to an original issue discount of 7.4%, has a term of eighteen months and accrues interest at the rate of 7.0% per annum. The 2025 Note is convertible into Common Stock, at a per share conversion price equal to $2.22, subject to adjustments noted in the 2025 Note. The Warrant has an exercise price of $2.22 and is exercisable after the six month and one day anniversary of its issuance (the “Initial Exercisability Date”) until for four years following the Initial Exercisability Date. These warrants were exercised in full on July 28, 2025. During the nine months ended September 30, 2025, the Company made cash payments of $989. Additionally, $2,485 in aggregate principal and interest were converted into 2,356,500 shares of common stock.  As of September 30, 2025, the 2025 Note has an outstanding principal balance and accrued interest of $106.

Until we are able to generate sufficient revenue from the sale of our products to cover operating expenses, working capital, and capital expenditures, we expect the funds raised in the transactions described earlier, and other potential sources of capital, are sufficient to fund our near-term cash needs. If we are required to raise additional funds by issuing equity securities, dilution of stockholders will result. Any debt securities issued may also have rights, preferences, and privileges senior to those of holders of our common stock. The terms of debt securities or borrowings could impose significant restrictions on our operations. We may also be unable to raise additional capital through the sale of securities and debt financing, or to do so on terms that are favorable to us, particularly given current capital market and overall macroeconomic conditions.

For the nine months ended September 30, 2025 and 2024, we had a net loss of $26,616 and $26,912, respectively. We expect that our expenses will continue to exceed our operating income and, as a result, we may need additional capital resources to fund our operations. We believe we currently have sufficient financial resources to fund our operating expenses, working capital, and capital expenditure requirements for a period of at least twelve months from the date of this Quarterly Report on Form 10-Q. Our plans for the use of cash in the long term (beyond twelve months from this Quarterly Report on Form 10-Q) are primarily related to funding operating expenses to support the commercialization of our products. For additional information regarding our cash requirements from contractual obligations, see Note 17 to the Condensed Consolidated Financial Statements in Item 1of Part I of this Quarterly Report on Form 10-Q.

Cash Flow Summary

	Nine months ended September 30,
	2025	2024
	(in thousands)
Net cash provided by (used in):
Operating activities	$(20,247)	$(21,814)
Investing activities	$(29,167)	$3,140
Financing activities	$82,183	$5,443

Operating Activities

For the nine months ended September 30, 2025, net cash used in operating activities was $20,247. Factors affecting operating cash flows during this period were net loss of $26,616, a gain on termination of an operating lease of $1,014, partially offset by stock-based compensation of $4,732, change in fair value of convertible notes and warrant liabilities of $2,123, debt issuance costs of $2,020, and common stock purchase agreement costs of $325. Within operating activities, the net changes in operating assets and liabilities were cash used of $1,869, primarily driven by decreases in accrued expenses and other liabilities and operating lease liabilities of $804 and $1,574, respectively. Cash used was offset by cash provided by decreases in prepaid and other current assets and other noncurrent assets of $92 and $187, respectively, and an increase in accounts payable of $800.

For the nine months ended September 30, 2024, net cash used in operating activities was $21,814. Factors affecting operating cash flows during this period were a net loss of $26,912, a gain on termination of an operating lease, net, of $680, amortization of premiums and accretion of discounts on marketable securities, net of $491, offset by stock-based compensation of $7,002, common stock purchase agreement costs of $1,136, and noncash lease expense of $905. Within operating activities, the net changes in operating assets and liabilities were cash used of $3,048, primarily driven by decreases in accrued expenses and other liabilities, operating lease liabilities, and other noncurrent liabilities of $3,411, $936, and $346, respectively. Cash used was offset by cash provided by a decrease in prepaid and other current assets, inventories, and other noncurrent assets of $1,035, $157, and $123 respectively, and an increase in accounts payable of $275.

Investing Activities

For the nine months ended September 30, 2025, net cash used in investing activities was $29,167. The primary factors affecting net cash used in investing activities during this period were the purchases of marketable securities of $44,989, partially offset by redemptions and maturities of marketable securities of $15,874.

For the nine months ended September 30, 2024, net cash provided by investing activities was $3,140. The primary factors affecting net cash provided by investing activities during this period were the proceeds from redemptions and maturities of marketable securities of $27,756, partially offset by the purchases of marketable securities of $24,241 and purchases of property and equipment of $420.

Financing Activities

For the nine months ended September 30, 2025, net cash provided by financing activities was $82,183. The primary factors affecting financing cash flows during this period were proceeds from common stock purchase agreements of $80,988, the issuance of a convertible note of $2,950, and proceeds from the exercise of warrants of $1,788, partially offset by payments on convertible note of $989, payments of debt issuance costs of $658, taxes paid on net settlement of equity awards of $499, and payments of stock issuance costs related to common stock purchase agreements of $1,449.

For the nine months ended September 30, 2024, net cash used in financing activities was $5,443. The primary factors affecting our financing cash flows during this period were proceeds from the exercise of the common stock purchase agreement of $5,863, partially offset by stock issuance costs related to common stock purchase agreements of $613.

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

During the nine months ended September 30, 2025, there were no significant changes in our critical accounting estimates as compared to those previously disclosed in “Critical Accounting Policies and Estimates” in “Management's Discussion and Analysis of Financial Condition and Results of Operations” included in our 2024 Annual Report on Form 10-K.

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

Interest Rate Risk

As of September 30, 2025, we had cash, cash equivalents, and marketable securities of $84,333, which consisted primarily of deposits in our bank accounts, money market funds, and marketable securities. Such interest-earning instruments carry a degree of interest rate risk. Our investment policy is focused on the preservation of capital and supporting our liquidity needs. We invest in highly rated securities, while limiting the amount of credit exposure to any one issuer other than the U.S. government. A hypothetical 10% change in interest rates would not have a material impact on our financial condition or results of operations due to the short-term nature of our cash, cash equivalents and marketable securities.

Credit Risk

Our concentration of credit risk is determined by evaluating each customer and each vendor that accounts for more than 10% of our accounts receivable and accounts payable, respectively. As of September 30, 2025, there were two customers accounting for 10% or more of our accounts receivable and two vendors accounting for 10% or more of our accounts payable.

We perform credit evaluations as needed and generally do not require collateral for our customers. We analyze accounts receivable, historical percentages of uncollectible accounts, and changes in payment history when evaluating the adequacy of the allowance for doubtful accounts for potential credit losses on customers’ accounts. For the nine months ended September 30, 2025 and 2024, we had write-offs of $2 and 0, respectively and recorded a provision for expected credit losses of $2 and $35, respectively.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have evaluated the effectiveness of our disclosure controls and procedures as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of September 30, 2025. Based on this evaluation, our principal executive officer and principal financial officer have concluded that these disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2025.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarterly period ended September 30, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1. Legal Proceedings

From time to time, we may become involved in actions, claims, suits, and other legal proceedings arising in the ordinary course of our business, including assertions by third parties relating to intellectual property infringement, breaches of contract or warranties, stockholder litigation, or employment-related matters. We are not currently a party to any actions, claims, suits, or other legal proceedings, the outcome of which, if determined adversely to us, would individually or in the aggregate have a material effect on our business, financial condition, and results of operations. For a description of developments to legal proceedings during the nine months ended September 30, 2025, see Note 17, “Commitments and Contingencies” to our condensed consolidated financial statements.

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

Summary of Risk Factors

As noted above, our business is subject to numerous risks and uncertainties, including those highlighted in this “Risk Factors” section, that represent challenges that we face in connection with the successful implementation of our strategy and growth of our business. The occurrence of one or more of the events or circumstances described in this “Risk Factors” section, alone or in combination with other events or circumstances, may have an adverse effect on our business, financial condition, results of operations, and prospects. Such risks include, but are not limited to:

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

•

If our deterministic artificial intelligence-driven sensing system is not selected for inclusion in ADAS, by any automotive OEMs or their suppliers, our business will be materially and adversely affected.

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

•

We may need to raise additional capital in order to execute our business plan and to respond to changing market conditions, which additional capital may not be available on terms acceptable to us, or at all, and if such additional capital were available to us, existing stockholders would experience dilution, which could be significant.

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

We have incurred net losses in each year since our inception. In the nine months ended September 30, 2025 and 2024, we incurred net losses of approximately $26.6 million and $26.9 million, respectively. We expect that we will continue to incur significant losses through at least the next few years as we:

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

As of September 30, 2025, we had an accumulated deficit of approximately $399.7 million. Even if we are able to increase sales or licensing of our products, there can be no assurance that we will be commercially successful. Since we will incur the costs and expenses from these efforts prior to receiving incremental revenues with respect thereto, our losses in future periods may be significant. In the past, design wins, the first step towards commercialization with a particular OEM, have taken longer than originally expected. Such delays, including delays that may occur in the future, will impact the timing of our revenue. If our products do not achieve sufficient market acceptance, we will not become profitable. If we fail to become profitable, or if we are unable to fund our continuing losses, we may be unable to continue our business operations. There can be no assurance that we will ever achieve or sustain profitability.

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

Since 2023, we have implemented multiple restructuring actions aimed at focusing the organization on the commercialization of our automotive products, while reducing fixed operating costs, including the elimination of our internal sales and marketing teams. Our capital light business model allows us to leverage one or more Tier 1 partners and their manufacturing capabilities, supply chains, OEM relationships, and sales teams to bring our products to market. These restructurings could result in disruptions to our operations and adversely affect our business and our ability to maintain or obtain additional Tier 1 partners. For example, we are actively working with our current Tier 1 partner to pursue available opportunities and if our restructuring actions impede our ability to win these awards, this could materially impact our business. In addition, we cannot be sure that these cost reduction initiatives will be successful in reducing our overall expenses to the extent anticipated, or that unexpected costs will not offset any such reductions or related initiatives. If our operating costs are higher than we expect, or if we do not maintain adequate control of our costs and expenses, our operating results could be materially and adversely affected.

Our financial results could vary significantly from quarter to quarter and are difficult to predict, particularly in light of the current economic environment, which in turn could cause volatility in our stock price.

Our quarterly results of operations have fluctuated in the past and may vary significantly in the future. As such, historical comparisons of our operating results may not be meaningful. In particular, because our sales in any given quarter can fluctuate based on the timing and success of our customers’ proof of concept and development projects. Accordingly, the results of any one quarter should not be relied upon as an indication of future performance. We base our current and future expense levels on our internal operating plans and sales forecasts, and our operating costs are to a large extent, fixed. As a result, we may not be able to reduce our costs sufficiently to compensate for an unexpected shortfall in revenues, and even a small shortfall in revenues could disproportionately and adversely affect financial results for that quarter. This was particularly true for 2023, as we implemented significant cost-reduction measures making it more difficult for us to further reduce our operating expenses without a material adverse impact on our prospects in future periods. We have and may continue to incur significant or unanticipated expenses related to long-lived asset impairments, inventory write-downs, and one-time termination benefits to restructure our business. For example, in 2023, we impaired $9.9 million of long-lived assets, wrote down $8.6 million of inventory and other current assets, and incurred $3.3 million of one-time termination benefit costs, primarily relating to our decision to wind down our legacy Non-Automotive product line as part of our effort to reduce fixed operating costs, focus operations, simplify supply chains and streamline manufacturing.

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

Factors that may cause these quarterly fluctuations include, without limitation:

•	the timing and magnitude of orders and shipments of our products in any quarter;

•	decreases in pricing we may adopt to drive market adoption or in response to competitive pressure;

•	our ability to retain our existing customers and strategic partners and attract new customers and strategic partners;

•	our ability to develop, introduce, manufacture, and ship, in a timely manner, products that meet customer requirements and expectations;

•	disruptions in our sales channels or termination of our relationships with important channel partners;

•	delays in customers’ purchasing cycles or deferments of customers’ purchases in anticipation of new products or updates from us or our competitors;

•	the timing of charges related to impairments of long-lived assets;

•	non-routine write-downs of inventory;

•	one-time termination benefits and other restructuring costs;

•	fluctuations in demand for our products;

•	the mix of products sold or licensed by us in any given quarter;

•	the duration or worsening of the military conflicts in Ukraine and the Middle East, and the time it will take for the economic recovery for such impact to occur;

•	changing international trade policies, including the imposition or modification of tariffs, increasing trade tensions, and the implementation of potential trade restrictions;

•	the timing and rate of broader market adoption of ADAS or autonomous systems utilizing our solutions across the Automotive and other market sectors;

•	the timing and scale of the market acceptance of lidar generally;

•	further technological advancements by our competitors and other market participants;

•	the ability of our customers and strategic partners to commercialize systems that incorporate our products;

•	any change in the competitive dynamics of our markets, including consolidation of competitors, regulatory developments, and new market entrants;

•	our ability to effectively manage or outsource management of our inventory;

•	changes in the source, cost, availability of, and regulations pertaining to components and materials we use in our products;

•	impact of foreign currency fluctuations;

•	adverse litigation, judgments, settlements, or other litigation-related costs, or claims that may give rise to such costs;

•	general economic, industry, and market conditions, including trade disputes.

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

The market price and trading volume of our common stock may be volatile and could decline significantly, including for matters related to Nasdaq listing standards.

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

As previously disclosed, on March 11, 2025, we received notice from Nasdaq that we were no longer in compliance with the $1.00 per share minimum bid price requirement for continued listing on Nasdaq. On July 30, 2025, however, Nasdaq notified us that we had regained compliance with the requirement and that the matter was now closed. There can be no assurance that we will be able to maintain compliance with Nasdaq’s continued listing requirements in the future. In addition, the trading volume of our common stock may fluctuate significantly, which can have significant impact on the price of our common stock. If the market price of our common stock declines significantly, you may be unable to resell your shares at an attractive price, or at all. We cannot assure you that the market price of our common stock will not fluctuate widely or decline significantly in the future.

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

Most of our products, and the components thereof, are manufactured abroad. Relying on foreign-produced products subjects us to risks relating to changes in import duties, quotas, the potential for introduction of U.S. taxes on imported goods, the potential loss of “most favored nation” status with the U.S., and freight cost increases, as well as economic and political uncertainties, that could result in a trade war causing ever-increasing tariffs, although we have not seen a significant impact yet. We may also experience shipment delays caused by shipping port constraints, labor strikes, work stoppages, acts of war, including the current conflicts in Ukraine and in the Middle East, and terrorism, or other supply chain disruptions, including those caused by extreme weather, natural disasters, and pandemics or other public health concerns.

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

Our products require key components and critical raw materials and our inability to reduce and control the cost of such components and raw materials could negatively impact the adoption of our products, and accordingly, our financial condition and operating results.

The production of our components is dependent on sourcing certain key components and raw materials at an acceptable cost. We have experienced, and may continue to experience, supply chain-induced shortages of key components, leading to a scarcity of such components, a limited availability of such components at greatly inflated prices, or both. This scarcity and limited availability of components may be further exacerbated by increasing trade tensions around the globe. If we or our licensees or contract manufacturers are unable to adequately reduce and control the costs of such key components, we or they will be unable to realize manufacturing costs targets, which could reduce the market adoption of our products, damage our reputation with current or prospective customers, and have an adverse effect on our brand, business, prospects, financial condition, and operating results.

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

Accordingly, we expect to be subject to substantial and continuing pricing pressure from automotive OEMs, Tier 1 suppliers, and lidar competitors, which may impact the revenue we receive from licensing our product designs or selling our products. In particular, because automotive lidar technology appears to have been successfully commercialized in China, our competitors in that market have likely gained experience and efficiencies, including cost efficiencies, that often come with productization that suppliers outside of China, including us, do not have. Although trade barriers may prevent some Chinese lidar suppliers from entering Western lidar markets, to the extent Chinese lidar sensors enter Western markets, competitive pricing pressures on us would likely increase. It is possible that pricing pressures beyond our expectations could intensify as automotive OEMs, Tier 1 suppliers, and lidar competitors pursue restructuring, consolidation, and cost-cutting initiatives. If we are unable to identify sufficient design cost savings to meet the expectations of automotive OEMs and Tier 1 suppliers, our revenue and profitability would be adversely affected.

We expect to continue investing in R&D and commercializing new products, which could significantly reduce our profitability and may never result in revenue to us.

Our future growth depends on penetrating new markets, adapting existing products to new applications and customer requirements, achieving volume-based component price reductions, and introducing new products that achieve market acceptance. We expect to continue to incur R&D costs as part of our efforts to design, develop, manufacture, and commercialize new products and enhance existing products. Our R&D expenses were approximately $10.2 million and $12.1 million during the nine months ended September 30, 2025 and 2024, respectively, and may increase in the future. Because we account for R&D as an operating expense, these expenditures will adversely affect our results of operations in the future. Further, our R&D program may not produce successful results, and our new products may not achieve market acceptance, create additional revenue, or become profitable.

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

Our lidar-based sensing system can be applied to different use cases across end markets. Despite the fact that the automotive industry has expended considerable effort to research and test lidar products for ADAS and autonomous driving applications, the automotive industry may not introduce lidar products in commercially available vehicles on a time frame that matches our expectations, or at all. We have experienced a number of instances where potential automotive OEMs have delayed their programs for the inclusion of lidar in their end products. We continually study emerging and competing sensing technologies and methodologies, and we may incorporate new sensing technologies to our product portfolio over time. However, lidar products for use in the Automotive market remain relatively new and it is possible that other sensing modalities, or a new disruptive modality based on new or existing technologies, including a combination of technologies, will achieve acceptance or leadership in the ADAS and autonomous driving space. Even if lidar products are used in initial generations of autonomous driving technology and ADAS products, we cannot guarantee that lidar products will be designed into or included in subsequent generations of such commercialized technology. The speed of market adoption and growth for ADAS or autonomous vehicles is difficult, if not impossible, to predict, and it is more difficult to predict this market’s future growth in light of the economic consequences of the unresolved global conflicts and increasing trade tensions, as well as other macroeconomic factors. Although we currently believe we have a differentiated market leading technology for the autonomous vehicle market, by the time mass market adoption of autonomous vehicle technology is achieved, we expect competition among providers of sensing technology based on lidar and other modalities to increase substantially. If, by the time autonomous vehicle technology achieves mass market adoption, commercialization of lidar products is not successful, or not as successful as we or the market currently expects, or if other sensing modalities gain acceptance by developers of ADAS products, automotive OEMs, regulators, safety organizations, or other market participants, our business, results of operations, and financial condition will be materially and adversely affected.

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

Over the long term, we may experience significant growth in the scope and nature of our operations. Our ability to manage our operations and future growth will require us to continue to improve our operational, financial, and management controls, legal and compliance programs, and reporting systems. We may not be able to implement improvements in an efficient or timely manner and may discover deficiencies in existing controls, programs, systems, and procedures, which could have an adverse effect on our business, reputation, and financial results. In addition, we currently operate with a limited number of employees, particularly in sales, marketing, and customer support. This limited resourcing could constrain our ability to scale operations, meet customer demand, and execute on growth opportunities if interest in our technology exceeds expectations. Failure to adequately expand and support these functions as interest increases could negatively impact our ability to achieve our strategic objectives.

We rely on third-party suppliers and because some of the raw materials and key components in our products come from limited or single source suppliers, we are susceptible to supply shortages, longer than anticipated lead times for components, and supply changes, any of which could disrupt our supply chain and could delay deliveries of our products to customers.

Most of the components that go into the manufacturing of our solutions are sourced from third-party suppliers. To date, we have produced our products in relatively limited quantities for use in R&D programs. Although we do not have any experience in managing our supply chain to manufacture and deliver our products at scale, our future success will depend on our ability to do so. Some of the key components used to manufacture our products come from limited or single source suppliers, which includes components only produced in countries, such as China, that some customers, for a variety of reasons, may be unable or unwilling to purchase from us. We are therefore subject to the risk of shortages and long lead times in the supply of these components and the risk that our suppliers discontinue or modify components used in our products. As we rely on a global supply chain, the potential for other epidemics and outbreaks of contagions, should they materialize, unresolved and continuing global conflicts, and increasing trade tensions, as well as other macroeconomic factors may adversely affect our ability to source components in a timely or cost-effective manner from our third-party suppliers due to, among other things, work stoppages or interruptions. For example, our products depend on lasers. Any shortage in the availability of these lasers could materially and adversely affect our ability to manufacture our solutions. In addition, the lead times associated with certain components are lengthy and preclude rapid changes in quantities and delivery schedules. While we have entered into agreements with some suppliers for the supply of certain components at set prices, such quantities are limited given we are not yet producing at scale. Therefore, we have in the past experienced, and may in the future experience, component shortages and significant price fluctuations of key components and materials, and the predictability of the availability and pricing of these components may be limited. Component shortages or pricing fluctuations could be material in the future, which could be exacerbated by employee retention issues at any of our suppliers. In the event of a component shortage, supply interruption, or a material pricing change from suppliers of these components, we may not be able to develop alternate sources in a timely manner, or at all, especially in the case of sole or limited source items. Developing alternate sources of supply for these components may be time-consuming, difficult, and costly and we may not be able to source these components on terms that are acceptable to us, or at all, which may undermine our ability to meet our requirements or to fill customer orders in a timely manner. Any interruption or delay in the supply of any of these parts or components, or the inability to obtain these parts or components from alternate sources at acceptable prices and within a reasonable amount of time, would adversely affect our ability to meet our scheduled product deliveries to our customers. This could adversely affect our relationships with our customers and partners and could cause delays in shipment of our products and adversely affect our operating results. In addition, increased component costs could result in lower gross margins. Even where we are able to pass increased component costs along to our customers, there may be a lapse of time before we are able to do so such that we will be required to absorb some or all of the increased cost. If we are unable to buy these components in sufficient quantities to meet our requirements on a timely basis, we will not be able to deliver products to our customers, which may result in such customers using competitive products instead of our products.

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

Reliance on third-party manufacturers reduces our control over the manufacturing process, including reduced control over quality, product costs, product supply, and timing. We may experience delays in shipments or issues concerning product quality from our third-party manufacturers. If any of our third-party manufacturers experience interruptions, delays, or disruptions in supplying our products, including by (i) natural disasters, (ii) the effects of any epidemics or outbreaks of other contagions, such as "bird-flu," (iii) increased military conflict, especially in Ukraine and the Middle East, (iv) increasing trade tensions around the globe, or (v) work stoppages or capacity constraints, our ability to ship products would be delayed. In addition, unfavorable economic conditions could result in financial distress among third-party manufacturers upon which we rely, thereby increasing the risk of disruption of supplies necessary to fulfill our production requirements and meet customer demands. Additionally, if any of our third-party manufacturers experience quality control problems in their manufacturing operations and our products do not meet customer or regulatory requirements, we could be required to cover the cost of repair or replacement of any defective products. These delays or product quality issues could have an immediate and material adverse effect on our ability to fulfill orders and could have a negative effect on our operating results. In addition, such delays or issues with product quality could adversely affect our reputation and our relationship with our channel partners. If our third-party manufacturers experience financial, operational, manufacturing capacity, or other difficulties, or experience shortages in required components, or if they are otherwise unable or unwilling to continue to manufacture our products in required volumes or at all, our supply may be disrupted, we may be required to seek alternate manufacturers, and we may be required to redesign our products. It would be time-consuming, and could be costly and impracticable, to begin to use new manufacturers or designs, and such changes could cause significant interruptions in supply and could have an adverse effect on our ability to meet our scheduled product deliveries and may subsequently lead to the loss of sales. While we take measures to protect our trade secrets, the use of third-party manufacturers may also risk disclosure of our innovative and proprietary manufacturing methodologies, which could adversely affect our business.

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

Sales to international customers accounted for 65% and 49% of our revenue during the nine months ended September 30, 2025 and 2024, respectively. In May 2024, we announced that we have partnered with Accelight Technologies, Inc. and LighTekton Co., Ltd. to deliver our lidar solutions to the China market, specifically focused on the autonomous trucking and railway segments, as the market in China appears to be ahead of the rest of the world in lidar adoption. However, we have not previously sold into the China market and our partners, although they regularly conduct business in China, do not have experience in the lidar market. There is also significant competition in China from local lidar manufacturers. We can provide no assurances that we will be successful in the China lidar market.

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

Our products are intended to be combined with third-party hardware and software as part of a larger system. These larger systems are also highly technical, complex, and require high standards to manufacture. The third-party components incorporated into these larger systems have been and will be subject to defects, errors, and reliability issues during development, production, and use. Should these third-party components, in which our products are intended to be combined with, fail or require action to correct defects or errors, it would likely delay the sale of the larger system in which our products are to be incorporated, thereby adversely affecting our financial results. As the production of third-party components is largely outside of our control, we are subject to such third parties investing sufficient time and resources to manufacture their products without minimal defects. For example, if a third-party reseller intended to overlay perception software on our product prior to resale, but such perception software contained defects or errors such that it could not be introduced into the market, the sales of our products would be delayed or cancelled, thereby adversely affecting our financial results.

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

We may experience declines in the average selling prices of our products generally as our customers seek to commercialize autonomous systems at prices low enough to achieve market acceptance or due to competitive pressures. In order to sell products that have a falling average unit selling price and maintain margins at the same time, we will need to continually reduce product and manufacturing costs. To manage manufacturing costs, we and our Tier 1 partners must continually engineer the most cost-effective design for our products. In addition, we continuously drive initiatives to reduce assembly cost, improve efficiency, reduce the cost of materials, use fewer materials, and further lower overall product costs by carefully managing component prices, inventory, and shipping costs. We also need to continually introduce new and competitive products in order to maintain our overall gross margin. We may also experience declines in fees or royalties from licensing our technology as customers reduce the prices of their products incorporating our licensed technology in order to achieve market acceptance or due to competitive pressures. If we are unable to manage the cost structure of our products, successfully introduce new products with higher gross margins, and develop new technology that we can license at attractive royalty rates, our revenue and overall gross margin would likely decline.

Adverse conditions in the automotive industry or downturns in domestic or global economic conditions, or other macroeconomic factors more generally, could have adverse effects on our results of operations.

While we make our strategic planning decisions based on the assumption that the markets we are targeting will grow, our business is dependent, in large part on, and directly affected by, business cycles and other factors affecting the global automotive industry and the global economy generally. Automotive production and sales are highly cyclical and depend on general economic conditions and other factors, including consumer spending and preferences, changes in interest rates (which significantly increased beginning in 2022 and have fallen in 2025) and credit availability, changes in inflation rates (which the U.S. has recently experienced and may continue to do so), consumer confidence (which may be starting to wane), fuel costs, fuel availability, environmental impact, tariffs (especially those targeting automobiles or components used by the automotive industry in particular, such as steel and aluminum), governmental incentives and regulatory requirements, and political volatility, especially in energy-producing countries and growth markets. Increases in interest rates, especially if coupled with reduced government spending and volatility in financial markets, may have the effect of further increasing economic uncertainty and heightening these risks, which may impact our ability to raise additional capital in the future. In addition, the ongoing hostilities between Russia and Ukraine, the war in the Middle East, and global reactions thereto have caused significant fluctuations in U.S. domestic and global energy prices. Oil supply disruptions related to the Russia-Ukraine conflict, and sanctions and other measures taken by the U.S. and its allies, could lead to higher costs for gas, food, and goods in the U.S. and exacerbate the inflationary pressures on the economy, with potentially adverse impacts on our customers and on our business, results of operations, and financial condition. Moreover, certain raw materials needed to produce components that are incorporated into our products, and the products of our customers, are primarily derived in the region in which the Russia-Ukraine conflict is occurring. The longer the Russia-Ukraine conflict continues and the more damage to Ukrainian infrastructure that occurs, the greater the impact could be on the supply of such raw materials, and the failure to have access to such raw materials could have an adverse effect on our business and results of operations. In addition, the Cybersecurity and Infrastructure Security Agency, or CISA, has in the past warned organizations in the U.S. to be on guard against possible cyber-attacks coming from Russia which has the potential to disrupt business operations, limit access to essential services, and threaten public safety.

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

We are pursuing opportunities in markets that are undergoing rapid changes, including technological and regulatory changes, and it is difficult to predict the timing and size of the opportunities. For example, autonomous driving and lidar-based ADAS applications require the utilization of complex technology. Because these systems depend on technology from many companies, commercialization of autonomous driving or ADAS products could be delayed or impaired on account of certain technological components not being ready to be deployed in automobiles. We are in the process of developing necessary relationships with commercial partners which may not result in the commercialization of our technology immediately, or at all. Regulatory, safety, or reliability developments, many of which are outside of our control, could also cause delays or otherwise impair commercial adoption of these new technologies, which will adversely affect our growth. Our future financial performance will depend on our ability to make timely investments in emerging market opportunities. If one or more of these markets experiences a shift in customer or prospective customer demand, our products may not compete as effectively, if at all, and they may not be designed into commercialized products. Given the evolving nature of the markets in which we operate, it is difficult to predict customer demand or adoption rates for our products or the future growth of these markets. If demand does not develop or if we cannot accurately forecast customer demand, the size or timing of our markets, inventory requirements, or our future financial results, our business, results of operations, and financial condition will be adversely affected.

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

The markets for sensing technology applicable to autonomous solutions across numerous industries are highly competitive. Our future success will depend on our ability to achieve a leadership position in our target markets by continuing to develop, and protect from infringement, advanced lidar technology in a timely manner and to stay ahead of existing and new competitors. Our competitors compete with us directly by offering lidar products and indirectly by attempting to solve some of the same challenges with different technologies. Our current and future competitors may enjoy competitive advantages, such as greater name recognition, established relationships, or existing contracts with Tier 1 suppliers and/or OEMs, and substantially greater financial, technical, and other resources. Because automotive lidar technology appears to have been successfully commercialized in China, our competitors in that market have likely gained experience that comes with productization that suppliers outside of China, including us, have yet to gain. We face competition from a number of sources including camera and radar companies, other developers of lidar products, Tier 1 suppliers, and other technology and automotive supply companies. In the Automotive market, our competitors have commercialized both lidar and non-lidar-based ADAS technology, which has achieved market adoption, strong brand recognition, and is expected to improve over time. Other competitors are working towards commercializing autonomous driving technology, and either by themselves or with a publicly announced partner, and have substantial financial, marketing, R&D, and other resources. Some of our customers in the autonomous vehicle and ADAS markets have announced development efforts or made acquisitions directed at creating their own lidar-based or other sensing technologies, which would compete with our solutions. We do not know how close these competitors are to commercializing autonomous driving systems or novel ADAS applications. In the Non-Automotive markets, our competitors seek to develop new sensing applications across industries. Even in these emerging markets, we face substantial competition from numerous competitors seeking to prove the value of their technology.

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

While we intend to invest substantial resources to remain on the forefront of technological development, continuing technological changes in sensing technology and lidar, and the markets for these products, including the ADAS and autonomous driving space, could adversely affect adoption of lidar and/or our products, either generally or for particular applications. Our future success will depend upon our ability to develop and introduce a variety of new capabilities and innovations to our existing products, as well as our ability to introduce new product offerings to address the changing needs of our customers. We cannot guarantee that such new products will be released in a timely manner, or at all, or achieve market acceptance. Delays in delivering new products that meet customer requirements could damage our relationships with customers and lead them to seek alternative sources of supply. In addition, to date, we have focused on the delivery of our solutions to R&D programs in which developers are investing substantial capital to develop new systems that incorporate our solutions. Our future success relies heavily on the outcome of the R&D efforts by these customers. As autonomous technology reaches the stage of large-scale commercialization, we will be required to develop and deliver solutions at price points that enable wider and ultimately mass-market adoption. Delays in introducing products and innovations, the failure to choose correctly among technical alternatives, or the failure to offer innovative products or configurations at competitive prices may cause existing and potential customers to purchase our competitors’ products or turn to alternative sensing technologies.

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

On July 25, 2024, we entered into the Purchase Agreement with New Circle Principal Investments LLC, or New Circle, pursuant to which New Circle committed to purchase, subject to certain limitations, up to $50 million of our Common Stock should we elect to sell our common stock to them. Should we decide to sell our common stock to New Circle, existing stockholders at such time will experience dilution of their interest in us, which dilution will be heightened if the price at which we sell common stock is low, as there is no minimum price at which we can sell our common stock under the Purchase Agreement.  Under the Purchase Agreement, we can only sell to New Circle up to 1,721,755 shares of our common stock, which is equal to 19.99% of the shares of the Company’s common stock outstanding as of the date of the Purchase Agreement, unless we first obtain stockholder approval or the average purchase price per share paid by New Circle exceeds $1.41, which is the lower of the closing price on the execution date of the Purchase Agreement, and the average closing prices for our common stock during the 5-trading day period immediately preceding the execution of the Purchase Agreement. Moreover, we may not issue shares to New Circle whereby they would own more than 4.99% of our outstanding shares at any one time, which on September 30, 2025, was equal to 2,084,656 shares. At values below $2.00 per share, we would likely not be in a position to realize the full commitment of $50 million under the Purchase Agreement and existing stockholders would experience significant dilution. Therefore, the actual number of shares we will be able to sell to New Circle, the amount of dilution our stockholders will experience upon the sale of our common stock under the Purchase Agreement, and the total proceeds that we will derive from such sales, cannot be determined at this time.

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

Competition for highly skilled personnel is often intense, especially in the San Francisco Bay Area, where we are headquartered, and we may incur significant costs to attract the highly skilled personnel we require. We may not be successful in attracting, integrating, or retaining qualified personnel to fulfill our current or future needs. We have, from time to time, experienced, and we expect to continue to experience, difficulty in hiring and retaining highly skilled employees with appropriate qualifications, especially those with engineering skills. Our ability to attract and retain the highly skilled personnel we require has been further hampered by the overall reductions in personnel we have implemented, which places more responsibility on fewer individuals, our focus on cash conservation, which has limited our ability to provide increases in compensation, and the decline in our stock price, which has decreased the retention value of the stock awards we have made to our employees. In addition, our equity plan is not well funded. We asked stockholders to approve an increase in the number of shares issuable under our equity plan at the 2024 and 2025 annual meeting of stockholders. Our stockholders failed to approve the additional shares, therefore we have been unable to issue what we believe is sufficient equity to our employees, thereby decreasing our ability to retain them. In addition, our executive officers have not received an equity grant as part of our long-term incentive program for more than two years, substantially increasing the risk of retention. Even if stockholders had approved the additional shares, the retention value of such shares may have been insufficient to adequately retain some or all of our employees, including our executive officers. Moreover, with the personnel reductions we have implemented, it may create, in some instances, single points of failure, such that if certain individuals voluntarily resign from the Company, it may adversely impact, or significantly delay, our ability to bring our products to market, which would severely impact our operations and have an adverse impact on our business prospects.

In 2025, a group of dissident stockholders initiated a proxy contest and, among other things, opposed company proposals that provided for the replenishment of our employee equity incentive plan. The opposition was successful and has significantly impaired our ability to offer competitive equity-based compensation, which is a key component of our strategy to attract, retain, and motivate employees. We may experience proxy contests in the future and the uncertainty surrounding the outcome of any proxy contest may also create internal disruption, reduce employee morale, and make it more difficult to recruit new talent. Any loss of key personnel or inability to attract and retain qualified employees could materially and adversely affect our business, product development efforts, and long-term growth prospects.

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

We are at risk for interruptions, outages, and breaches of our operational systems, including our business, financial, accounting, product development, and production processes, owned by us, our suppliers or our partners; our facility security systems, owned by us, our suppliers, or our partners; our in-product technology owned by us, our suppliers, or our partners; the integrated software in our lidar solutions; or the data that we process or our suppliers process on our behalf. In March 2025, we experienced a physical break-in at our headquarters. Although it does not appear that any property, either personal or intellectual, was taken, the break-in caused a temporary disruption to our operations. In mid-2022, our previous partner, Continental, experienced a cyberattack in which data was improperly taken from their servers. To date, Continental has not notified us that any data belonging to us was compromised. A cyber incident is considered to be any adverse event that threatens the confidentiality, integrity, or availability of our information resources. These incidents may be an intentional attack or an unintentional event and could involve gaining unauthorized access to our information systems or those of our third-party vendors for purposes of misappropriating assets, stealing confidential information, corrupting data, or causing operational disruption. Such cyber incidents could materially disrupt operational systems; result in loss of intellectual property, trade secrets or other proprietary or competitively sensitive information; compromise certain information of employees, suppliers, or others; jeopardize the security of our facilities; or affect the performance of in-product technology and the integrated software in our lidar solutions. A cyber incident could be caused by disasters, insiders (through inadvertence or with malicious intent), or malicious third parties (including nation-states or nation-state supported actors) using sophisticated, targeted methods to circumvent firewalls, encryption, and other security defenses, including hacking, fraud, trickery, phishing, or other forms of deception. The risks of a cybersecurity breach against companies based in the U.S., like us, may be enhanced as a byproduct of the on-going war in Ukraine, or by state-sponsored actors, primarily located in, or sponsored by, China, Russia, or North Korea. Despite careful security and controls design, our information technology systems and the systems used by our third-party vendors, may be subject to security breaches and cyberattacks the result of which could include disrupted operations, misstated or unreliable financial data, liability for stolen assets or information, increased cybersecurity protection and insurance costs, litigation, and damage to business relationships.

The techniques used by cyber attackers change frequently and may be difficult to detect for long periods of time. Continental, for example, failed to provide notice of the mid-2022 breach to us for about one month. Although we maintain information technology measures designed to protect us against intellectual property theft, data breaches, and other cyber incidents, such measures will require continual updates and improvements, and we cannot guarantee that such measures will be adequate to detect, prevent, or mitigate cyber incidents. The implementation, maintenance, segregation, and improvement of these systems require significant management time, support, and cost. Moreover, there are inherent risks associated with developing, improving, expanding, and updating current systems, including the disruption of our data management, procurement, production execution, finance, supply chain, and sales and service processes. These risks may affect our ability to manage our data and inventory; procure parts or supplies; produce, sell, deliver, or service our solutions; adequately protect our intellectual property; or achieve and maintain compliance with, or realize available benefits under, applicable laws, regulations, and contracts. We cannot be sure that the systems upon which we rely, including those of our third-party vendors or suppliers, will be effectively implemented, maintained, or expanded as planned. If we do not successfully implement, maintain, or expand these systems as planned, our operations may be disrupted, our ability to accurately and timely report our financial results could be impaired, and deficiencies may arise in our internal control over financial reporting, which may impact our ability to certify our financial results. Moreover, our proprietary information or intellectual property could be compromised or misappropriated, and our reputation may be adversely affected. If these systems do not operate as we expect them to, we may be required to expend significant resources to make corrections or find alternative sources for performing these functions. We have implemented processes, procedures, and internal controls to help mitigate cybersecurity risks and cyber intrusions, but these measures, as well as our increased awareness of the nature and extent of a risk of a cyber-incident, do not guarantee that a cyber-incident will not occur and/or that our financial results, operations, or confidential information will not be negatively impacted by such an incident. Further, we generally permit remote working for many of our employees which heightens our vulnerability to a cybersecurity risk or incident.

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

We regularly maintain cash balances at third-party financial institutions, including Silicon Valley Bank, or SVB, in excess of the Federal Deposit Insurance Corporation insurance limit. When SVB was seized by regulators in March 2023, we maintained our operating account at SVB. Shortly after the seizure by regulators, all of our funds were returned to us. Had the funds not been returned to us, it would have had a significant impact on our liquidity. We continue to maintain an operating account at SVB but have established operating accounts at other financial institutions as well to mitigate the risk of any one bank failure. However, the failure of any depository institution to return any of our deposits, or if a depository institution is subject to other adverse conditions in the financial or credit markets, could impact access to our cash or cash equivalents and could adversely impact our operating liquidity and financial performance.

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

Actions that we have taken or may take in the future, related to the implementation of our strategic initiatives, may be costly and not successful.

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

In 2025, we were notified by a former vendor that it intended to pursue a claim against our subsidiary, AEye Technologies, Inc., arising out of an agreement entered into in May 2020, in which the former vendor alleges that our subsidiary failed to pay approximately $3,300, plus interest from the date the former vendor alleges such payments were due.  Our subsidiary has, and continues to dispute the total amount owed based, in part, on our subsidiary’s claim that the products supplied by the former vendor were largely defective and such former vendor was repeatedly made aware of the existence of such defects.

In 2024, we were purportedly served with a complaint that alleged we were in breach of a lease for office space in Dublin, California, entered into by our subsidiary, AEye Technologies, Inc. in 2019, because of an alleged failure to pay rent.  The landlord claimed that the amount owed could be up to $8.5 million. We disputed, among other things, the total damages claimed by the landlord. On April 28, 2025, the Company and the former landlord entered into a settlement agreement to resolve all outstanding disputes related to the lease. Under the terms of the settlement agreement, the Company paid $1,400 in cash and issued a warrant to purchase up to 350,000 shares of common stock at an exercise price of $2.22 per share.

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

Vehicle regulators globally continue to consider new and enhanced emissions requirements, including electrification, to meet environmental and economic needs as well as pursue new safety standards to address emerging traffic risks. To control new vehicle prices, among other concerns, automotive OEMs may need to dedicate technology and cost additions to new vehicle designs to meet these emissions and safety requirements and postpone the additional costs associated with new autonomous and ADAS features. We continue to see signs of what we reasonably believe to be delays in the implementation of ADAS features by OEMs that may utilize lidar technology, hence delaying sales of our products.

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

Our products and solutions are subject to import and export laws and regulations, including the U.S. Export Administration Regulations, other regulations issued by U.S. Customs and Border Protection, and various economic and trade sanctions administered by the U.S. Treasury Department’s Office of Foreign Assets Control. U.S. export control laws and regulations and economic sanctions prohibit the shipment of certain products and services to U.S. embargoed or sanctioned countries and specified persons and entities. In addition, complying with export control and sanctions regulations for a particular sale may be time-consuming and result in the delay or loss of sales opportunities. Exports of our products and technology must be made in compliance with these laws and regulations. If we fail to comply with these laws and regulations, we and certain of our employees could be subject to substantial civil or criminal penalties, including the possible loss of export or import privileges, and fines, which may be imposed on us and the employees or officers responsible to prohibit such shipments and, in extreme cases, the incarceration of the employees or officers responsible.

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

Our lidar utilizes lasers for performing 3D sensing. While we have developed system components designed to help minimize our lidar lasers from causing property damage (including to cameras), in the event an unforeseen issue arises that results in property damage, our reputation or brand may be damaged, and we could face material legal claims for breach of contract, product liability, tort, or breach of warranty as a result. Defending a lawsuit, regardless of merit, could be costly, divert management’s attention, and adversely affect the market’s perception of us and our products. In addition, our business liability insurance coverage could prove inadequate with respect to any claim and future coverage may be unavailable on acceptable terms, or at all.

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

We are assessing the continually evolving privacy and data security regimes and measures we believe are appropriate. Since these privacy and data security regimes are evolving and complex, especially for a global business like ours, we may need to update or enhance our compliance measures as our products, markets, and customer demands further develop, and these updates or enhancements may require implementation costs, which may be material. In addition, we may not be able to monitor and react to all developments in a timely manner. The compliance measures we adopt may prove ineffective. Any failure, or perceived failure, by us to comply with current and future regulatory or customer-driven privacy, data protection, and information security requirements, or to prevent or mitigate security breaches, cyber-attacks, or improper access to, use of, or disclosure of data, or any security issues or cyber-attacks affecting us, could result in significant liability, costs (including the costs of mitigation and recovery), and a material loss of revenue resulting from the adverse impact on our reputation and brand, loss of proprietary information and data, disruption to our business and relationships, and diminished ability to retain or attract customers and business partners. Such events may result in governmental enforcement actions and prosecutions, private litigation, fines and penalties or adverse publicity, and could cause our customers and business partners to lose trust in us, which could have an adverse effect on our reputation and business.

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

The success of our products and our business depend in large part on our ability to obtain patents and other intellectual property rights and maintain adequate legal protection for our products in the United States and other foreign jurisdictions. We rely on a combination of patent, trademark, copyright, and trade secret laws, as well as confidentiality agreements and other contractual restrictions, to establish and protect our proprietary rights, all of which can only provide limited protection.

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

Any such litigation, whether initiated by us or a third party, could result in substantial costs and divert management, either of which could adversely affect our business, operating results, and financial condition. Even if we obtain favorable outcomes in any litigation, we may not be able to enforce the remedies, especially in the context of unauthorized parties copying or reverse engineering our solutions.

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

Our defense of intellectual property rights claims brought against us or our customers, suppliers, or channel partners, with or without merit, could be time-consuming, expensive to litigate or settle, divert management resources and attention, and force us to acquire intellectual property rights and licenses, which may involve substantial royalty or other payments and may not be available on acceptable terms, or at all. Further, a party making such a claim, if successful, could secure a judgment that requires us to pay substantial damages or obtain an injunction prohibiting us from continuing to sell certain products. An adverse determination could potentially invalidate our intellectual property rights, which could adversely affect our ability to offer our products to our customers and may require that we procure or develop substitute products that do not infringe, which could require significant effort and expense. Any of these events could adversely affect our business, operating results, financial condition, and prospects.

Any patent applications we file may not ultimately issue or be registered, as we anticipated, or at all, which may have a material adverse effect on our ability to prevent others from commercially exploiting products similar to ours.

We cannot be certain that we are the first inventor of the subject matter to which we have filed a particular patent application, or if we are the first party to file such a patent application. If another party has filed a patent application regarding the same subject matter as we have, we may not be entitled to the protection sought by the patent application. Nor can we be certain that the claims included in a patent application will ultimately be allowed in the applicable issued patent. Further, the scope of protection of issued patent claims is often difficult to determine. As a result, we cannot be certain that the patent applications that we file will ultimately issue or that our issued patents will afford protection against competitors with similar technology. In addition, our competitors may design around our issued patents, which may adversely affect our business, prospects, financial condition, and operating results.

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

We employ third-party licensed software for use in our business, and the inability to maintain these licenses, errors in the software, or the terms of open source licenses, could result in increased costs or reduced service levels, which would adversely affect our business.

Our business relies on certain third-party software obtained under licenses from other companies. We anticipate that we will continue to rely on such third-party software in the future. Although we believe that there are commercially reasonable alternatives to the third-party software we currently license, these alternatives may not always be available, or it may be difficult or costly to switch to an alternative. In addition, integration of new third-party software may require significant work and require substantial investment of our time and resources. Our use of additional or alternative third-party software would require us to enter into license agreements with third parties, which may not be available on commercially reasonable terms, or at all. Many of the risks associated with the use of third-party software cannot be eliminated, and these risks could negatively affect our business.

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

Retail and other individual investors, which we believe make up a significant segment of our overall stockholder base, may have played a significant role in the market dynamics that have resulted in substantial volatility in the trading volume and market price of our stock, similar to what has been experienced by, for example, the common stock of GameStop Corp., AMC Entertainment Holdings, Inc., and certain other so-called “meme” stocks. At such times, the rapid and substantial increases or decreases in the trading volume or market price of our stock may be unrelated to our operating performance, macroeconomic trends, or industry fundamentals, and substantial increases in the trading volume or value of our stock at such times may obscure the significant risks and uncertainties that we face. This volatility has been attributed, in part, to strong and atypical retail investor interest, which may be expressed on financial trading and other social media sites and online forums.

We have in the past, and may in the future, experience significant interest in our common stock from such investors, and as a result the trading volume and market price of our common stock has been and may continue to be volatile. There is no guarantee that we will continue to benefit from such retail and individual investor interest, even if our business or financial performance is strong. If investor sentiment changes, this could have a material adverse impact on the market price of our common stock and your investment.

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

Stockholder activism, which can take many forms or arise in a variety of situations, including making public demands that we consider certain strategic alternatives, engaging in public campaigns to attempt to influence our corporate governance and/or our management, and commencing proxy contests to attempt to elect the activists’ representatives or others to our Board, has been increasing recently. In conjunction with our 2025 annual meeting of stockholders, a group of dissident stockholders engaged in a proxy contest with us.  Although we were ultimately successful, the proxy contest significantly increased the costs associated with our annual meeting and caused significant management distraction. We may be subject to proxy contests in the future. Volatility in the price of our common stock or other reasons has caused, and may in the future cause, us to become the target of securities litigation or stockholder activism. Activist stockholders who disagree with the composition of our Board, our strategy, or the way we are managed may seek to effect change through various strategies and channels, such as through commencing a proxy contest, making public statements critical of our performance or business, or engaging in other similar activities. Responding to any actions by activist stockholders, including proxy contests, can be costly and time-consuming, divert the attention of management, our Board, and our employees, and may be disruptive to our operations. We may be required to incur significant fees and other expenses related to activist stockholder matters, including for third-party advisors.

Our stock price has been and could be subject to significant fluctuation or otherwise be adversely affected by the events, risks, and uncertainties of any stockholder activism. Additionally, perceived uncertainties as to our future direction as a result of stockholder activism, including potential changes to the composition of our Board, may lead to the perception of a change in the strategic direction of our business; the loss of key employees, including our executive officers; a perception of instability or lack of continuity, particularly if the stockholder activism campaign results in the appointment of one or more activist stockholders to our Board, which may cause concern to our existing or potential collaboration partners (including Tier 1 automotive suppliers), employees, and other stockholders; may be exploited by our competitors; may result in the loss of potential business opportunities or limit our ability to develop and commercialize our products; and may make it more difficult to attract and retain qualified personnel and business partners. In addition, activist directors may make overly burdensome demands of our management and materially and unnecessarily increase management’s workload. Furthermore, if customers choose to delay, defer, or reduce transactions with us or do business with our competitors instead of us, then our business, financial condition, and operating results would be adversely affected. In addition, our share price could experience periods of increased volatility as a result of stockholder activism.

If securities or industry analysts cease publishing research or reports about us, our business, our competitors, or our market, or if they change their recommendations regarding our common stock adversely, then the price and trading volume of our common stock could decline.

The trading market for our common stock may be influenced by the research and reports that industry or securities analysts may publish about us, our business, our competitors, or our market. If any of the analysts who cover us change their recommendation regarding our stock adversely, or provide more favorable relative recommendations about our competitors, the price of our common stock would likely decline. In the past, analysts that previously covered us discontinued their coverage. If the analysts that currently cover us stop doing so or fail to regularly publish reports on us, we could lose visibility in the financial markets, which could cause our stock price or trading volume to decline.

We will incur increased costs as a result of operating as a public company, and our management will devote substantial time to compliance initiatives.

We incur significant legal, accounting, and other expenses that we did not incur as a private company, and these expenses will likely increase after we are no longer an emerging growth company, in 2026, as defined in Section 2(a) of the Securities Act. As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, and the Dodd-Frank Act, as well as rules adopted, and to be adopted, by the SEC and Nasdaq. Our management and other personnel will need to devote a substantial amount of time to these compliance initiatives. Moreover, we expect these rules and regulations to substantially increase our legal and financial compliance costs and to make some activities more time-consuming and costly. These increased costs will increase our net loss. We cannot predict or estimate the amount or timing of additional costs we may incur to respond to these requirements. The impact of these requirements could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees, or as executive officers.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(a) None

(b) None

(c) Rule 10b5-1 Trading Plans. For the three months ended September 30, 2025, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement" as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

Exhibit Number	Description	Form	File Number	Exhibit/Appendix Reference	Filing Date	Filed Herewith
3.1	Second Amended and Restated Certificate of Incorporation of AEye, Inc.	8-K	001-39699	3.1	08/23/2021
3.2	Certificate of Amendment of the Second Amended and Restated Certificate of Incorporation of AEye, Inc.	10-Q	001-39699	3.2	05/11/2023
3.3	Second certificate of Amendment of the Second Amended and Restated Certificate of Incorporation of AEye, Inc.	8-K	001-39699	3.1	12/29/2023
3.4	Amended and Restated Bylaws of AEye, Inc.	8-K	001-39699	3.1	03/07/2025
31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15(d)-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15(d)-14(a) under the Securities Exchange Act of 1934, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	Inline XBRL Instance Document					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					X

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

Dated:  November 6, 2025

AEye, Inc.

By: /s/ Matthew Fisch

Matthew Fisch

Chief Executive Officer and Chairman of the Board

(Principal Executive Officer)

By: /s/ Conor Tierney

Conor Tierney

Chief Financial Officer and Treasurer

(Principal Financial Officer)