Form 10-K
period 2025-12-31
AEye, Inc.
filed 2026-03-18
CIK 1818644

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission file number 001-39699

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

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

As of June 30, 2025 (the last business day of the registrant's most recently completed second fiscal quarter), the registrant had 18,982,939 shares of voting common stock that were held by non-affiliates. The approximate aggregate market value of shares held by non-affiliates was $20 million.

As of March 13, 2026, the registrant had 45,345,919 shares of common stock, $0.0001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement relating to the 2026 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such Proxy Statement, or an amendment to this Annual Report on Form 10-K, will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended December 31, 2025.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

The information in this Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Such statements are based upon current expectations that involve risks and uncertainties. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. For example, words such as “may,” “will,” “should,” “estimates,” “predicts,” “potential,” “continue,” “strategy,” “believes,” “anticipates,” “plans,” “expects,” “intends” and similar expressions are intended to identify forward-looking statements. You should not rely on forward-looking statements as predictions of future events. Our actual results and the timing of certain events may differ significantly from the results discussed in the forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed elsewhere in this report, particularly in Part I, Item 1A titled “Risk Factors,” and the risks discussed in our other Securities and Exchange Commission, or SEC, filings. We undertake no obligation to update the forward-looking statements after the date of this report, except as required by law. We obtained the market data used in this report from internal company reports and industry publications. Industry publications generally state that the information contained in those publications has been obtained from sources believed to be reliable, but their accuracy and completeness are not guaranteed, and their reliability cannot be assured. Although we believe market data used in this Annual Report on Form 10-K is reliable, it has not been independently verified.

All dollar amounts set forth in this Annual Report on Form 10-K are in thousands of dollars, except for per share amounts and unless otherwise specified.

PART I

Item 1. Business

General

We are a provider of physical AI sensing solutions built on high-performance, active lidar systems for vehicle autonomy, advanced driver-assistance systems (ADAS), robotic vision and a range of Non-Automotive applications. Our physical AI approach combines software‑defined sensing with adaptive perception capabilities that enable machines to interpret and respond to complex physical environments in real time. Our proprietary Intelligent Sensing Platform incorporates a solid‑state, software‑definable active lidar sensor; an adaptive SmartScan architecture that dynamically adjusts scan patterns for different scenes and targets; and a signal‑processing pipeline designed to deliver precise measurements and imaging for safety‑critical use cases. This platform is designed to support a broad set of markets beyond passenger vehicles, including rail, aerospace and defense, smart infrastructure, and security, where long‑range performance, environmental robustness, and software‑based configurability are key requirements.

We were founded in 2013 by Luis Dussan, a member of our Board of Directors and our first Chief Executive Officer, with the goal of creating a deterministic AI-driven sensing system that performs better than the human eye and visual cortex. Mr. Dussan's experience developing mission-critical targeting systems for fighter jets and ground troops on behalf of the U.S. military provided us with the background to develop a differentiated approach to visual sensing. While traditional sensing systems passively collect data, our active Intelligent Sensing Platform leverages principles from automated targeting systems and biomimicry to scan the environment, while intelligently focusing on what matters in order to enable safer, smarter, and faster decisions in complex scenarios. From our inception, our culture drew from esteemed scientists and electro-optics engineers from the National Aeronautics and Space Administration, or NASA, Lockheed Martin Corporation, Northrop Grumman Corporation, the U.S. Air Force, and the Defense Advanced Research Projects Agency, or DARPA, to create the highest performing sensing and perception system for the most challenging situations, ensuring the highest levels of safety for autonomous driving.

As a result, our adaptive lidar is designed to enable higher levels of autonomy and functionality — SAE Levels 2 through 5 — with the goal of optimizing performance, power, and reducing cost. Our Intelligent Sensing Platform is software-definable and network-optimized, and leverages deterministic artificial intelligence at the edge. We have made substantial investments in our R&D processes and deliver value to our customers through our manufacturing partners. We perform the majority of our R&D activities in our 18,605 square foot corporate headquarters located in Pleasanton, California. Our modular design facilitates product hardware updates as technologies evolve, and its small size and modest heat generation enable very flexible placement options on the interior or exterior of a vehicle. The platform is also software‑adaptable, enabling adjustments to scan pattern, frame rate, and other performance characteristics without hardware changes. This software‑defined approach allows us to tailor a common architecture into application‑specific products across multiple markets.

Our systems‑based approach supports partnerships not only within the established automotive supply chain, such as OEMs and Tier 1 and Tier 2 suppliers, but also with solution providers in non‑automotive markets. In automotive, we expect Tier 1 partners to add value through industrialization, manufacturing, integration, sales, marketing, product liability management, and warranty support. Tier 2 partners contribute automotive‑grade sub‑components that can also be leveraged in products sold into adjacent markets where similar reliability, environmental robustness, and performance standards are required.

Beyond automotive, our OPTISTM solution enables us to collaborate directly with system integrators, software partners, and domain‑specific solution providers across intelligent transportation systems, rail, aviation, ports, industrial automation, defense, and emerging infrastructure applications. OPTISTM allows us to combine our software‑defined sensing capabilities with third‑party perception, analytics, and workflow software to deliver application‑specific functionality without requiring new hardware variants. This approach broadens the utility of our technology and allows partners to build turnkey solutions tailored to their end markets.

We believe this combined model, leveraging automotive‑grade components, software‑defined configurability, and partnerships with specialized integrators, supports the development of high‑quality, high‑performance products at scalable cost structures. This positions our platform to enable lidar adoption across a range of markets, both within automotive and in non‑automotive domains where sensing requirements continue to expand.

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

As is common in early-stage companies with limited operating histories, we are subject to risks and uncertainties such as our ability to develop and commercialize our products; produce and deliver lidar and software products meeting acceptable performance metrics; attract new and retain existing customers; develop, obtain, or progress strategic partnerships; secure an automotive OEM design win; secure additional capital to support the business plan; and other risks and uncertainties such as those described in Part I, Item 1A of this Form 10-K. Since inception, we have incurred net losses and negative cash flows from operations and expect to continue incurring losses and negative operating cash flows as we continue to focus on achieving commercialization of our lidar solutions and execute on our strategic initiatives.

Market Outlook/Overview

We believe that lidar will be a required sensing solution across many end markets. We broadly define our two key end markets as Automotive and Non-Automotive.

Automotive

According to the World Health Organization, more than one million people die annually in roadway accidents worldwide, road traffic injuries are the leading cause of death for children and young adults aged 5 to 29, and road traffic incidents cost most countries approximately 3% of their gross domestic product each year. In the United States, pedestrian fatalities have increased by more than 80% since 2009, according to the Insurance Institute for Highway Safety. We believe that existing sensing and safety technologies are insufficient to mitigate these trends and that lidar, when integrated into advanced driver‑assistance systems (ADAS) and autonomous driving systems, may play an increasingly important role in improving road safety.

In April 2024, the National Highway Traffic Safety Administration (NHTSA) issued a final rule requiring automatic emergency braking (AEB) and pedestrian AEB on all new passenger vehicles, with phased adoption beginning in model year 2029. In addition, the Federal Motor Carrier Safety Administration (FMCSA) has issued a Notice of Proposed Rulemaking that would require AEB systems on heavy trucks. If enacted, meeting these requirements may necessitate additional sensing hardware and software beyond the capabilities of current camera‑ or radar‑only systems. As a result, passenger and commercial vehicle OEMs may introduce lidar sensors to augment ADAS functions and improve detection performance across a wider range of operating conditions.

Our ApolloTM long‑range lidar was designed to detect, classify, and track small objects at extended distances, which we believe will be necessary for vehicles to achieve higher‑speed autonomous functions and improved situational awareness. In addition to our long‑range, forward‑looking configurations, we also offer an in‑cabin lidar architecture capable of operating behind the windshield, enabling vehicle‑integrated sensing solutions that reduce environmental exposure and improve packaging flexibility. Over time, we may expand our product family to include mid‑range and short‑range systems based on the same software‑defined Intelligent Sensing Platform that underpins ApolloTM.

Because our platform performs critical data processing at the sensor level, it is designed to reduce system‑level compute load, power consumption, and latency for ADAS and autonomous driving applications. We believe our strategy of partnering with Tier 1 suppliers to support industrialization, automotive qualification, and high‑volume manufacturing will help enable high‑quality lidar solutions to be produced at scale and adopted in series‑production programs across global OEMs.

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

Non-Automotive

In 2023, we decided to wind down our legacy non‑automotive product line and reduced our engagement in those end markets. Since the launch of our ApolloTM product in 2024, we have seen renewed and growing interest from non‑automotive customers across a broad range of sectors, and we have entered into multiple customer engagements and development programs. We believe there are numerous use cases for lidar outside automotive, including rail, construction, mining, agriculture, aerospace, defense, security, foreign‑object detection, and intelligent transportation systems.

Apollo’sTM software‑defined architecture allows key performance parameters, such as scan pattern, frame rate, and region‑of‑interest configuration, to be adapted for specific applications without requiring separate hardware variants. This flexibility enables us to address diverse non‑automotive markets using a common hardware platform, reducing the cost and lead time traditionally associated with developing and supporting multiple dedicated products. Through our OPTISTM platform, we also collaborate with system integrators and solution providers to deliver application‑specific functionality, allowing partners to combine our sensing capabilities with their own perception, analytics, or workflow software to broaden the value of the overall solution.

Sales cycles in non‑automotive markets are generally shorter than in automotive, and we expect these markets to represent a more meaningful component of our near‑term revenue. Our typical engagement model begins with a proof‑of‑concept or an evaluation program, which may evolve into higher‑volume commercial opportunities as customer requirements mature and validation milestones are met. Certain customers in non‑automotive sectors have also shown willingness to fund development initiatives aimed at enabling new features or performance enhancements.

We believe Apollo’sTM versatility, combined with our software‑adaptable architecture and partnerships with specialized solution providers, positions us to participate in a wide range of non‑automotive applications without the need for costly new hardware platforms. Such use cases in the Non-Automotive market may include:

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

Commercial

Overview

We generally begin our customer engagements through direct sales, both in Automotive and Non‑Automotive markets. In the early phases of adoption, such as prototype builds, pilot programs, and proof‑of‑concept deployments, OEMs and commercial customers typically work directly with us or through system integrators and solution providers. In these situations, we may supply sensors or software directly to the customer or to the integration partner supporting the application.

As Automotive programs mature and move toward higher‑volume series production, we expect these relationships to transition to a traditional Tier‑1 supply model. In this phase, Tier‑1 suppliers would industrialize, manufacture, and sell lidar systems incorporating our proprietary hardware and software to OEM customers. Under this structure, we may receive royalty or other payments for each unit sold by the Tier‑1 supplier, which could take the form of a fixed amount per unit, a percentage of the selling price, profit‑sharing, or a combination of these mechanisms

For Non‑Automotive markets, we expect that most engagements will continue to be supported either through direct sales or through system integrators and solution providers, depending on the deployment model. These partners often integrate our technology into complete, mission‑specific systems such as autonomous mining haulers, locomotives, industrial automation equipment, security platforms, and intelligent transportation systems.

Our lidar products employ a single product platform that is based on components sourced from an established Tier 2 automotive supply chain to drive down costs and increase reliability. We utilize those same components to address the Non-Automotive market, which should enable us to leverage expected higher volumes in Automotive to drive down overall costs.

In May, 2024, we announced our partnership with Accelight Technologies, Inc. (“ATI”) and LighTekton Co., Ltd. to support delivery of our lidar solutions in the China market. Since then, we have broadened our network of technology and solution‑provider partnerships to include Flasheye, Blue Band, Black Sesame, and Vueron. These partners integrate our sensing platform into their perception, analytics, and system‑level solutions across a wide range of non‑automotive applications, including industrial automation, security, foreign‑object detection, intelligent transportation systems, and mobility infrastructure. Through these collaborations, we are able to extend the functionality of our products, accelerate deployment cycles, and address diverse customer requirements without developing separate hardware variants. We expect that these types of partnerships will continue to play an important role in our commercialization strategy, particularly in non‑automotive markets where customers often adopt complete solutions delivered through integrators and domain‑specific software partners.

Technology

AEye's Intelligent Sensing Platform includes a solid-state software definable active lidar sensor, an adaptive sensing SmartScan architecture to scan dynamic scenes/targets, and a sophisticated signal processing capability that provides precise measurements and imaging for various safety-critical applications. The Intelligent Sensing platform captures more information with less data, facilitating faster, more accurate, and more reliable perception of the environment.

The Intelligent Sensing Platform leverages a bistatic architecture, allowing for physically separated transmit and receive paths. This improves range, refresh rate, and resolution over conventional coaxial architectures employed by many of our competitors, allowing the transmitter to direct energy independently of the receiver’s focus. The lidar system employs time-of-flight based scanning, delivered with extremely low latency.

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

We have made substantial progress in our collaboration efforts with NVIDIA, and our lidar systems are now integrated into the NVIDIA DRIVE AGX platform. As part of this integration, our sensors interface directly with NVIDIA’s perception stack, enabling evaluation, benchmarking, and application development within the DRIVE AGX environment. This integration supports alignment with NVIDIA’s Hyperion reference architecture and are intended to facilitate future interoperability with autonomous driving and ADAS compute platforms used by global OEMs.

In June 2024, we launched ApolloTM, the first product in our family of next‑generation lidar sensors. Apollo provides long‑range detection of up to one kilometer, high resolution, and a compact, power‑efficient design suitable for installation behind the windshield, on the roofline, or in the grille. Apollo is built on our Intelligent Sensing Platform, a software‑defined architecture that allows operating parameters to be reconfigured through software and enhanced through over‑the‑air updates. These characteristics support use in both the Automotive and Non‑automotive markets.

In January 2026, we introduced STRATOSTM, the next product in this family. STRATOSTM is based on the same underlying architecture as ApolloTM but offers extended detection range of approximately 1.5 kilometers and roughly twice the angular resolution. STRATOSTM is intended for applications that require enhanced long‑distance performance or operate at higher speeds, including certain automotive, infrastructure, defense, and industrial sensing environments. Like ApolloTM, STRATOSTM leverages our software‑defined sensing approach, enabling performance updates without a hardware redesign.

Intelligent Sensing Platform

ApolloTM is our proprietary intelligent sensing lidar platform. This intelligence is enabled by our patented bistatic architecture, which keeps the transmit and receive channels separate, allowing ApolloTM to optimize for both. As each laser pulse is transmitted, the receiver is told where and when to look for its return. Ultimately, this establishes the ApolloTM platform as active — allowing it to focus on what matters most in a vehicle’s surroundings.

The result is intended to mimic how the human visual cortex conceptually focuses on and evaluates the environment around the vehicle, driving conditions, and road hazards, enabling smarter, more accurate decision making — radically improving the probability of detection and the accuracy of classification. The sensor captures more intelligent information with less data, enabling faster, more accurate and more reliable perception.

ApolloTM for Automotive

Built on our Intelligent Sensing Platform, the ApolloTM lidar is specifically designed to address system requirements for advanced driver-assistance systems (ADAS) and autonomous vehicles (AV) applications. It delivers best-in-class long-range and resolution in a small, power-efficient, low-cost form factor. Apollo’sTM design supports integration behind the windshield, on the roof, or in the grille, enabling automotive OEMs to implement safety features with minimal impact on vehicle design. ApolloTM is industrialized, manufactured, tested, and validated by our Tier 1 partners keeping in mind supply chain resiliency goals.

We believe the unique combination of features of ApolloTM include:

•	Active lidar enables user’s choice of deterministic scan patterns catered to specific use cases and applications, such as highway autopilot;

•	Feature-specific ROIs designed to detect objects from various locations;

•	Lidar perception made available through a software partner;

•	Windshield, grille, and other discreet vehicle integration options that are optimized by software configurability;

•	Size, Weight, and Power (“SWaP”) optimized; and

•	Designed with Functional Safety (“FuSa” or ISO26262) requirements in mind - providing necessary determinism for testing and validation for a wide variety of edge cases.

ApolloTM for Non-Automotive

Built on our Intelligent Sensing Platform, ApolloTM is designed to support a broad range of  Non-Automotive applications requiring long-range, high resolution sensing and flexible system integration.

We believe the unique combination of features of ApolloTM for Non-Automotive includes:

•	Software‑defined configurability, enabling application‑specific scan patterns, detection ranges, and ROIs without requiring new hardware variants.

•	Versatility across multiple sectors, including rail, construction, mining, agriculture, aerospace, defense, security/foreign‑object detection, and intelligent transportation systems

•	Shorter sales and deployment cycles relative to Automotive, making Non‑Automotive applications an important component of expected near‑term revenue.

•	Partnership enablement through integrators such as Flasheye, Blue Band, Black Sesame, and Vueron, who incorporate our sensors into broader perception, analytics, and automation solutions.

•	Opportunities for customer‑funded development, particularly in markets requiring new sensing modes, enhanced feature sets, or application‑specific software extensions.

•

Compatibility with our product family roadmap, including STRATOSTM, which extends range and resolution using the same underlying architecture for applications requiring enhanced long‑distance performance.

Flexible sensor location within the car

Our ApolloTM next-generation design allows for unique flexibility with respect to sensor placement. The unit’s performance level, power requirements, and small form factor makes it easier for OEM designers to integrate our sensors into a variety of locations in a vehicle, such as behind the windshield, on the roof, or in the grille. Competing solutions, on the other hand, may need to be integrated into the roof of the car in order to resolve challenges with excess heat or size. As a result, OEMs that install competing products may need to substantially alter the physical appearance of their vehicles to accommodate those products.

Competition

Lidar‑based perception solutions for autonomous applications represent an emerging and competitive market, with companies pursuing a wide range of technical approaches across multiple end markets. We face competition from numerous companies worldwide that are developing lidar systems, some of which use similar wavelengths or scanning methodologies. For example, we and several competitors use 1550 nm lasers, while others utilize 905 nm lasers that offer less photon budget but have been widely deployed in shorter‑range applications. In addition, several companies are developing frequency‑modulated continuous‑wave (FMCW) lidar systems, which use coherent detection methods and differ materially from our time‑of‑flight architecture. FMCW‑based approaches may offer advantages in certain specialized applications, although most current implementations are still in early stages of commercialization and may face different integration, cost, or supply‑chain considerations.

Other competitors also employ MEMS‑based scanning solutions. We believe our MEMS approach remains differentiated due to its small size, high resonant frequency, and robustness. In addition to companies focused solely on lidar, we may also face competition from current or potential partners and customers that are developing lidar systems internally.

We further believe that many lidar developers are focused on shorter‑range, passively scanning sensors that rely on 905 nm lasers, which limit performance in long‑range or in high‑speed environments. By contrast, our architecture is designed to deliver long‑range performance with high resolution, software‑defined configurability, and a compact form factor suitable for diverse integrations. This is enabled in part by our use of 1550 nm lasers, which support a higher photon budget than many 905 nm‑based systems.

We believe that our modular, patented design, our embedded deterministic artificial intelligence, which is inherently enabled by our unique product, and our strong R&D capabilities will enable us to remain a technology leader in the lidar market.

Research and Development ("R&D")

We have made substantial investments into our R&D efforts historically, but now, plan to be more focused on investments that support our strategy and product development goals in the near-term. We believe that this is essential to maintain our position as a provider of one of the most advanced lidar solutions in the market. While our R&D activities occur primarily at our headquarters in Pleasanton, California, we work with technology developers on a worldwide basis. Our engineers located in Pleasanton, California focus on developing sensor hardware, firmware, and software.

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

As of February 24, 2026, we owned 104 U.S. and foreign issued patents and we had 32 pending U.S. and foreign patent applications. In addition, we have two registered trademarks and five pending trademark applications. Our patents and patent applications cover a broad range of system level and component level aspects of our key technology including, among other things, bistatic lidar system architecture, laser, scanner, receiver, and perception technology.

Sales and Marketing

Historically, we have utilized a combination of direct sales and indirect channel relationships. In practice, we generally begin our customer engagements through direct sales in both the Automotive and Non‑Automotive markets, particularly during the early stages of evaluation, prototyping, and pilot deployments. These early phases typically involve hands‑on technical collaboration, system integration support, and application‑specific configuration work, which are most effectively managed through direct engagement with customers and their integrators.

In the Automotive market, as customer programs mature and move toward higher‑volume series production, we expect these relationships to transition to a traditional Tier‑1 supply model. Under this structure, Tier‑1 suppliers would industrialize, manufacture, and sell lidar systems incorporating our hardware and software to OEM customers, and we may receive royalty or other payments for each unit sold. We anticipate that our direct engagement with OEMs will continue during earlier stages of development in order to understand product requirements and support integration, but that commercial pathways for high‑volume programs will ultimately be driven through Tier‑1 partners.

In parallel, we are increasing our investment in direct sales channels in the Non‑Automotive market, where customers often purchase directly from technology suppliers or through specialized system integrators. Sales cycles in these markets tend to be shorter, and solution providers frequently incorporate our technology into complete systems for applications such as rail, aerospace and defense, smart infrastructure, industrial automation, and security. As a result, direct sales—supported by partnerships with integrators and solution providers—represent an important component of our near‑term commercialization strategy.

We expect that continuing to expand our direct sales capabilities will enable us to more effectively capture opportunities across both Automotive and Non‑Automotive markets, while transitioning to the Tier‑1 channel model as Automotive programs scale into high‑volume production.

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

Lidar technology, such as ours, is subject to the Electronic Product Radiation Control Provisions of the Federal Food, Drug, and Cosmetic Act. These requirements are enforced by the U.S. Food and Drug Administration, or FDA. Electronic product radiation includes laser technology. Regulations governing these products are intended to protect the public from hazardous or unnecessary exposure. Manufacturers are required to certify in product labeling and report to the FDA that their products comply with applicable performance standards as well as maintain manufacturing, testing, and distribution records for their products.

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

Human Capital Resources

We believe that our culture is one of our competitive advantages. We have emphasized a collaborative, team-oriented, performance-based culture with a strong focus on both the development of differentiated technology and the success of our customers. Our leadership team comes from sectors including automotive, aerospace and defense, semiconductors, software, and computer hardware. As of December 31, 2025, we had 56 employees. The majority of our employees are in the R&D function. We also engage consultants and contractors to supplement our regular full-time workforce. None of our employees are represented by a labor union, and we consider our employee relations to be good. To date, we have not experienced any work stoppages.

Facilities

Our corporate headquarters is located in Pleasanton, California, where we lease approximately 18,605 square feet pursuant to a lease, as amended in February 2026, that expires on February 28, 2029, with an option to extend the term for a five year period. The Pleasanton facility contains engineering, R&D, operations, customer support, marketing, and administrative functions. We believe our existing facility is in good condition and suitable for the conduct of our business.

Legal Proceedings

In 2025, the Company was notified by a former vendor that it intended to pursue a claim against the Company’s wholly owned subsidiary, AEye Technologies, Inc., arising out of an agreement entered into in May 2020, in which the former vendor alleges that AEye Technologies, Inc. failed to pay approximately $3.3 million plus interest from the date the former vendor alleges such payments were due. In February 2026, the former vendor initiated a binding arbitration proceeding against our subsidiary pursuant to the underlying purchase agreement. AEye Technologies, Inc. has, and continues to dispute the total amount owed based, in part, on the claim that the products supplied by the former vendor were largely defective and such former vendor was repeatedly made aware of the existence of such defects. While it is reasonably possible that a loss may be incurred, we are unable to estimate the possible loss or range of loss that could result from an unfavorable outcome in this legal proceeding.

In or about July of 2024, AEye, Inc.’s wholly owned subsidiary, AEye Technologies, Inc. (“AEye Tech,” formerly known as AEye, Inc.) surrendered possession of the premises as described in that certain Office Lease dated April 26, 2019 (the “Lease”), entered into by and between the predecessor-in-interest to IGEP Park Place, LLC, as landlord (the “Landlord”) and AEye Tech, as tenant. In connection with AEye Tech’s surrender of possession, AEye Tech was purported to be served with a complaint that was filed in the Superior Court of California for the County of Alameda on August 26, 2024 (the “Complaint”) that (1) alleges AEye Tech is in breach of the Lease because of, among other things, AEye Tech’s failure to pay rent as required by the Lease and (2) provides notice to AEye Tech that the Lease had been terminated by the Landlord. The Landlord claimed that the amount owed could be up to $8.5 million. Thereafter, in August 2024, the landlord fully drew down the standby letter of credit of $2.15 million, which was held as security for the payment of rent, due to the alleged default of the lease. On April 28, 2025, the Company and the former landlord entered into a settlement agreement to resolve all outstanding disputes related to the early termination of the lease. Under the terms of the agreement, the Company paid $1.4 million in cash in May 2025 and issued warrants to purchase up to 350,000 shares of common stock at an exercise price of $2.22 per share in August 2025.

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

Summary of Risk Factors

As noted above, our business is subject to numerous risks and uncertainties, including those highlighted in this “Risk Factors” section, that represent challenges that we face in connection with the successful implementation of our strategy and growth of our business. The occurrence of one or more of the events or circumstances described in this “Risk Factors” section, alone or in combination with other events or circumstances may have an adverse effect on our business, financial condition, results of operations, and prospects. Such risks include, but are not limited to:

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

•

Shareholder activism has in the past, and could in the future, cause us to incur significant additional expense, disrupted our business, and result in a proxy contest, all of which could negatively impact our stock price.

Risk Factors Relating to Our Business and Industry

We are an early stage company with a history of losses and we expect to incur significant expenses and continuing losses for at least the next few years.

We have incurred net losses in each year since our inception. In the years ended December 31, 2025 and 2024, we incurred net losses of approximately $34.0 million and $35.5 million, respectively. We expect that we will continue to incur significant losses through at least the next few years as we:

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

As of December 31, 2025, we had an accumulated deficit of approximately $407.1 million. Even if we are able to increase sales or licensing of our products, there can be no assurance that we will be commercially successful. Since we will incur the costs and expenses from these efforts prior to receiving incremental revenues with respect thereto, our losses in future periods may be significant. In the past, design wins, the first step towards commercialization with a particular OEM, have taken longer than originally expected. Similarly, in the Non-Automotive market, a proof-of concept, or POC, which usually occurs prior to the placement of a commercial order, is taking longer than expected, sometimes 12 months or more. Such delays, including delays that may occur in the future, will impact the timing of our revenue. If our products do not achieve sufficient market acceptance, we will not become profitable. If we fail to become profitable, or if we are unable to fund our continuing losses, we may be unable to continue our business operations. There can be no assurance that we will ever achieve or sustain profitability.

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

Additionally, under current SEC regulations, if our public float is less than $75 million at the time we file our Annual Report on Form 10-K, and for so long as our public float remains less than $75 million thereafter, the amount we can raise through primary public offerings of securities in any twelve-month period after such filing using a shelf registration statement on Form S-3 will be limited to an aggregate of one-third of our public float, which is referred to as the “baby shelf” rules. In the recent past, we have been subject to the "baby shelf" rules and we may become subject to such rules again. In the event we again become subject to the "baby shelf" rules, it would limit our ability to raise additional capital.

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

Our quarterly results of operations have fluctuated in the past and may vary significantly in the future. As such, historical comparisons of our operating results may not be meaningful. In particular, because our sales in any given quarter can fluctuate based on the timing and success of our customers’ proof of concept and development projects. Accordingly, the results of any one quarter should not be relied upon as an indication of future performance. We base our current and future expense levels on our internal operating plans and sales forecasts, and our operating costs are to a large extent fixed. As a result, we may not be able to reduce our costs sufficiently to compensate for an unexpected shortfall in revenues, and even a small shortfall in revenues could disproportionately and adversely affect financial results for that quarter. This was particularly true for 2023, as we implemented significant cost-reduction measures making it more difficult for us to further reduce our operating expenses without a material adverse impact on our prospects in future periods. We have and may continue to incur significant or unanticipated expenses related to long-lived asset impairments, inventory write-downs, and one-time termination benefits to restructure our business. For example, in 2023, we impaired $9.9 million of long-lived assets, wrote down $8.6 million of inventory and other current assets, and incurred $3.3 million of one-time termination benefit costs, primarily relating to our decision to wind down our legacy Non-Automotive product line as part of our effort to reduce fixed operating costs, focus operations, simplify supply chains, and streamline manufacturing.

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

Factors that may cause these quarterly fluctuations include, without limitation:

•	the timing and magnitude of orders and shipments of our products in any quarter;

•	decreases in pricing we may adopt to drive market adoption or in response to competitive pressure;

•	our ability to retain our existing customers and strategic partners and attract new customers and strategic partners;
•	our ability to develop, introduce, manufacture, and ship, in a timely manner, products that meet customer requirements, and expectations;

•	disruptions in our sales channels or termination of our relationships with important channel partners;

•	delays in customers’ purchasing cycles or deferments of customers’ purchases in anticipation of new products or updates from us or our competitors;

•	the timing of charges related to impairments of long-lived assets;

•	non-routine write-downs of inventory;

•	one time termination benefits and other restructuring costs;

•	fluctuations in demand for our products;

•	the mix of products sold or licensed by us in any given quarter;

•	the duration or worsening of the military conflicts in Ukraine and the Middle East, and the time it will take for the economic recovery for such impact to occur;

•	changing international trade policies, including the imposition or modification of tariffs, increasing trade tensions, and the implementation of potential trade restrictions;

•	the timing and rate of broader market adoption of ADAS or autonomous systems utilizing our solutions across the Automotive and other market sectors;

•	the timing and scale of the market acceptance of lidar generally;

•	further technological advancements by our competitors and other market participants;

•	the ability of our customers and strategic partners to commercialize systems that incorporate our products;

•	any change in the competitive dynamics of our markets, including consolidation of competitors, regulatory developments, and new market entrants;

•	our ability to effectively manage or outsource management of our inventory;

•	changes in the source, cost, availability of, and regulations pertaining to components and materials we use in our products;

•	impact of foreign currency fluctuations;

•	adverse litigation, judgments, settlements, or other litigation-related costs, or claims that may give rise to such costs;

•	general economic, industry, and market conditions, including trade disputes.

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

As previously disclosed, on March 11, 2025, we received notice from Nasdaq that we were no longer in compliance with the $1.00 per share minimum bid price requirement for continued listing on Nasdaq. On July 30, 2025, however, Nasdaq notified us that we had regained compliance with the requirement and that the matter was now closed. There can be no assurance that we will be able to maintain compliance with Nasdaq’s continued listing requirements in the future. In addition, the trading volume of our common stock may fluctuate significantly, which can have a significant impact on the price of our common stock. If the market price of our common stock declines significantly, you may be unable to resell your shares at an attractive price, or at all. We cannot assure you that the market price of our common stock will not fluctuate widely or decline significantly in the future.

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

The integration of our lidar technology into the NVIDIA DRIVE AGX platform does not guarantee that automotive OEMs will select our lidar technology for their ADAS or autonomous driving solutions, even if such automotive OEMs select the NVIDIA DRIVE AGX platform instead of the platform of one of NVIDIA’s competitors or the automotive OEM decides to use an alternative solution, including solutions developed by the automotive OEM.  Moreover, if we are unable to achieve integration on current or future versions of NVIDIA DRIVE AGX platform, that would severely impact our ability to support automotive OEMs adopting the NVIDIA DRIVE AGX platform. The NVIDIA DRIVE AGX platform supports a number of lidar sensors that are competitive to our solution and NVIDIA is expected to remain neutral with respect to the automotive OEM’s decision as to choice of lidar sensor for that automotive OEM’s solution.  It is difficult to predict how many automotive OEMs will ultimately adopt the NVIDIA DRIVE AGX platform.

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

A significant portion of the components currently used in our products are manufactured abroad, which subjects us to various international risks and costs, including foreign trade issues, tariffs, trade wars, currency exchange rate fluctuations, shipment delays, supply chain disruptions, and political instability, any of which could adversely affect our business and financial condition.

Most of the components found in our products are currently manufactured abroad. Relying on foreign-produced components subjects us to risks relating to changes in import duties, quotas, the potential for introduction of U.S. taxes on imported goods, the potential loss of “most favored nation” status with the U.S., and freight cost increases, as well as economic and political uncertainties, that could result in a trade war causing ever-increasing tariffs, although we have not seen a significant impact yet. We may also experience shipment delays caused by shipping port constraints, labor strikes, work stoppages, acts of war, including the current conflicts in Ukraine and in the Middle East, and terrorism, or other supply chain disruptions, including those caused by extreme weather, natural disasters, and pandemics or other public health concerns.

If any of these or other factors, including trade tensions between the U.S. and other nations, including China and Russia, as a result of the war in Ukraine, Iran, or otherwise, were to cause a disruption of trade from other countries, and in particular, Taiwan, our ability to source products, components, or raw materials could be adversely affected. We may need to seek alternative suppliers or vendors, which may not be available, or make changes to our operations, any of which could have a material adverse effect on our business, results of operations, or financial condition. Also, the prices charged by foreign manufacturers for production or the acquisition of raw materials or components, may be affected by the fluctuation of their local currency against the U.S. dollar, which could cause the cost of our products to increase and negatively impact our business. In addition, if the supply of components for our products becomes more limited than we anticipated, competition to acquire the limited supply of components will drive prices higher than planned, negatively impacting our cash flows and gross margins.

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

Our future growth depends on penetrating new markets, adapting existing products to new applications and customer requirements, achieving volume-based component price reductions, and introducing new products that achieve market acceptance. We expect to continue to incur R&D costs as part of our efforts to design, develop, manufacture, and commercialize new products and enhance existing products. Our R&D expenses were approximately $13.9 million and $16.4 million during the years ended December 31, 2025 and 2024, respectively, and may increase in the future. Because we account for R&D as an operating expense, these expenditures will adversely affect our results of operations in the future. Further, our R&D program may not produce successful results, and our new products may not achieve market acceptance, create additional revenue, or become profitable.

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

In January 2026 we introduced STRATOS™, which was specifically designed to address markets requiring the ability to detect objects at distances of up to 1.5 kilometers, such as in aviation, defense, and rail.  For STRATOS™ to be successful, it will require market adoption in industries that can benefit from ultra-long-range detection.  As with OPTIS™, because STRATOS™ is a new product that has not been previously offered, market acceptance is unknown.  Moreover, as STRATOS™ is manufactured and deployed, we may encounter reliability, compatibility, design, or manufacturing issues.  There can be no assurances that any such issues will be discovered prior to sale, or that is such issues arise after a sale, that the issue can be resolved to the satisfaction of the customer or that the resolution will not cause us to incur significant additional development or warranty expenses or cause us to lose significant sales opportunities.

Our strategic partnerships may not result in OEM program wins or commercial success, and the success of our OPTIS™ strategy depends on attracting developers and partners to expand our ecosystem.

We rely on strategic partnerships, such as our collaboration with NVIDIA, to enhance the capabilities and market reach of our lidar solutions and to facilitate integration with broader intelligent infrastructure platforms. While these partnerships may help position our technology for adoption by OEM and other end customers, there can be no assurance that our collaborations will result in design wins, commercial agreements, or large-scale adoption by OEMs or other customers. The integration of our lidar technology into platforms such as NVIDIA DRIVE AGX is an important milestone, but it does not guarantee that automotive OEMs or Tier 1 suppliers will select our solutions for their production programs, or that such programs will be successful or generate significant revenue for us. Delays, changes in OEM strategies, or the selection of competing technologies could materially and adversely affect our business, results of operations and financial condition.

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

Our lidar-based sensing system can be applied to different use cases across end markets. Despite the fact that the automotive industry has expended considerable effort to research and test lidar products for ADAS and autonomous driving applications, the automotive industry may not introduce lidar products in commercially available vehicles on a time frame that matches our expectations, or at all. We have experienced a number of instances where potential automotive OEMs have delayed their programs for the inclusion of lidar in their end products. We continually study emerging and competing sensing technologies and methodologies and we may incorporate new sensing technologies to our product portfolio over time. However, lidar products for use in the Automotive market remain relatively new and it is possible that other sensing modalities, or a new disruptive modality based on new or existing technologies, including a combination of technologies, will achieve acceptance or leadership in the ADAS and autonomous driving space. Even if lidar products are used in initial generations of autonomous driving technology and ADAS products, we cannot guarantee that lidar products will be designed into or included in subsequent generations of such commercialized technology. The speed of market adoption and growth for ADAS or autonomous vehicles is difficult, if not impossible, to predict, and it is more difficult to predict this market’s future growth in light of the economic consequences of unresolved global conflicts and increasing trade tensions, as well as other macroeconomic factors. Although we currently believe we have a differentiated market leading technology for the autonomous vehicle market, by the time mass market adoption of autonomous vehicle technology is achieved, we expect competition among providers of sensing technology based on lidar and other modalities to increase substantially. If, by the time autonomous vehicle technology achieves mass market adoption, commercialization of lidar products is not successful, or not as successful as we or the market currently expects, or if other sensing modalities gain acceptance by developers of ADAS products, automotive OEMs, regulators, safety organizations, or other market participants, our business, results of operations, and financial condition will be materially and adversely affected.

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

Addressing these requirements can be time-consuming and costly. The market for lidar technology is relatively new, rapidly developing, and unproven in many markets and industries. Many of our prospective customers are still in the testing and development phases and we cannot be certain that they will commercialize products or systems with our lidar products, or at all. We cannot be certain that lidar will be sold into these markets, or that lidar will be sold into any markets at scale. Adoption of lidar products, including our products, will depend on numerous factors, including whether the technological capabilities of lidar and lidar-based products meet users’ current or anticipated needs, whether the benefits associated with designing lidar into larger sensing systems outweighs the costs, complexity, and time needed to deploy such technology or replace or modify existing systems that may have used other modalities, such as cameras and radar, whether users in other applications can move beyond the testing and development phases and proceed to commercializing systems supported by lidar technology and whether lidar developers such as us can keep pace with the expected rapid technological change in certain developing markets, and the global response to unresolved global conflicts and increasing trade tensions, as well as other macroeconomic factors, and the length of any associated economic recovery. If lidar technology does not achieve commercial success, or if adoption of lidar is deferred or the market otherwise develops at a pace slower than we expect, our business, results of operations, and financial condition will be materially and adversely affected.

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

In the fourth quarter of 2023, we made the decision to wind down our legacy Non-Automotive product. Our new product, OPTISTM, is intended to address the Non-Automotive market. Our manufacturing strategy for the Non-Automotive market had been focused on outsourcing volume manufacturing to contract manufacturers , or our Tier 1 manufacturing partners, while maintaining the design, engineering, prototyping, testing, and pilot manufacturing in-house at our facility in Pleasanton, California.

Reliance on third-party manufacturers reduces our control over the manufacturing process, including reduced control over quality, product costs, product supply, and timing. We may experience delays in shipments or issues concerning product quality from our third-party manufacturers. If any of our third-party manufacturers experience interruptions, delays, or disruptions in supplying our products, including by (i) natural disasters, (ii) the effects of any epidemics or outbreaks of other contagions, such as “bird flu,” (iii) increased military conflict, especially in Ukraine and the Middle East, (iv) increasing trade tensions around the globe, or (v) work stoppages or capacity constraints, our ability to ship products would be delayed. In addition, unfavorable economic conditions could result in financial distress among third-party manufacturers upon which we rely, thereby increasing the risk of disruption of supplies necessary to fulfill our production requirements and meet customer demands. Additionally, if any of our third-party manufacturers experience quality control problems in their manufacturing operations and our products do not meet customer or regulatory requirements, we could be required to cover the cost of repair or replacement of any defective products. These delays or product quality issues could have an immediate and material adverse effect on our ability to fulfill orders and could have a negative effect on our operating results. In addition, such delays or issues with product quality could adversely affect our reputation and our relationship with our channel partners. If our third-party manufacturers experience financial, operational, manufacturing capacity, or other difficulties, or experience shortages in required components, or if they are otherwise unable or unwilling to continue to manufacture our products in required volumes or at all, our supply may be disrupted, we may be required to seek alternate manufacturers, and we may be required to redesign our products. It would be time-consuming, and could be costly and impracticable, to begin to use new manufacturers or designs, and such changes could cause significant interruptions in supply and could have an adverse effect on our ability to meet our scheduled product deliveries, and may subsequently lead to the loss of sales. While we take measures to protect our trade secrets, the use of third-party manufacturers may also risk disclosure of our innovative and proprietary manufacturing methodologies, which could adversely affect our business.

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

Sales to international customers accounted for 50% and 24% of our revenue during the years ended December 31, 2025 and 2024, respectively.

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

To ensure adequate inventory, we must forecast inventory needs and expenses, place orders sufficiently in advance with our suppliers and manufacturing partners, and manufacture products based on our estimates of future demand for particular products. Fluctuations in the adoption of lidar products may affect our ability to forecast our future operating results, including revenue, gross margins, cash flows, and profitability. Our ability to accurately forecast demand for our products could be affected by many factors, including the accuracy of the forecasts that we receive from our customers, the rapidly changing nature of the autonomous driving and ADAS markets in which we operate, the uncertainty surrounding the market acceptance and commercialization of lidar technology, the emergence of new markets, an increase or decrease in customer demand for our products or for products and services of our competitors, product introductions by competitors, epidemics or outbreaks of other contagions, such as “bird flu,” should they materialize, any work stoppages or interruptions, unanticipated changes in general market conditions, and the general weakening of economic conditions or consumer confidence, which may be exacerbated by the on-going military actions in Ukraine and the Middle East, or escalating trade tensions around the globe. If our lidar products are commercialized in autonomous driving and ADAS applications, both of which are experiencing rapid growth in demand, we may face challenges acquiring adequate supplies to manufacture our products and/or we and our manufacturing partners may not be able to manufacture our products at a rate necessary to satisfy the levels of demand, which would negatively affect our revenue. This risk may be enhanced by the fact that we may not carry or be able to obtain for our manufacturing partners a significant level of inventory to satisfy short-term increases in demand. If we fail to accurately forecast customer demand, we may experience excess inventory levels or a shortage of products available-for-sale.

Inventory levels in excess of customer demand may result in inventory write-downs or write-offs and the sale of excess inventory at discounted prices, which would adversely affect our financial results, including our gross margin, and have a negative effect on our brand. In the past, including in the fourth quarter of 2023, we took inventory write-downs for obsolete and excess components associated with our decision to wind-down our legacy Non-Automotive product line. Conversely, if we underestimate customer demand for our products, we, or our manufacturing partners, may not be able to deliver products to meet our requirements, and this could result in damage to our brand and customer relationships, and adversely affect our revenue and operating results.

The average selling prices of our products or our fees or royalties from technology licenses could decrease rapidly over the life of the product or license term, which may negatively affect our revenue and gross margin.

We may experience declines in the average selling prices of our products generally as our customers seek to commercialize lidar-based systems at prices low enough to achieve market acceptance or due to competitive pressures. In order to sell products that have a falling average unit selling price and maintain margins at the same time, we will need to continually reduce product and manufacturing costs. To manage manufacturing costs, we and our Tier 1 partners must continually engineer the most cost-effective design for our products. In addition, we continuously drive initiatives to reduce assembly cost, improve efficiency, reduce the cost of materials, use fewer materials, and further lower overall product costs by carefully managing component prices, inventory, and shipping costs. We also need to continually introduce new and competitive products in order to maintain our overall gross margin. We may also experience declines in fees or royalties from licensing our technology as customers reduce the prices of their products incorporating our licensed technology in order to achieve market acceptance or due to competitive pressures. If we are unable to manage the cost structure of our products, successfully introduce new products with higher gross margins, and develop new technology that we can license at attractive royalty rates, our revenue and overall gross margin would likely decline.

Adverse conditions in the automotive industry or downturns in domestic or global economic conditions, or other macroeconomic factors more generally, could have adverse effects on our results of operations.

While we make our strategic planning decisions based on the assumption that the markets we are targeting will grow, our business is dependent, in large part on, and directly affected by, business cycles and other factors affecting the global automotive industry and the global economy generally. Automotive production and sales are highly cyclical and depend on general economic conditions and other factors, including consumer spending and preferences, changes in interest rates (which significantly increased beginning in 2022 and have fallen starting in 2025) and credit availability, changes in inflation rates (which the U.S. has recently experienced and may continue to do so), consumer confidence (which may be starting to wane), fuel costs, fuel availability, environmental impact, tariffs (especially those targeting automobiles or components used by the automotive industry in particular, such as steel and aluminum), governmental incentives and regulatory requirements, and political volatility, especially in energy-producing countries and growth markets. Increases in interest rates, especially if coupled with reduced government spending and volatility in financial markets, may have the effect of further increasing economic uncertainty and heightening these risks, which may impact our ability to raise additional capital in the future. In addition, the ongoing hostilities between Russia and Ukraine, the war in the Middle East, and global reactions thereto have caused significant fluctuations in U.S. domestic and global energy prices. Oil supply disruptions related to the Russia-Ukraine conflict, and sanctions and other measures taken by the U.S. and its allies, could lead to higher costs for gas, food, and goods in the U.S. and exacerbate the inflationary pressures on the economy, with potentially adverse impacts on our customers and on our business, results of operations, and financial condition. Moreover, certain raw materials needed to produce components that are incorporated into our products, and the products of our customers, are primarily derived in the region in which the Russia-Ukraine conflict is occurring. The longer the Russia-Ukraine conflict continues and the more damage to Ukrainian infrastructure that occurs, the greater the impact could be on the supply of such raw materials, and the failure to have access to such raw materials could have an adverse effect on our business and results of operations. In addition, the Cybersecurity and Infrastructure Security Agency, or CISA, has in the past warned organizations in the U.S. to be on guard against possible cyber-attacks coming from Russia and Iran which has the potential to disrupt business operations, limit access to essential services, and threaten public safety.

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

Although we have and continue to pursue a broad customer base, in the Automotive markets, there exist only a limited number of customers, most of which have strong purchasing power and for which the relationships continue to develop. In the Non-Automotive markets, there are considerably more potential customers, but the market is highly fragmented. The loss of business from any of our existing or potential customers (whether by lower overall demand for our products, component shortages that impact our customers’ production plans or product development plans, cancellation of existing contracts or product orders, or the failure to design in our products) could have a material adverse effect on our business.

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

Significant developments in alternative technologies, such as cameras and radar, or a fusion of lidar with cameras and/or radar, may materially and adversely affect our business, prospects, financial condition, and operating results in ways we do not currently anticipate. Existing and future camera and radar technologies may emerge as customers’ preferred alternative to our solutions. In addition, some of our competitors are developing lidar based on frequency-modulated continuous wave, or FMCW, sensors or single photon avalanche diode, or SPAD, sensors, rather than the time-of-flight, or ToF, sensors we utilize. Each type of sensor has advantages and disadvantages over the others and it is impossible to predict which one, or if all of these sensors will ultimately be adopted by various markets. Any failure by us to develop new or enhanced technologies or processes, or to react to changes in existing technologies, could materially delay our development and introduction of new and enhanced products, which could result in the loss of competitiveness of our lidar solutions, decreased revenue, and a loss of market share to competitors (or a failure to increase revenue and/or market share). Our R&D efforts may not be sufficient to adapt to changes in technology. As technologies change, we plan to upgrade or adapt our lidar solutions with the latest, yet cost effective, technology. However, our solutions may not compete effectively with alternative systems if we are not able to source and integrate the latest technology into our existing lidar solutions in a cost-effective manner.

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

Our current controls, and any new controls that we develop, may be inadequate because of changes in conditions in our business. Further, weaknesses in our internal controls may be discovered in the future. Any failure to develop or maintain effective controls, or any difficulties encountered in their implementation or improvement, could adversely affect our operating results or cause us to fail to meet our reporting obligations, and may result in a restatement of our financial statements for prior periods. Any failure to implement and maintain effective internal controls also could adversely affect the results of periodic management evaluations and annual independent registered public accounting firm attestation reports regarding the effectiveness of our internal control over financial reporting that we are required to include in the periodic reports we will file with the SEC under Section 404(a) of the Sarbanes-Oxley Act. Ineffective disclosure controls and procedures and a lack of internal control over financial reporting could also cause investors to lose confidence in our reported financial and other information.

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

Our independent registered public accounting firm is not required to formally attest to the effectiveness of our internal control over financial reporting until we are no longer a smaller reporting company or a non-accelerated filer. At such time, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our controls are documented, designed, or operating. Any failure to maintain effective disclosure controls and internal control over financial reporting could have a material and adverse effect on our business and operating results.

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

As of December 31, 2025, we had approximately $362.2 million of U.S. federal, and approximately $268.7  million of state net operating loss carryforwards available to reduce future taxable income. Of the approximately $362.1 million in U.S. federal operating loss carryforwards, approximately $349.9 million will be carried forward indefinitely for U.S. federal tax purposes and approximately $12.2  million will begin to expire in 2033. All of our U.S. state net operating loss carryforwards will begin to expire in 2029. It is possible that we will not generate taxable income in time to use these net operating loss carryforwards before their expiration, or at all. Under legislative changes made in December 2017, U.S. federal net operating losses incurred in 2018 and in future years may be carried forward indefinitely, but the deductibility of such net operating losses is limited. It is uncertain if and to what extent various states will conform to the newly enacted federal tax law. In addition, the federal and state net operating loss carryforwards and certain tax credits may be subject to significant limitations under Section 382 and Section 383 of the U.S. Tax Code, respectively, and similar provisions of state law. Under those sections of the U.S. Tax Code, if a corporation undergoes an “ownership change,” the corporation’s ability to use our pre-change net operating loss carryforwards and other pre-change attributes, such as research tax credits, to offset our post-change income or tax may be limited. In general, an “ownership change” will occur if there is a cumulative change in our ownership by “5-percent shareholders” that exceeds 50 percentage points over a rolling three-year period. Similar rules may apply under state tax laws.

We are highly dependent on the services of our executive officers.

We are highly dependent on our executive officers, in particular, Matthew Fisch, our Chief Executive Officer, Andrew S. Hughes, our General Counsel, and Conor B. Tierney, our Chief Financial Officer. The loss of any of our executive officers or other senior executives could adversely affect our business because the loss could make it more difficult to, among other things, compete with other market participants, continue to develop innovative product designs, and retain existing customers or cultivate new ones. Negative public perception of, or negative news related to any of our executive officers or senior executives may adversely affect our brand, relationship with customers, or standing in the industry. In the past, we have lost the services of some of our executive officers for various reasons, including the departure of Luis C. Dussan as of November 15, 2023, who, until that time, was our Chief Technology Officer and Chief Product Strategist, but continues as a member of our Board of Directors, and T.R. Ramachandran, who resigned, effective April 5, 2024, as our Chief Operating Officer.

Our business depends substantially on the efforts of our executive officers and highly skilled personnel, and our operations may be severely disrupted if we lose their services.

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

We are at risk for interruptions, outages, and breaches of our operational systems, including our business, financial, accounting, product development, and production processes, owned by us, our suppliers or our partners; our facility security systems, owned by us, our suppliers, or our partners; our in-product technology owned by us, our suppliers, or our partners; the integrated software in our lidar solutions; or the data that we process or our suppliers process on our behalf. In March 2025, we experienced a physical break-in at our headquarters. Although no property, either personal or intellectual, was taken, the break-in caused a temporary disruption to our operations. In mid-2022, our previous partner, Continental, experienced a cyberattack in which data was improperly taken from their servers. To date, Continental has not notified us that any data belonging to us was compromised. A cyber incident is considered to be any adverse event that threatens the confidentiality, integrity, or availability of our information resources. These incidents may be an intentional attack or an unintentional event and could involve gaining unauthorized access to our information systems or those of our third-party vendors for purposes of misappropriating assets, stealing confidential information, corrupting data, or causing operational disruption. Such cyber incidents could materially disrupt operational systems; result in loss of intellectual property, trade secrets or other proprietary or competitively sensitive information; compromise certain information of employees, suppliers, or others; jeopardize the security of our facilities; or affect the performance of in-product technology and the integrated software in our lidar solutions. A cyber incident could be caused by disasters, insiders (through inadvertence or with malicious intent), or malicious third parties (including nation-states or nation-state supported actors) using sophisticated, targeted methods to circumvent firewalls, encryption, and other security defenses, including hacking, fraud, trickery, phishing, or other forms of deception. The risks of a cybersecurity breach against companies based in the U.S., like us, may be enhanced as a byproduct of the on-going war in Ukraine, or by state-sponsored actors, primarily located in, or sponsored by, China, Russia, or North Korea. Despite careful security and controls design, our information technology systems and the systems used by our third-party vendors, may be subject to security breaches and cyberattacks the result of which could include disrupted operations, misstated or unreliable financial data, liability for stolen assets or information, increased cybersecurity protection and insurance costs, litigation, and damage to business relationships.

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

In 2025, we were notified by a former vendor that it intended to pursue a claim against our subsidiary, AEye Technologies, Inc., arising out of an agreement entered into in May 2020, in which the former vendor alleges that our subsidiary failed to pay approximately $3.3 million, plus interest from the date the former vendor alleges such payments were due. In February 2026, the former vendor initiated a binding arbitration proceeding against our subsidiary pursuant to the underlying purchase agreement. Our subsidiary has, and continues to dispute the total amount owed based, in part, on the claim that the products supplied by the former vendor were largely defective and such former vendor was repeatedly made aware of the existence of such defects. While it is reasonably possible that a loss may be incurred, we are unable to estimate the possible loss or range of loss that could result from an unfavorable outcome in this legal proceeding.

In 2024, we were purportedly served with a complaint that alleged we were in breach of a lease for office space in Dublin, California, entered into by our subsidiary, AEye Technologies, Inc. in 2019, because of an alleged failure to pay rent.  The landlord claimed that the amount owed could be up to $8.5 million. Thereafter, in August 2024, the Landlord fully drew down the standby letter of credit of $2.15 million, which was held as security for the payment of rent, due to the alleged default of the lease. We disputed, among other things, the total damages claimed by the landlord. On April 28, 2025, the Company and the former landlord entered into a settlement agreement to resolve all outstanding disputes related to the lease. Under the terms of the settlement agreement, the Company paid $1.4 million in cash and issued a warrant to purchase up to 350,000 shares of common stock at an exercise price of $2.22 per share.

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

Our products are intended to be used for autonomous driving and ADAS applications as well as Non-Automotive applications, which are subject to complicated and evolving regulatory schemes that vary from jurisdiction to jurisdiction. These are rapidly evolving areas where new regulations could impose limitations on the use of lidar generally or our products specifically. If we fail to adhere to these new regulations or fail to continually monitor the updates, we may be subject to litigation, loss of customers, or negative publicity and our business, results of operations, and financial condition will be adversely affected.

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

Our lidar utilizes lasers for performing 3D sensing. While we have developed system components designed to help minimize our lidar lasers from causing property damage (including to cameras), in the event an unforeseen issue arises that results in property damage, our reputation or brand may be damaged, and we could face material legal claims for breach of contract, product liability, tort, or breach of warranty as a result. Defending a lawsuit, regardless of merit, could be costly, divert management’s attention, and adversely affect the market’s perception of us and our products. In addition, our business liability insurance coverage could prove inadequate with respect to any claim and future coverage may be unavailable on acceptable terms, or at all

Failures, or perceived failures, to comply with privacy, data protection, and information security requirements in the variety of jurisdictions in which we operate, may adversely impact our business, and such legal requirements are evolving, uncertain, and may require improvements in, or changes to, our policies and operations.

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

We incur significant legal, accounting, and other expenses that we did not incur as a private company, and these expenses will likely increase in 2026 now that we are no longer an emerging growth company, as defined in Section 2(a) of the Securities Act. As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, and the Dodd-Frank Act, as well as rules adopted, and to be adopted, by the SEC and Nasdaq. Our management and other personnel will need to devote a substantial amount of time to these compliance initiatives. Moreover, we expect these rules and regulations to substantially increase our legal and financial compliance costs and to make some activities more time-consuming and costly. These increased costs will increase our net loss. We cannot predict or estimate the amount or timing of additional costs we may incur to respond to these requirements. The impact of these requirements could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees, or as executive officers.

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

Cybersecurity Governance

Cybersecurity risks are among the enterprise risks that our Board of Directors oversees, primarily through delegation to the Audit Committee of the Board. The Audit Committee assists the Board in overseeing our privacy and information policies and reviewing our cybersecurity program. The Audit Committee engages with our management team, including our IT Operations Manager and our Chief Financial Officer, and receives periodic reports on cybersecurity. In addition, management updates the Audit Committee, as necessary, regarding any material cybersecurity incidents, as well as any incidents with lesser impact potential. The Board receives regular updates on the activities of the Audit Committee, including with regard to cybersecurity oversight. These cybersecurity reviews by the Audit Committee or Board of Directors generally occur at least once annually, or more frequently as determined to be necessary.

The day to day operations of our cybersecurity risk management program are overseen by our IT Operations Manager, who has over 5 years of IT experience, and reports to our Chief Financial Officer. Our IT Operations Manager, in conjunction with a full-service IT consultant, supervise efforts to prevent, detect, mitigate, and remediate cybersecurity risks and incidents through various means, which may include briefings from internal personnel, threat intelligence, alerts, or reports produced by security tools deployed in the IT environment.

Item 2. Properties

Our corporate headquarters is located in Pleasanton, California, where we lease 18,605 square feet pursuant to a lease, as amended in February 2026, that expires on February 28, 2029, with an option to extend for five years. The Pleasanton facility contains engineering, R&D, operations, customer support, marketing, and administrative functions. We believe our existing facility is in good condition and suitable for the conduct of our business.

Item 3. Legal Proceedings

In 2025, the Company was notified by a former vendor that it intended to pursue a claim against the Company’s wholly owned subsidiary, AEye Technologies, Inc., arising out of an agreement entered into in May 2020, in which the former vendor alleges that AEye Technologies, Inc. failed to pay approximately $3,300 plus interest from the date the former vendor alleges such payments were due. In February 2026, the former vendor initiated a binding arbitration proceeding against AEye Technologies, Inc. pursuant to the underlying purchase agreement.  AEye Technologies, Inc. has, and continues to dispute the total amount owed based, in part, on the claim that the products supplied by the former vendor were largely defective and such former vendor was repeatedly made aware of the existence of such defects. While it is reasonably possible that a loss may be incurred, we are unable to estimate the possible loss or range of loss that could result from an unfavorable outcome in this legal proceeding.

In or about July of 2024, AEye, Inc.’s wholly owned subsidiary, AEye Technologies, Inc. (“AEye Tech,” formerly known as AEye, Inc.) surrendered possession of the premises as described in that certain Office Lease dated April 26, 2019 (the “Lease”), entered into by and between the predecessor-in-interest to IGEP Park Place, LLC, as landlord (the “Landlord”) and AEye Tech, as tenant. In connection with AEye Tech’s surrender of possession, AEye Tech was purported to be served with a complaint that was filed in the Superior Court of California for the County of Alameda on August 26, 2024 (the “Complaint”) that (1) alleges AEye Tech is in breach of the Lease because of, among other things, AEye Tech’s failure to pay rent as required by the Lease and (2) provides notice to AEye Tech that the Lease had been terminated by the Landlord. The Landlord claimed that the amount owed could be up to $8.5 million. Thereafter, in August 2024, the Landlord fully drew down the standby letter of credit of $2.15 million, which was held as security for the payment of rent, due to the alleged default of the lease.  On April 28, 2025, the Company and the former landlord entered into a settlement agreement to resolve all outstanding disputes related to the early termination of the lease. Under the terms of the agreement, the Company paid $1.4 million in cash in May 2025 and issued warrants to purchase up to 350,000 shares of common stock at an exercise price of $2.22 per share in August 2025.

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

Stockholders

As of March 13, 2026, we had approximately 49 holders of record of our common stock and thousands of additional beneficial holders. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

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

Overview

This overview provides a high-level discussion of our operating results and some of the trends that affect our business. We believe that an understanding of these trends is important to understanding our financial results for fiscal year 2025, as well as our future prospects. This summary is not intended to be exhaustive, nor is it intended to be a substitute for the detailed discussion and analysis provided elsewhere in this Annual Report, including our consolidated financial statements and accompanying notes.

Key Factors Affecting Our Operating Results

We believe that our future performance and success depends to a substantial extent on our ability to capitalize on the opportunities described herein, which in turn are subject to significant risks and challenges, including those discussed below and the risk factors described in the “Risk Factors” section of this Annual Report on Form 10-K.

We are subject to those risks common in the technology industry and also those risks common to early stage companies including, but not limited to:

•	Developing, commercializing, and scaling our products and technology, including meeting performance, reliability, and cost objectives;
•	Maintaining and expanding our relationships with Tier 1 automotive suppliers to facilitate design wins with automotive OEMs;
•	Maintaining and protecting our intellectual property, including patents, trade secrets, and proprietary software;

•	Navigating changes in international trade policies, including the imposition or modification of tariffs, increasing trade tensions, and the introduction of new trade restrictions;
•	Complying with existing and new laws and regulations applicable to our operations, products, and markets;
•	Maintaining and enhancing our reputation and brand in competitive and emerging markets;
•	Hiring, integrating, and retaining qualified personnel at all levels of the organization as we grow;
•	Developing and delivering new products and solutions successfully, and ensuring our products meet customer expectations and provide value; and
•

Significant competition from companies, including several based in China, that manufacture lower‑cost lidar solutions and may be able to offer aggressive pricing, faster volume production, or vertically integrated supply chains that could place downward pressure on market pricing or reduce our ability to compete in certain segments.

Market Trends and Uncertainties

We anticipate growing demand for our ApolloTM platform across our two major markets, Automotive and Non-Automotive, and we believe this expected growth will enable us to capture market share across both the Automotive and Non-Automotive markets. We plan to pursue opportunities in advanced driver-assistance systems, or ADAS, autonomous driving, and commercial trucking, while also exploring opportunities in the Non-Automotive market, such as in the railway, airport safety and security, perimeter monitoring, aerospace and defense, transportation logistics, and intelligent transportation systems, or ITS segments. This diversified approach provides us with multiple opportunities for sustained growth by enabling new applications and product features across a broad range of industries and market segments. However, as our customers continue their R&D projects to commercialize solutions that rely on lidar technology, it is difficult to estimate the timing of ultimate end market demand and customer adoption.

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

We anticipate that Non‑Automotive applications will be a more significant driver of our near‑term revenue given the generally shorter sales cycles and development timelines in these markets. We are beginning to see adoption across a diverse group of sectors. Our typical engagement model begins with proof‑of‑concept evaluations, which allow customers to validate performance in their operational environments; however, there is no guarantee that these evaluations will ultimately result in a commercial deployment, and timelines may extend sometimes significantly, due to competing customer priorities or broader program changes. In many Non‑Automotive opportunities, we work through third‑party systems integrators or solution providers who deliver complete solutions to the end customer, and in those situations our visibility into, and ability to influence, the final customer decision process may be limited.

Partnerships and Commercialization

Our technology is designed to be a key enabler in certain Automotive and Non-Automotive market applications. Because our technology must be integrated into a broader solution by our customers, it is critical that we achieve design wins with these customers. The time to achieve a design win varies based on the market and application. We consider design wins to be critical to our future success, although the revenue that may be generated by each design win and the time necessary to achieve such a design win can vary significantly, making it difficult to predict our financial performance. We have unified our supply chain for the Automotive and Non-Automotive markets and plan to leverage our Tier 1 automotive suppliers to produce products for us to sell into our Non-Automotive markets, whereas in the Automotive markets, we anticipate licensing our technology to our Tier 1 suppliers in exchange for a royalty. The unified supply chain should allow us to leverage the scale, efficiencies, and volume associated with supplying the Automotive market to benefit our Non-Automotive market customers. In 2023, as part of our effort to reduce fixed operating costs, simplify our supply chain, and focus resources on our next‑generation architecture, we wound down support for our legacy Non‑Automotive product. Since launching ApolloTM in 2024, we have seen renewed interest from Non‑Automotive customers across a broad range of sectors and are now actively engaged on multiple opportunities.

In early 2024, we engaged LITEON as our Tier 1 automotive supplier and are actively working with LITEON to bring our product to market. We announced an expansion of this relationship and an investment from a leading global institutional investor to fund a dedicated production line for ApolloTM, with capacity to produce up to 60,000 units annually. We are starting to see an inflection point in customer demand, and this expansion ensures we can meet that growth as it develops. This partnership enables us to leverage LITEON’s manufacturing expertise to produce high-quality products that meet stringent performance standards, which is a critical step towards scaling production and delivering our advanced lidar solutions to the market.

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

In July 2025, we announced the validation of our lidar technology on the NVIDIA DRIVE AGX platform. We have since expanded this collaboration and demonstrated our lidar with NVIDIA's next-generation DRIVE AGX Thor platform, enabling our sensors to interface directly with NVIDIA’s autonomous‑driving compute architecture and development toolchain. These integrations are intended to support alignment with NVIDIA’s Hyperion reference architecture and may provide opportunities to engage with global automotive OEMs and Tier 1 suppliers that adopt NVIDIA‑based ADAS and automated‑driving systems. We continue to demonstrate advances in the high‑speed and long‑range performance of our lidar systems, which we believe further strengthen the technical basis for these integrations. Because these engagements are relatively recent, there can be no guarantee that they will result in commercial adoption.

In July 2025, we launched OPTIS™, a complete physical AI solution designed to modernize legacy infrastructure and deliver actionable intelligence across diverse industries. OPTIS™ integrates our software-defined ApolloTM lidar technology with advanced computing to bridge the gap between perception and real-time action. Beyond addressing critical needs in transportation, safety, and security, OPTIS™ opens our platform to third-party partners and developers, creating an ecosystem for innovation and growth beyond automotive applications. Since launch, we’ve transitioned OPTIS™ from concept to a structured offering, with initial deployments already completed. Recent additions to our partner network include Black Sesame Technologies, BlueBand, Flasheye, and Vueron.

In January 2026, we introduced STRATOS™, the next product in our lidar family. STRATOS™ is based on the same underlying software‑defined ApolloTM architecture but delivers an extended detection range of approximately 1.5 kilometers and roughly twice the angular resolution. STRATOS™ is designed for applications requiring enhanced long‑distance performance, including certain automotive, infrastructure, aviation, industrial, and defense sensing environments.

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

Gross Margin

Our gross margins will depend on numerous factors, including, among others, the selling price of our products, pricing of our development contracts with customers, royalty rates on licenses we grant to our customers, unit volumes, product mix, component costs, personnel costs, contract manufacturing costs, overhead costs, and product features. Our gross margins have and may continue to be negatively impacted by inventory write-downs. In the future, we expect to generate attractive gross margins from licensing our lidar technology and software to our Tier 1 partners in the Automotive market. We also anticipate being able to leverage on our foundation in the Automotive market to be more cost competitive in other markets.

To date, we have primarily generated revenue through sales of our products to Non‑Automotive customers and through development contracts with OEMs and Tier 1 suppliers. Non‑Automotive applications typically command higher average selling prices and may carry higher gross margins than Automotive programs due to lower volume sensitivity, more specialized operating requirements, and greater willingness by customers to pay for performance differentiation. These engagements often involve customization of our product’s capabilities to address application‑specific needs, including software‑based configuration of scan patterns, region‑of‑interest tuning, advanced perception features, and other enhancements. In many cases, customers require more complex configurations or software‑enabled feature additions, which allows us greater latitude to price these solutions at a premium. As a result, customized Non‑Automotive deployments generally reflect higher contractual pricing and may contribute more favorably to gross margin relative to standard Automotive configurations.

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

Our next‑generation lidar portfolio is built on our Intelligent Sensing Platform, a modular and software‑defined architecture that allows us to create differentiated product offerings with limited incremental hardware changes. By maintaining a common core design and enabling performance enhancements through software—such as configurable scan patterns, range distribution, and perception features—we are able to address diverse application requirements while minimizing the operational complexity typically associated with managing a large product portfolio. This platform‑based approach also allows us to introduce new products efficiently. For example, STRATOS™, launched in January 2026, is derived from the Apollo'sTM architecture but offers extended range and higher angular resolution to support long‑distance and higher‑performance applications.

In June 2024, we introduced ApolloTM, our next generation lidar sensor. ApolloTM offers best-in-class range and resolution in a compact, power-efficient, and cost-effective form factor, making it ideal for both automotive and non-automotive applications. ApolloTM can be integrated behind the windshield, on the roof, or in the grille, allowing OEMs to implement essential safety features with minimal impact on vehicle design. This innovative sensor leverages our Intelligent Sensing Platform, providing a highly programmable and customizable lidar solution that can be continually enhanced via software updates. With a horizontal field of view up to 120° and long-range detection capabilities of up to one kilometer, ApolloTM is poised to be a key player in advancing vehicle safety and autonomy, as well as smart infrastructure and logistics applications.

Building on this foundation, we launched OPTIS™ in July 2025, a complete physical AI solution that extends our capabilities beyond automotive. OPTIS™ combines Apollo’sTM software-defined lidar with advanced computing to deliver actionable intelligence for modernizing legacy infrastructure. This platform not only addresses critical needs in transportation, safety, and security but also opens our ecosystem to third-party partners and developers, fostering innovation across industries. Since launch, OPTIS™ has moved from concept to structured offering, with initial deployments completed and new partners such as Black Sesame Technologies, BlueBand, Flasheye, and Veuron joining our network. In addition, in January 2026, we announced STRATOS™, the next product in this family. STRATOS™ is based on the same underlying architecture as Apollo™ but offers extended detection range of approximately 1.5 kilometers and roughly twice the angular resolution. STRATOS™ is intended for applications that require enhanced long‑distance performance or operate at higher speeds, including certain automotive, infrastructure, defense, and industrial sensing environments. Like Apollo™, STRATOS™ leverages our software‑defined sensing approach, enabling performance updates without a hardware redesign.

We believe our financial performance is significantly dependent on our ability to maintain a technology leadership position. This is further dependent on the investments we make in research and development and our ability to commercialize our products. We believe price is becoming a critical differentiator in the marketplace and OEMs are favoring companies that have the infrastructure to build lower cost products at higher volumes. It is essential that we continually identify and respond to rapidly evolving customer requirements, develop and introduce innovative new products, enhance and service existing products, lower bill of materials, or BOM costs, industrialize the manufacturing process, and generate strong market demand for our products. If we fail to do this, our market position and revenue may be adversely affected, and our investments in that area will not be recovered.

Basis of Presentation

We currently conduct our business through one operating segment.

Components of Results of Operations

Revenues

Our product revenue primarily relates to unit sales of our lidar units, software and support. Revenue from these sales is typically recognized at a point in time when the control of the goods is transferred to the customer, generally upon delivery of or shipment to the customer, and when services have been provided. Revenue from development and/or collaboration contracts are earned from R&D activities and collaboration with OEMs and Tier 1 suppliers. These contracts primarily focus on customization of our product's capabilities to our customers’ applications, typically involving software implementation to assist with sensor connection and control, customization of scan patterns, and enhancement of perception capabilities to meet specific customer needs. Revenue from development contracts is recognized when we satisfy performance obligations in the contract, which can result in recognition at either a point in time or over time. This assessment is made at the outset of the arrangement for each performance obligation.

We are seeing strong interest in ApolloTM from non-automotive customers across multiple industries and are actively advancing these opportunities. Proof-of-concept deployments are validating our technology in real-world scenarios, creating a solid foundation for future growth. While customer evaluation and testing cycles are typically extended, these engagements position us well for gradual revenue contributions and set the stage for meaningful expansion through higher volume programs. We view this as the first step in a disciplined growth roadmap designed to unlock adoption and scale with confidence.

Several partners are also exploring new platforms based on our ApolloTM architecture and have initiated discussions on development work, which we expect will increase over time.

Cost of Revenue

Cost of revenue includes costs directly associated with the production of lidar units, cost of software and support, and certain costs associated with development contracts. Such costs for product include direct materials, direct labor, indirect labor, inventory write downs, losses on purchase commitments, warranty expense, and allocation of overhead. As we increase the volume of ApolloTM units that are manufactured, we expect the bill of material costs to decrease over time. Costs associated with development contracts include the direct costs and allocation of overhead costs involved in the execution of the contracts.

Operating Expenses

Research and Development

Our research and development ("R&D"), efforts are focused primarily on hardware, software, and system engineering related to the design and development of our advanced lidar solutions. R&D expenses include:

•	personnel-related expenses, including salaries, benefits, bonuses, and stock-based compensation expense;
•	field application engineering and software development costs associated with customer‑driven bug fixes, feature enhancements, and improvements to reduce deployment complexity as we incorporate insights gained from customer evaluations into our product roadmap;
•	third-party engineering and contractor costs;
•	lab equipment;
•	engineering parts and test units;
•	new hardware and software expenses; and
•	allocated personnel and overhead expenses, net.

R&D costs are expensed as incurred. We expect our R&D costs to increase as we continue to invest in product development, expanded product variations, and commercialization efforts; however, we anticipate these increases will occur at a more moderate pace relative to our investment in sales and marketing as we prioritize execution and near‑term commercial opportunities.

Sales and Marketing

Our sales and marketing ("S&M") efforts are focused primarily on sales, business development, and marketing programs in pursuit of revenue contracts from potential and existing customers. S&M expenses include:

•	personnel-related expenses, including salaries, benefits, bonuses, and stock-based compensation expense;
•	third party contractor costs;
•	demonstration equipment;
•	system and tooling costs to support our sales and marketing organization, including CRM systems, marketing‑automation and lead‑generation tools, data‑analytics platforms, and other software required to manage customer pipelines and enable our go‑to‑market strategy;
•	trade shows expenses, advertising, promotion costs, website development, branding, and other public relations services; and
•	allocated personnel and overhead expenses, net.

We expect our S&M expenses to increase as we pursue Non-Automotive opportunities to accelerate profitability while continuing to leverage our Tier 1 partners to commercialize our products and manage relationships with the OEMs in the Automotive market.

General and Administrative

Our general and administrative ("G&A") spending supports all business functions. G&A expenses include:

•

personnel-related costs, including salaries, benefits, bonuses, and stock-based compensation expense for executive, finance, legal, operations, human resources, technical support, and other administrative personnel;

•	consulting, accounting, audit, legal, investor relations and other professional fees;
•	insurance premiums, software and computer equipment costs, general office expenses; and
•	allocated personnel and overhead expenses, net.

We expect our G&A expenses to increase to support growth as we pursue Non-Automotive opportunities and as we continue to develop and commercialize our products.

Change in Fair Value of Convertible Note and Warrant Liabilities

The changes in fair value of the convertible note and warrant liabilities are the result of the change in fair value at each reporting date. The convertible note and warrant liabilities were recorded at fair value for each reporting period, and the changes in fair value were reported within other income (expense), net during the period. We also elected to record interest expense on the convertible note as changes in fair value. We have fully repaid the 2025 convertible note and will not have change in fair value of the convertible note in future periods. In addition, we expect the change in fair value of warrant liabilities to decrease as the warrant associated with the 2022 convertible note was cancelled and the warrant associated with the 2025 convertible note was exercised in full.

Interest Income, Interest Expense and Other

Interest income and other consists primarily of interest and investment income earned on our cash, cash equivalents, and marketable securities. These amounts will vary based on our cash, cash equivalents, and marketable securities balances and market rates. Interest income and other also includes gains on sale of property and equipment. Interest expense and other consists primarily of financing costs, amortization of premiums and accretion of discounts on marketable securities, net and foreign exchange gains and losses. We expect interest income will increase due to higher average cash, cash equivalents, and marketable securities balances.

Results of Operations

Comparison of the Years Ended December 31, 2025 and 2024

The results of operations presented below should be reviewed in conjunction with the consolidated financial statements and notes included elsewhere in this report. The following table sets forth our consolidated results of operations data for the years ended December 31, 2025 and 2024 (in thousands, except for percentages):

	Year ended December 31,		Change	Change
	2025	2024	$	%
Revenue	$233	$202	$31	15%
Cost of revenue	554	778	(224)	(29)%
Gross loss	(321)	(576)	255	(44)%
Research and development	13,937	16,389	(2,452)	(15)%
Sales and marketing	2,546	551	1,995	362%
General and administrative	14,927	18,312	(3,385)	(18)%
Total operating expenses	31,410	35,252	(3,842)	(11)%
Loss from operations	(31,731)	(35,828)	4,097	(11)%
Change in fair value of convertible note and warrant liabilities	(1,895)	—	(1,895)	0%
Interest income and other	1,991	799	1,192	149%
Interest expense and other	(2,312)	(433)	(1,879)	434%
Total other income (expense), net	(2,216)	366	(2,582)	(705)%
Loss before income tax	(33,947)	(35,462)	1,515	(4)%
Provision (benefit) for income tax	11	(2)	13	(650)%
Net loss	$(33,958)	$(35,460)	$1,502	(4)%

Revenue

Revenues increased by $31 or 15%, to $233 for the year ended December 31, 2025 from $202 for the year ended December 31, 2024. Revenue in 2025 primarily reflected sales of our ApolloTM lidar units as we expanded evaluations and proof‑of‑concept (“POC”) programs with customers. These evaluations represent the initial stage in our commercial adoption cycle, in which customers validate performance in their operational environments before progressing to higher‑volume deployments. As a result, the mix of revenue in 2025 shifted meaningfully toward unit sales supporting these early‑stage programs. By contrast, revenue in the prior year was largely generated from sales of our legacy Non‑Automotive product and service‑related development contracts, which have been wound down as we transitioned to our next‑generation architecture. Because POC activity is dependent on customer schedules and program readiness, the timing and magnitude of revenue associated with these early‑stage engagements may vary from period to period.

Cost of Revenue

Cost of revenue decreased by $224, or 29%, to $554 for the year ended December 31, 2025, from $778 for the year ended December 31, 2024. This decrease was primarily due to losses on purchase commitments recorded in 2024 along with lower provision adjustments and lower cost of professional services in 2025 compared to 2024.

Operating Expenses

Research and Development

Research and development expenses decreased by $2,452, or 15%, to $13,937 for the year ended December 31, 2025, from $16,389 for the year ended December 31, 2024. This decrease was primarily driven by decreases in stock-based compensation expense of $2,018, allocated information technology and facilities expense of $1,117, and decreased personnel, net of allocations of $330. The decreases were partially offset by an $840 increase in fees to third parties for development work and engineering parts and lab equipment expenses. In addition, a portion of the year‑over‑year reduction reflects a deliberate shift in our operating focus toward commercialization, with resources allocated to supporting go‑to‑market execution, particularly in the Non‑Automotive market, resulting in a more moderate pace of R&D spending relative to our increased investment in sales and marketing.

Sales and Marketing

Sales and marketing expenses increased by $1,995, or 362%, to $2,546 for the year ended December 31, 2025, from $551 for the year ended December 31, 2024. This increase was primarily driven by increases in personnel and allocated personnel costs of $1,500 and marketing and consulting spend of $410 as we pursue Non-Automotive opportunities. The increase also reflects a deliberate shift in operating focus toward commercialization, including investment in go‑to‑market activities, sales tools, and lead‑generation systems to support near‑term revenue opportunities in the Non‑Automotive market.

General and Administrative

General and administrative expenses decreased by $3,385, or 18%, to $14,927 for the year ended December 31, 2025, from $18,312 for the year ended December 31, 2024. This decrease was primarily driven by lower stock-based compensation of $1,657, personnel costs, net of allocations of $1,153, and insurance of $556. The decrease is also due to lower net operating lease expense of $1,920, primarily due to the net gain recorded from the lease settlement, and also due to reduced rent expense as a result of leasing smaller facilities. These decreases were partially offset by lower allocations of facilities and IT to other departments, net of allocations of $1,186 and an increase in accounting, legal, and professional fees of $682.

Change in Fair Value of Convertible Note and Warrant Liabilities

Change in fair value of convertible note and warrant liabilities increased to $1,895 for the year ended December 31, 2025, from zero for the year ended December 31, 2024. This increase was primarily due to the change in fair value of the new convertible note issued in 2025 and related warrants, along with warrants issued in connection with the lease settlement, which was also newly issued in 2025.

Interest Income and Other

Interest income and other increased by $1,192, or 149%, to $1,991 for the year ended December 31, 2025, from $799 for the year ended December 31, 2024. This increase was primarily due to insurance proceeds received of $250 and higher interest earned on cash, cash equivalents, and marketable securities in the current period.

Interest Expense and Other

Interest expense and other increased by $1,879, or 434%, to $2,312 for the year ended December 31, 2025, from $433 for the year ended December 31, 2024. This increase was primarily due to an increase in costs related to financing arrangements of $1,232, higher foreign exchange losses of $377, and a decrease in accretion of discounts on marketable securities, net of $300.

Provision (benefit) for Income Tax

Provision (benefit) for income tax increased to $11 for the year ended December 31, 2025, from a benefit of $2 for the year ended December 31, 2024. This change is primarily due to changes in foreign taxes.

Net Loss

Net loss decreased by $1,502, or 4%, to $33,958 for the year ended December 31, 2025, from $35,460 for the year ended December 31, 2024. This decrease was primarily due to decreases in stock-based compensation and facilities expenses, partially offset by the increase in the change in fair value of convertible note and warrant, research and development investments in the development of ApolloTM, and increased sales and marketing costs as we pursue Non-Automotive opportunities.

Liquidity and Capital Resources

Sources of Liquidity; Liquidity Outlook

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

Shelf Registration

On September 26, 2023, the U.S. Securities and Exchange Commission declared our Registration Statement on Form S-3 effective (the "Shelf"), which allows us to raise up to $200,000 in capital over the following three years. The use of the Shelf is subject to a limitation of one-third of our public float in any rolling twelve-month period, when our public float is below $75,000, which is referred to as the “baby shelf" rules. Since July 28, 2025, we have not been subject to the "baby shelf" rules. Since the Shelf was established, we have used the Shelf to register the shares sold in the May 29, 2024 Registered Direct Offering and the September 12, 2024 A.G.P. Transaction, both of which are further described below.

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

New Circle Transaction

On July 25, 2024, we entered into a common stock purchase agreement with New Circle Principal Investments LLC, or New Circle, pursuant to which we have the right, but not the obligation, to sell to New Circle, and New Circle is obligated to purchase, up to $50,000 of our common stock. Such sales of common stock by us, if any, may occur from time to time at our sole discretion, over a 36-month period.  In December 2025, we terminated the agreement with New Circle. The termination was part of our broader effort to simplify our capital structure and reduce the number of outstanding financing instruments, while consolidating our equity‑financing capacity under our existing at‑the‑market facility, which we believe provides more operational flexibility and alignment with our long‑term capital strategy. In total, we issued 8,980,713 shares of our common stock to New Circle under the agreement for gross proceeds totaling $27,754.

A.G.P. Transaction

On September 12, 2024, we entered into an At Market Issuance Sales Agreement with Alliance Global Partners, or A.G.P., pursuant to which we may issue and sell through A.G.P. up to $2,600 of our common stock from time to time through an "at-the-market" equity offering program. In December 2025, we increased the aggregate amount available under the ATM program to $125,000, following multiple prior increases since the original agreement was entered into. Such sales of common stock by us, if any, may occur from time to time at our sole discretion, over a 36-month period. As of December 31, 2025, we have sold 23,220,784 shares under the ATM Agreement for gross proceeds totaling $68,436 and have remaining availability of $56,564.

2025 Convertible Note

On January 2, 2025, we entered into a Securities Purchase Agreement to finance an aggregate principal amount of up to $3,240 with a certain institutional investor and issued (i) a senior unsecured convertible promissory note (the "2025 Note") for an aggregate purchase price of $3,000 and (ii) a warrant to purchase up to 805,263 shares of our common stock. The 2025 Note, subject to an original issue discount of 7.4%, had a term of eighteen months and accrued interest at the rate of 7.0% per annum. The 2025 Note was convertible into Common Stock, at a per share conversion price equal to $2.22, subject to adjustments noted in the 2025 Note. The Warrant had an exercise price of $2.22, and was exercisable after the six month and one day anniversary of its issuance (the “Initial Exercisability Date”) until for four years following the Initial Exercisability Date. These warrants were exercised in full on July 28, 2025.

During the year ended December 31, 2025, the Company made total cash payments of $989. Additionally, $2,591 in aggregate principal and interest was converted into 2,405,573 shares of common stock.  The 2025 Note was fully paid in 2025.

Capital Structure

During 2025, we undertook a concerted and disciplined effort to simplify and strengthen our capital structure. This included paying down outstanding debt obligations and eliminating certain legacy warrants that had been issued in prior financing transactions. These actions were intended to reduce overhang associated with historical instruments, streamline our equity structure, and improve our flexibility to utilize our at‑the‑market facility as our primary source of potential equity financing. We believe these steps position us with a cleaner and more efficient capital structure as we continue to fund operations and pursue commercialization of our products.

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

For the years ended December 31, 2025 and 2024, we had a net loss of $33,958 and $35,460, respectively. We expect that our expenses will continue to exceed our operating income and, as a result, we may need additional capital resources to fund our operations. We believe we currently have sufficient financial resources to fund our operating expenses, working capital, and capital expenditure requirements for a period of at least twelve months from the date of this Annual Report on Form 10-K. Our plans for the use of cash in the long-term (beyond twelve months from this Annual Report) are primarily related to funding operating expenses to support the continued development and commercialization of our products. For additional information regarding our cash requirements from contractual obligations, see Note 20 in the Notes to the Consolidated Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K.

Cash Flow Summary

	Year ended December 31,
	2025	2024
	(in thousands)
Net cash provided by (used in):
Operating activities	$(27,777)	$(26,620)
Investing activities	$(30,798)	$7,744
Financing activities	$91,665	$10,060

Operating Activities

For the year ended December 31, 2025, net cash used in operating activities was $27,777. Factors affecting our operating cash flows during this period were a net loss of $33,958, a gain on termination of operating lease, net, of $1,014, partially offset by stock-based compensation of $5,522, change in fair value of convertible note and warrant liabilities of $1,895, debt issuance costs of $2,020, and common stock purchase agreement costs of $337. Within operating activities, the net changes in operating assets and liabilities were cash used of $2,553, primarily driven by increases in accounts receivable, inventories, and prepaid and other current assets of $68, $678, and $1,054, respectively, partially offset by a decrease in other noncurrent assets of $241. Further, cash used was also due to decreases in accrued expenses and other current liabilities of $767 and operating lease liabilities of $236.

For the year ended December 31, 2024, net cash used in operating activities was $26,620. Factors affecting our operating cash flows during this period were net loss of $35,460, amortization of premiums and accretion of discounts on marketable securities, net of change in accrued interest of $611, and gain on termination of operating lease, net, of $491, offset by stock-based compensation of $9,047, common stock purchase agreement costs of $1,124, noncash lease expense of $956, and depreciation and amortization of $129. Within operating activities, the net changes in operating assets and liabilities were cash used of $1,498, primarily driven by decreases in accrued expenses and other liabilities, operating lease liabilities and other noncurrent liabilities of $2,389, $955, and $345, respectively. Cash used was offset by cash provided by decreases in prepaid and other current assets, inventories, and other noncurrent assets of $1,490, $245, and $215, respectively, and an increase in accounts payable of $156.

Investing Activities

For the year ended December 31, 2025, net cash used in investing activities was $30,798. The primary factors affecting net cash used in investing activities during this period were purchases of marketable securities of $53,768, partially offset by proceeds from redemptions and maturities of marketable securities of $23,079.

For the year ended December 31, 2024, net cash provided by investing activities was $7,744. The primary factors affecting net cash provided by investing activities during this period were proceeds from redemptions and maturities of marketable securities of $32,426, partially offset by the purchases of marketable securities of $24,241 and purchases of property and equipment of $486.

Financing Activities

For the year ended December 31, 2025, net cash provided by financing activities was $91,665. The primary factors affecting our financing cash flows during this period were from proceeds from issuance of common stock under our common stock purchase agreements, proceeds from the issuance of convertible notes, and proceeds from the exercise of warrants of $90,961, $2,950 and $1,788, respectively. Cash provided by financing activities was partially offset by stock issuance costs related to the common stock purchase agreements, payments for convertible note redemptions, and transaction costs related to the issuance of convertible note of $1,835, $989, and $658, respectively.

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

Revenue

We recognize revenues from R&D and development arrangements with OEMs and suppliers to the OEMs and from the sale of products. Revenue represents the amount of expected consideration we are entitled to receive upon the transfer of promised goods or services in the ordinary course of our activities and is recorded net of sales taxes. We recognize revenue when performance obligations are satisfied by transferring control of a promised good or service to a customer. For performance obligations that are satisfied at a point in time, we also consider the following indicators to assess whether control of a promised good or service is transferred to the customer: (i) right to payment; (ii) transfer of legal title; (iii) physical possession; (iv) significant risks and rewards of ownership; and (v) acceptance of the goods or service. For performance obligations satisfied over time, we recognize revenue over time by measuring the progress toward complete satisfaction of a performance obligation.

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

Interest Rate Risk

As of December 31, 2025, we had cash, cash equivalents, and marketable securities of $86,460, which consisted primarily of deposits in our bank accounts, money market funds, and marketable securities. Such interest-earning instruments carry a degree of interest rate risk. Our investment policy is focused on the preservation of capital and supporting our liquidity needs. We invest in highly rated securities, while limiting the amount of credit exposure to any one issuer other than the U.S. government. A hypothetical 10% change in interest rates would not have a material impact on our financial condition or results of operations due to the short-term nature of our cash, cash equivalents and marketable securities.

Credit Risk

Our concentration of credit risk is determined by evaluating each customer and each vendor that accounts for more than 10% of our accounts receivable and accounts payable, respectively. As of December 31, 2025, there were three customers each accounting for 10% or more of our accounts receivable and one vendor accounting for 10% or more of our accounts payable.

We perform credit evaluations as needed and generally do not require collateral for our customers. We analyze accounts receivable, historical percentages of uncollectible accounts, and changes in payment history when evaluating the adequacy of the allowance for doubtful accounts for potential credit losses on customers’ accounts. For the years ended December 31, 2025 and 2024, we had write-offs of $2 and $70, respectively, and recorded a $2 and $35 provision for expected credit losses, respectively.

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

AEye, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of AEye, Inc. and subsidiaries (the “Company”) as of December 31, 2025 and December 31, 2024, the related consolidated statements of operations and comprehensive loss, stockholders’ equity (deficit), and cash flows for the years then ended, and the related notes to the consolidated financial statements. In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and December 31, 2024, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Evaluation of the accounting for and valuation of convertible debt

As discussed in Notes 1 and 9 to the consolidated financial statements, in January 2025, the Company entered into a Securities Purchase Agreement and issued (i) a senior unsecured convertible promissory note (the 2025 Note) for a principal amount of $3,240 thousand for an aggregate purchase price of $3,000 thousand and (ii) a warrant to purchase shares of the Company’s common stock. The Company elected to apply the fair value option to measure the 2025 Note. As a result of this election, the 2025 Note was recorded as a liability at fair value and was remeasured at each reporting period, with changes in fair value recognized in change in fair value of convertible note and warrant liabilities on the consolidated statement of operations.

We identified the evaluation of the accounting for, and valuation of, the 2025 Note as a critical audit matter. A high degree of subjective and complex auditor judgment was required, including the involvement of professionals with specialized skills and knowledge, to evaluate the appropriate accounting treatment and fair value of the 2025 Note.

The following are the primary procedures we performed to address this critical audit matter. We involved professionals with specialized skills and knowledge in complex debt transactions, who assisted us in evaluating the Company’s accounting assessment of the 2025 Note by inspecting the underlying agreements to identify relevant contract terms and evaluating whether the Company's accounting was in accordance with the technical accounting guidance. We involved valuation professionals with specialized skills and knowledge, who assisted us in evaluating the Company’s fair value estimate for the 2025 Note by comparing it to an independently developed fair value estimate using publicly available data.

/s/ KPMG LLP

We have served as the Company’s auditor since 2024.

Santa Clara, California

March 18, 2026

AEYE, INC. CONSOLIDATED BALANCE SHEETS (In thousands, except share and par value)

	As of December 31,
	2025	2024
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$43,356	$10,266
Marketable securities	43,104	12,012
Accounts receivable, net	77	11
Inventories, net	1,015	176
Prepaid and other current assets	2,081	2,706
Total current assets	89,633	25,171
Right-of-use assets	441	652
Property and equipment, net	577	605
Other noncurrent assets	242	692
Total assets	$90,893	$27,120

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$3,615	$3,598
Accrued expenses and other current liabilities	4,957	7,709
Total current liabilities	8,572	11,307
Operating lease liabilities, noncurrent	235	479
Convertible note	146	146
Other noncurrent liabilities	598	64
Total liabilities	9,551	11,996
COMMITMENTS AND CONTINGENCIES (Note 20)
STOCKHOLDERS’ EQUITY:
Preferred stock—$0.0001 par value: 1,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock—$0.0001 par value: 600,000,000 shares authorized; 45,169,913 and 13,734,160 shares issued and outstanding at December 31, 2025 and 2024	4	1
Additional paid-in capital	488,361	388,213
Accumulated other comprehensive income	30	5
Accumulated deficit	(407,053)	(373,095)
Total stockholders’ equity	81,342	15,124
Total liabilities and stockholders’ equity	$90,893	$27,120

The accompanying notes are an integral part of these consolidated financial statements.

AEYE, INC. CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (In thousands, except share and per share data)

	Year Ended December 31,
	2025	2024

Revenue	$233	$202
Cost of revenue	554	778
Gross loss	(321)	(576)
OPERATING EXPENSES:
Research and development	13,937	16,389
Sales and marketing	2,546	551
General and administrative	14,927	18,312
Total operating expenses	31,410	35,252
LOSS FROM OPERATIONS	(31,731)	(35,828)
OTHER INCOME (EXPENSE):
Change in fair value of convertible note and warrant liabilities	(1,895)	—
Interest income and other	1,991	799
Interest expense and other	(2,312)	(433)
Total other income (expense), net	(2,216)	366
Loss before income tax	(33,947)	(35,462)
Provision (benefit) for income tax	11	(2)
Net loss	$(33,958)	$(35,460)
Change in net unrealized gain (loss) on available-for-sale securities, net of tax	25	(5)
Comprehensive loss	$(33,933)	$(35,465)

PER SHARE DATA
Net loss per common share (basic and diluted)	$(1.47)	$(4.89)
Weighted average common shares outstanding (basic and diluted)	23,128,082	7,253,683

The accompanying notes are an integral part of these consolidated financial statements.

AEYE, INC. CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) (In thousands, except share data)

						Accumulated
					Additional	Other		Total
					Paid-in	Comprehensive	Accumulated	Stockholders’
	Preferred Stock		Common Stock		Capital	Income	Deficit	Equity
	Shares	Amount	Shares	Amount
BALANCE—December 31, 2024	—	$—	13,734,160	$1	$388,213	$5	$(373,095)	$15,124
Stock-based compensation	—	—	—	—	5,522	—	—	5,522
Issuance of common stock upon vesting of restricted stock units	—	—	1,287,583	—	—	—	—	—
Taxes related to net share settlement of equity awards	—	—	(557,230)	—	(643)	—	—	(643)
Issuance of common stock under the Common Stock Purchase Agreements	—	—	27,347,167	3	89,279	—	—	89,282
Transaction costs related to the Common Stock Purchase Agreements	—	—	—	—	(1,408)	—	—	(1,408)
Conversions of convertible note into common stock	—	—	2,405,573	—	2,591	—	—	2,591
Issuance of common stock through exercise of convertible note warrants	—	—	805,263	—	4,716	—	—	4,716
Issuance of common stock through the Employee Stock Purchase Plan	—	—	147,397	—	91	—	—	91
Other comprehensive income, net of tax	—	—	—	—	—	25	—	25
Net loss	—	—	—	—	—	—	(33,958)	(33,958)
BALANCE—December 31, 2025	—	$—	45,169,913	$4	$488,361	$30	$(407,053)	$81,342

						Accumulated
					Additional	Other		Total
					Paid-in	Comprehensive	Accumulated	Stockholders’
	Preferred Stock		Common Stock		Capital	Income (Loss)	Deficit	Equity
	Shares	Amount	Shares	Amount
BALANCE—December 31, 2023	—	$—	6,310,090	$1	$366,647	$10	$(337,635)	$29,023
Stock-based compensation	—	—	—	—	9,047	—	—	9,047
Issuance of common stock upon exercise of stock options	—	—	44,255	—	134	—	—	134
Issuance of common stock upon vesting of restricted stock units	—	—	558,223	—	—	—	—	—
Taxes related to net share settlement of equity awards	—	—	(137,803)	—	(161)	—	—	(161)
Issuance of common stock under the Common Stock Purchase Agreement	—	—	6,852,059	—	13,041	—	—	13,041
Stock issuance costs related to the Common Stock Purchase Agreement	—	—	—	—	(588)	—	—	(588)
Issuance of common stock through the Employee Stock Purchase Plan	—	—	107,336	—	93	—	—	93
Other comprehensive loss, net of tax	—	—	—	—	—	(5)	—	(5)
Net loss	—	—	—	—	—	—	(35,460)	(35,460)
BALANCE—December 31, 2024	—	$—	13,734,160	$1	$388,213	$5	$(373,095)	$15,124

The accompanying notes are an integral part of these consolidated financial statements.

AEYE, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands)

	Year Ended December 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(33,958)	$(35,460)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	155	129
Gain on sale of property and equipment, net	—	(12)
Noncash lease expense relating to operating lease right-of-use assets	211	956
Gain on termination of operating lease, net	(1,014)	(491)
Common stock purchase agreement costs	337	1,124
Debt issuance costs	2,020	—
Gain on extinguishment of warrant	(64)	—
Inventory write-downs, net of scrapped inventory	48	161
Change in fair value of convertible note and warrant liabilities	1,895	—
Stock-based compensation	5,522	9,047
Amortization of premiums and accretion of discounts on marketable securities, net of change in accrued interest	(378)	(611)
Expected credit losses, net of write-off	2	35
Changes in operating assets and liabilities:
Accounts receivable, net	(68)	85
Inventories, current and noncurrent, net	(678)	245
Prepaid and other current assets	(1,054)	1,490
Other noncurrent assets	241	215
Accounts payable	9	156
Accrued expenses and other current liabilities	(767)	(2,389)
Operating lease liabilities	(236)	(955)
Other noncurrent liabilities	—	(345)
Net cash used in operating activities	(27,777)	(26,620)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(109)	(486)
Proceeds from sale of property and equipment	—	45
Proceeds from redemptions and maturities of marketable securities	23,079	32,426
Purchases of marketable securities	(53,768)	(24,241)
Net cash provided by (used in) investing activities	(30,798)	7,744
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	—	134
Proceeds from the issuance of convertible notes	2,950	146
Payments for convertible note redemptions	(989)	—
Transaction costs related to issuance of convertible note	(658)	—
Taxes paid related to the net share settlement of equity awards	(643)	(161)
Proceeds from issuance of common stock under the Common Stock Purchase Agreements	90,961	11,080
Stock issuance costs related to the Common Stock Purchase Agreements	(1,835)	(1,232)
Proceeds from exercise of warrant	1,788	—
Proceeds from issuance of common stock through the Employee Stock Purchase Plan	91	93
Net cash provided by financing activities	91,665	10,060
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	33,090	(8,816)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH—Beginning of period	10,266	19,082
CASH AND CASH EQUIVALENTS—End of period	$43,356	$10,266
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$—	$—
Cash paid (refunded) for income taxes, net	58	(2)
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Noncash debt issuance costs	$1,362	$—
Stock issuance costs included in accounts payable and accrued liabilities	108	198
Purchases of property and equipment included in accounts payable and accrued liabilities	18	—
Operating lease liabilities extinguished upon termination of lease	—	16,325
Operating lease right-of-use asset derecognized upon termination of lease	—	10,371
Operating lease right-of-use assets obtained in exchange for lease obligation	—	753
Stock issuance costs through issuance of common stock	—	282
Proceeds from issuance of common stock in prepaid and other current assets	—	1,679

The accompanying notes are an integral part of these consolidated financial statements.

AEYE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data or otherwise stated)

1.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

AEye, Inc. and its wholly owned subsidiaries (the “Company” or “AEye”) is a provider of physical AI sensing solutions built on high-performance, active lidar systems for vehicle autonomy, advanced driver-assistance systems, or ADAS, robotic vision applications and a range of Non-Automotive applications. Our physical AI approach combines software‑defined sensing with adaptive perception capabilities that enable machines to interpret and respond to complex physical environments in real time. Our proprietary Intelligent Sensing Platform incorporates a solid‑state, software‑definable active lidar sensor; an adaptive SmartScan architecture that dynamically adjusts scan patterns for different scenes and targets; and a signal‑processing pipeline designed to deliver precise measurements and imaging for safety‑critical use cases. This platform is designed to support a broad set of markets beyond passenger vehicles, including rail, aerospace and defense, smart infrastructure, and security, where long‑range performance, environmental robustness, and software‑based configurability are key requirements.

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

The Company has funded its operations primarily through the issuances of common stock. Since its inception, the Company has incurred net losses and negative cash flows from operations and expects to incur additional operating losses and negative operating cash flows as management continues to focus on achieving commercialization of its lidar solutions and execute on its strategic initiatives. As of December 31, 2025, the Company's existing sources of liquidity included cash, cash equivalents, and marketable securities of $86,460. Management believes that the Company has sufficient financial resources to fund operations and meet its capital requirements and anticipated obligations as they come due in the next twelve months from the date of issuance of these consolidated financial statements.

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

Concentration of Credit Risk

Financial instruments which potentially subject the Company to concentration of credit risk consist primarily of cash, cash equivalents, and marketable securities, and accounts receivable, net. The Company places its cash and cash equivalents with major financial institutions, which management assesses to be of high credit quality, to limit the exposure of each investment. The Company’s marketable securities have investment grade ratings when purchased which mitigates risk.

The Company’s accounts receivable, net are derived from customers located in the U.S., Europe, and Asia-Pacific. The Company mitigates its credit risks by performing ongoing credit evaluations of its customers’ financial conditions. The Company generally does not require collateral.

The Company’s concentration of risk related to accounts receivable and accounts payable was determined by evaluating the number of customers and vendors accounting for 10% or more of accounts receivable (“AR”) and accounts payable (“AP”). As of December 31, 2025, the Company had three customers, each accounting for 10% or more of AR and one vendor accounting for 10% or more of AP. As of December 31, 2024, the Company had four customers, each accounting for 10% or more of AR and one vendor accounting for 10% or more of AP.

For the years ended December 31, 2025 and 2024, revenue from the Company’s major customers representing 10% or more of total revenue was as follows:

	Year ended December 31,
	2025	2024
Customer A	27%	*
Customer B	15%	*
Customer C	12%	*
Customer D	10%	*
Customer E	*	50%
Customer F	*	32%

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

Derivatives

The Company accounts for derivative instruments in accordance with the Financial Accounting Standards Board's (FASB) Accounting Standards Codification (ASC) Topic 815, Derivatives and Hedging (“ASC 815”). The Company’s objectives and strategies for using derivative instruments, and how the derivative instruments and related hedged items are accounted for affect the financial statements.

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

If necessary, accounts receivable are reduced by a provision for expected credit losses, which is the Company’s best estimate of the amount of credit losses inherent in its existing accounts receivable. The Company reviews the provision quarterly based on historical experience with each customer and the specifics of each arrangement. During the years ended December 31, 2025 and 2024, the Company had write-offs of $2 and $70, respectively. There are no provisions for credit losses as of December 31, 2025 and 2024.

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

Impairment of Long-Lived Assets

The Company evaluates its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If the test for recoverability identifies a possible impairment, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. The fair value is calculated based on estimated salvage value, estimated orderly liquidation value, or a value-in-use approach depending on the asset's highest and best use. When an impairment loss is recognized for assets to be held and used, the adjusted carrying amount of the long-lived asset becomes its new cost basis which is depreciated over the asset's remaining useful life. No impairment charges were recorded for the years ended  December 31, 2025 and 2024.

Warrant Liability

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant's specific terms and applicable authoritative guidance. The warrants assumed in connection with the 2022 convertible note, the 2025 convertible note, and the warrants issued in connection with the lease settlement are accounted for in accordance with ASC 815-40, Derivatives and Hedging—Contracts in Entity’s Own Equity, under which the warrants do not meet the criteria for equity treatment and must be recorded as liabilities. The Private Placement Warrants issued in connection with the business combination are classified as liabilities. The Company adjusts the warrants to fair value at each reporting period. The warrant liabilities are subject to remeasurement at each balance sheet date until exercised, and any change in fair value is recognized in the consolidated statements of operations.

Leases

The Company determines if an arrangement is or contains a lease at inception. The Company evaluates the classification of leases at commencement, and, as necessary, at modification. Operating leases, consisting of office leases, are included in Right-of-Use ("ROU") assets, Accrued expenses and other current liabilities, and Operating lease liabilities, non-current, on the Company's consolidated balance sheets. The Company did not have any finance leases as of  December 31, 2025 and 2024. ROU assets represent the Company's right to an underlying asset for the lease term, and lease liabilities represent the Company's obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. The operating lease ROU asset also includes any lease payments made prior to lease commencement and initial direct costs and excludes lease incentives. Variable lease payments not dependent on an index or a rate are expensed as incurred and are not included within the ROU asset and lease liability calculation. Variable lease payments primarily include reimbursements of costs incurred by lessors for common area maintenance and utilities. As most of the Company's leases do not include an implicit rate, the Company uses the incremental borrowing rate based on the estimated rate of interest for collateralized borrowing over a similar term of the lease payments at commencement date in determining the present value of future payments. The incremental borrowing rate is a hypothetical rate based on the Company's understanding of what its credit rating would be for a secured borrowing when the lease was executed. The Company's lease term includes the non-cancelable period, any rent-free periods provided by the lessor, and options to extend or terminate the lease when it is reasonably certain that it will exercise that option. At lease inception, and in subsequent periods as necessary, the Company estimates the lease term based on its assessment of extension and termination options that are reasonably certain to be exercised. Operating lease expense for lease payments is recognized on a straight-line basis over the lease term and is included in operating expenses on the consolidated statements of operations and comprehensive loss. The Company elected to exclude from its balance sheets recognition of leases having a term of 12 months or less (short-term leases) and elected to not separate lease components and non-lease components for its long-term real estate leases.

Convertible Notes

The Company adopted Accounting Standards Update (“ASU”) 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”). The Company elected to apply the fair value measurement option to the 2022 convertible note and the 2025 convertible note on the dates that the Company first recognized the respective convertible note in the consolidated balance sheets. The Company acknowledges that its election to apply the fair value option is irrevocable. As of December 31, 2025, the 2022 convertible note and the 2025 convertible note have no outstanding principal balance, as all outstanding principal and accrued interest has been fully settled. Changes in fair value were recorded in the consolidated statements of operations and changes in fair value related to credit risk are recorded in other comprehensive loss. The Company reported interest expense, including accrued interest, related to this convertible debt under the fair value option, within the change in fair value of convertible notes in the consolidated statement of operations.

Revenue Recognition

The Company generates revenues from the sale of products and from development arrangements with companies in both the Automotive and Non-Automotive markets. Under FASB ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”), the Company accounts for such arrangements as contracts with customers and accordingly recognizes revenue by applying the following steps:

•	Identification of the contract, or contracts, with a customer
•	Identification of the performance obligations in the contract
•	Determination of the transaction price
•	Allocation of the transaction price to the performance obligations in the contract
•	Recognition of revenue when, or as, the Company satisfies a performance obligation

Revenue from the sale of products is generally recognized at a point in time when control of the goods is transferred. Certain sales contracts include services to install and commission or customize the product for customers. Revenues from these services are categorized as product revenue and recognized either over time as the services are being performed, or at a point in time, depending on the nature of the services and whether the criteria for recording revenue over time are met in accordance with ASC 606.

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

The Company provides standard product warranties for a term of typically 90 days to one year to ensure that its products comply with agreed-upon specifications. Standard warranties are considered to be assurance type warranties and are not accounted for as separate performance obligations. Estimated future warranty costs are accrued and charged to cost of sales in the period that the related revenue is recognized. These estimates are based on historical warranty experience and any known or expected changes in warranty exposure, such as trends of product reliability and costs of repairing and replacing defective products. The Company assesses the adequacy of its recorded warranty liabilities on a quarterly basis and adjusts the amounts as necessary. Warranty costs are included within accrued expenses and other liabilities on the consolidated balance sheets. Refer to Note 8 for further information on warranty reserve amounts.

Other Policies, Judgments and Practical Expedients

Contract assets and liabilities. Contract assets primarily represent revenues recognized for performance obligations that have been satisfied but for which amounts have not been billed. Contract liabilities relate to deferred revenue. Deferred revenue consists of amounts that have been invoiced and/or cash received but for which revenue has not been earned. This generally includes unrecognized revenue balances for development arrangements. Deferred revenue that will be realized during the succeeding 12-month period is recorded within current liabilities and the remaining deferred revenue is recorded as noncurrent liabilities. The Company did not have any contract assets or contract liabilities as of December 31, 2025.

Right of return. The Company’s general terms and conditions for its contracts do not contain a right of return that allows the customer to return products and receive a credit. Therefore, the Company does not estimate returns and generally recognizes revenue at contract price upon product shipment or delivery.

Significant financing component. In certain arrangements, the Company receives payment from a customer either before or after the performance obligation has been satisfied. The expected timing difference between the payment and satisfaction of performance obligations for all of the Company’s contracts is one year or less; therefore, the Company applies a practical expedient and does not consider the effects of the time value of money on transaction price. The Company’s contracts with customer prepayment terms do not include a significant financing component because the primary purpose is not to receive financing from the customers. The Company did not have any outstanding receivables with financing components as of December 31, 2025.

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

Cost of Revenue

Cost of revenue primarily consists of costs directly associated with the production of lidar units that are held for sale and certain costs associated with development arrangements. Such costs for product are direct materials, direct labor, indirect labor, inventory write-downs, losses on purchase commitments, warranty expense, and allocation of overhead. Direct and indirect labor includes personnel-related costs and packaging and procurement respectively associated with the production of lidar units. Other costs such as indirect manufacturing costs are recognized in research and development and general and administrative expenses on the consolidated statements of operations and comprehensive loss. Costs associated with development arrangements include the direct costs and allocation of overhead costs involved in the execution of the contract.

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

The Company recognizes interest and penalties related to unrecognized tax benefits in the provision for income tax expense in the accompanying consolidated statements of operations and comprehensive loss. Accrued interest and penalties are included in accrued expenses and other current liabilities in the consolidated balance sheets. As of and for the year ended December 31, 2025 and 2024, there were no interest or penalties recorded.

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

Recently Adopted Accounting Pronouncements

The Company adopted, ASU 2023-09, Income Taxes (Topic 740) - Improvements to Income Tax Disclosures, in the fourth quarter of 2025. The amendments in this update require public entities to increase the transparency and usefulness of income tax information through improvements to the income tax disclosures primarily related to the rate reconciliation and income taxes paid information. The adoption of this guidance resulted in incremental disclosures in the Company’s consolidated financial statements.

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

The Company’s financial assets and liabilities measured at fair value on a recurring basis and the level of inputs used for such measurements were as follows (in thousands):

	Fair Value Measured as of December 31, 2025 Using:
				Cash and
	Adjusted	Unrealized	Fair	Cash	Marketable
	Cost	gains	Value	Equivalent	Securities
Assets
Level 1
Money market funds	$42,718	$—	$42,718	$42,718	$—
Level 2
Corporate bonds	19,620	13	19,633	—	19,633
Commercial paper	7,531	3	7,534	—	7,534
U.S. Government securities	8,003	9	8,012	—	8,012
Agency bonds	2,018	—	2,018	—	2,018
Asset backed securities	5,902	5	5,907	—	5,907
Total financial assets	$85,792	$30	$85,822	$42,718	$43,104
Liabilities
Level 2
Private placement warrant liability	$—	$—	$—	$—	$—
Level 3
Derivative warrant liability	—	—	560	—	—
Total financial liabilities	$—	$—	$560	$—	$—

	Fair Value Measured as of December 31, 2024 Using:
				Cash and
	Adjusted	Unrealized	Fair	Cash	Marketable
	Cost	gains	Value	Equivalent	Securities
Assets
Level 1
Money market funds	$6,965	$—	$6,965	$6,965	$—
Level 2
Corporate bonds	9,660	4	9,664	—	9,664
Commercial paper	945	—	945	—	945
U.S. Government securities	1,402	1	1,403	—	1,403
Total financial assets	$18,972	$5	$18,977	$6,965	$12,012
Liabilities
Level 2
Private placement warrant liability	$—	$—	$—	$—	$—
Level 3
Derivative warrant liability	—	—	26	—	—
Total financial liabilities	$—	$—	$26	$—	$—

The Company’s financial assets and liabilities subject to fair value procedures were comprised of the following:

Money Market Funds: The Company holds financial assets consisting of money market funds. These securities are valued using observable inputs, such as quoted prices in active markets for identical assets or liabilities.

Marketable Securities: The Company holds financial assets consisting of fixed-income U.S. government securities, corporate bonds, commercial paper, agency bonds, and asset-backed securities. The securities are valued using prices from independent pricing services based on quoted prices of identical instruments in less active or inactive markets. Additionally, quoted prices of similar instruments in active market or industry models using data inputs such as interest rates and prices that can be directly observed or corroborated in active markets are used to value marketable securities.

Derivative Warrant Liability: On September 15, 2022, the Company entered into a convertible note agreement with a face value of $10,500 (the "2022 Note"). The Company issued warrants as part of the 2022 Note. The warrants are recorded on the consolidated balance sheets at fair value. The fair value is based on unobservable inputs, which represent Level 3 measurements within the fair value hierarchy. The fair value estimate of the warrants was based on a Monte-Carlo simulation model. Inherent in a Monte-Carlo simulation model are assumptions related to price, volatility, risk-free interest rate, term to expiration, and dividend yield. The price is based on the publicly traded price of the Company's common stock as of the measurement date. The Company estimated the volatility for the warrants based on the historical and implied volatilities of the Company's publicly traded common stock. The risk-free interest rate is based on interpolated U.S. Treasury rates, commensurate with a similar term to the warrants. The term to expiration was calculated as the contractual term of the warrants of five years. Finally, the Company does not currently anticipate paying a dividend. Any changes in these assumptions can change the valuation significantly. Changes in fair value are recognized in other income (expense) for each reporting period. Derivative Warrant Liability was included within other noncurrent liabilities on the consolidated balance sheets. These warrants were cancelled on July 28, 2025.

In January 2025, the Company entered into a convertible note agreement with a face value of $3,000 (the "2025 Note"). The Company issued a warrant to purchase up to 805,263 shares of the Company’s common stock. The warrant was recorded on the accompanying consolidated balance sheet at fair value. The fair value is based on unobservable inputs, which represent Level 3 measurements within the fair value hierarchy. The fair value estimate of the warrant was based on a Black-Scholes model. Inherent in a Black-Scholes model are assumptions related to price, volatility, risk-free interest rate, term to expiration, and dividend yield. Changes in fair value were recognized in other income (expense) for each reporting period. Derivative Warrant Liability was included within other noncurrent liabilities on the consolidated balance sheets. These warrants were exercised in full on  July 28, 2025.

In  August 2025, in connection with the lease settlement (see Note 5 for details of the settlement), the Company issued warrants, which are recorded on the accompanying consolidated balance sheets at fair value. The fair value is based on unobservable inputs, which represent Level 3 measurements within the fair value hierarchy. The fair value estimate of the warrants was based on a Black-Scholes model. Inherent in a Black-Scholes model are assumptions related to price, volatility, risk-free interest rate, term to expiration, and dividend yield. Changes in fair value are recognized in other income (expense) for each reporting period. Derivative Warrant Liability is included within other noncurrent liabilities on the consolidated balance sheets.

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

For the years ended December 31, 2025 and 2024, there were no transfers between Level 1 and Level 2 inputs.

The following table presents a summary of the changes in fair value of the Company’s Level 3 financial instruments for the year ended  December 31, 2025 (in thousands):

	Derivative
	Warrant
	Liability	2025 Note	Total
Balance at December 31, 2024	$26	$—	26
Additions	1,945	3,266	5,211
Change in fair value included in other income (expense), net	1,581	314	1,895
Payments and conversions	—	(3,580)	(3,580)
Extinguishment and exercise	(2,992)	—	(2,992)
Balance at December 31, 2025	$560	$—	$560

The key inputs into the Black-Scholes model for the derivative warrant issued as a result of the lease settlement valued at  December 31, 2025 are as follows:

December 31, 2025
Expected term (years)	4.7
Expected volatility	140.0%
Risk-free interest rate	3.7%
Dividend yield	—%
Exercise price	$2.22

If factors or assumptions change, the estimated fair values could be materially different. The value of the Company’s derivative warrant liabilities would increase if a higher risk-free interest rate was used and would decrease if a lower risk-free interest rate was used. Similarly, a higher volatility assumption would increase the value of the liabilities, and a lower volatility assumption would decrease the value of the liabilities.

3.	INVENTORIES

Inventory, net of write-downs, as of December 31, 2025 and 2024 were as follows (in thousands):

	As of December 31,
	2025	2024
Raw materials	$826	$158
Work in-process	78	—
Finished goods	111	18
Total inventory, net	$1,015	$176

The Company also had $0 and $209 of noncurrent inventory (raw materials), net of write-downs, classified within other noncurrent assets on the consolidated balance sheet as of  December 31, 2025 and 2024, respectively.

4.	PREPAID AND OTHER CURRENT ASSETS

Prepaid and other current assets as of December 31, 2025 and 2024 were as follows (in thousands):

	As of December 31,
	2025	2024
Prepaid expenses	$2,022	$966
Receivable for issuance of common stock	—	1,679
Other	59	61
Total prepaid and other current assets	$2,081	$2,706

5.	LEASES

The Company leases office facilities in Northern California under non-cancelable operating leases. In July 2024, the Company entered into two new long-term leases, one of which the Company uses as its headquarters, which was amended in February 2026 to extend the term and add additional square footage.

Some of the Company's leases include options to renew, with renewal terms that, if exercised by the Company, extend the lease term for five years. The exercise of these renewal options is at the Company's discretion. The Company's lease agreements do not contain any material terms and conditions of residual value guarantees or material restrictive covenants. The Company's short-term lease expense was determined to not be material.

On November 14, 2023, the Company assigned an operating lease resulting in the Company being relieved of its primary obligation under this lease. As a result of the lease assignment, a new tenant assumed the primary obligation under the lease, with the Company becoming secondarily liable. If the new tenant should fail to perform under the lease, the Company could be liable to fulfill any remaining lease obligations. The lease had a remaining term of 1.7 years as of December 31, 2025 with the Company serving as guarantor for the remaining term. The resulting maximum exposure includes $166 of undiscounted future minimum lease payments plus potential additional payments to satisfy maintenance, taxes, and insurance requirements for the remainder of the lease term.

In August 2024, one of the Company's existing leases, originally set to expire on November 30, 2026, was terminated early. In conjunction with the early termination, the Company recorded a net gain of $491 on termination of the operating lease during the year ended December 31, 2024. The net gain included a gain of $5,954, comprised of a $16,325 net liability reduction, partially offset by a $10,371 decrease in its remaining right of use asset.  Additionally, in accordance with terms in the lease agreement and based on certain assumptions, the Company recorded a lease termination loss of $5,463, representing estimated unpaid rent for the remaining term. The net gain was recorded in general and administrative expenses in the consolidated statement of operations and comprehensive loss. The lease termination liability was reduced by the draw-down of the $2,150 letter of credit by the landlord in August 2024; the remaining lease termination liability of $3,313 as of December 31, 2024 was recorded in accrued expenses and other current liabilities in the consolidated balance sheet.

On  April 28, 2025, the Company and the former landlord entered into a settlement agreement to resolve all outstanding disputes related to the early termination of the lease. Under the terms of the agreement, the Company paid $1,400 in cash and issued a warrant to purchase up to 350,000 shares of the Company's common stock at an exercise price of $2.22 per share, which had a fair value of $899 on the date of issuance. The Company recorded a net gain on termination of operating lease of $1,014 during the year ended  December 31, 2025.

The components of operating lease expenses, excluding the gain on lease termination, for the years ended December 31, 2025 and 2024 were as follows (in thousands):

	Year ended December 31,
	2025	2024
Operating lease cost	$289	$1,498
Variable lease cost	16	204
Total operating lease cost	$305	$1,702

Supplemental cash flow information for the years ended December 31, 2025 and 2024 were as follows (in thousands):

	Year ended December 31,
	2025	2024
Cash paid for operating leases included in operating cash flows	$306	$1,497

Supplemental balance sheet information related to operating leases as of December 31, 2025 and 2024 was as follows (in thousands):

	As of December 31,
	2025	2024
Operating lease right-of-use assets	$441	$652

Operating lease liabilities:
Operating lease liabilities, current	$275	$267
Lease termination liability	—	3,313
Operating lease liabilities, non-current	235	479
Total operating lease liabilities	$510	$4,059

	As of December 31,
	2025	2024
Weighted average remaining lease term (in years)	1.89	2.89
Weighted average discount rate	6.40%	6.40%

Maturities of lease liabilities as of December 31, 2025, are as follows (in thousands).

Years ending - December 31:
2026	$283
2027	257
Total lease payments	540
Less amount to discount to present value	(30)
Present value of lease liabilities	$510

6.	PROPERTY AND EQUIPMENT, NET

Property and equipment, net as of December 31, 2025 and 2024 consists of the following (in thousands):

	As of December 31,
	2025	2024
Machinery and equipment	$218	$171
Computers, software and related equipment	63	25
Office furniture and equipment	16	5
Vehicles	56	56
Leasehold improvements	228	204
Construction in progress	254	246
Total property and equipment	835	707
Less accumulated depreciation and amortization	(258)	(102)
Property and equipment, net	$577	$605

Depreciation and amortization expense related to property and equipment amounted to $155 and $129 recognized within research and development, sales and marketing, and general and administrative expenses within the consolidated statements of operations and comprehensive loss for the years ended December 31, 2025 and 2024, respectively. The Company recorded disposals of gross property and equipment of $59 in the year ended  December 31, 2024. The carrying amount of the property and equipment disposed in the year ended  December 31, 2024 was $32. There were no disposals during the year ended  December 31, 2025.

7.	OTHER NONCURRENT ASSETS

Other noncurrent assets as of December 31, 2025 and 2024 were as follows (in thousands):

	As of December 31,
	2025	2024
Noncurrent inventory	$—	$209
Long-term prepaid expenses	136	352
Security deposits	106	131
Total other noncurrent assets	$242	$692

8.	ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities as of December 31, 2025 and 2024 were as follows (in thousands):

	As of December 31,
	2025	2024
Lease termination liability	$—	$3,313
Accrued bonuses	3,605	2,875
Accrued payroll	402	347
Operating lease liabilities	275	267
Accrued payroll taxes	151	159
Accrued other	524	748
Total accrued expenses and other current liabilities	$4,957	$7,709

9.	CONVERTIBLE NOTES

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

2025 Convertible Note

In  January 2025, the Company entered into a Securities Purchase Agreement with a certain institutional investor and issued (i) a senior unsecured convertible promissory note (the "2025 Note") for an aggregate principal amount of $3,240 for an aggregate purchase price of $3,000 and (ii) a warrant to purchase up to 805,263 shares of the Company’s common stock. The 2025 Note, subject to an original issue discount of 7.4%, had a term of eighteen months and accrued interest at the rate of 7% per annum.  The interest  may be settled in cash or shares at the option of the Company and was payable together with monthly redemptions of the outstanding principal amount of the 2025 Note. The 2025 Note was convertible into common stock, at a per share conversion price equal to $2.22, subject to adjustments noted in the 2025 Note.

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

The Company and investor entered into a registration rights agreement (the “Registration Rights Agreement”) to which the Company was required to file a registration statement registering the resale by the investor of any shares of the Company’s common stock issuable upon conversion, including the resale of shares issuable upon exercise of the associated warrants. The Company is required to meet certain obligations with respect to the timeliness of the filing and effectiveness of the registration statement. The Company filed such registration statement on  January 16, 2025, and an amendment thereto on  February 25, 2025, which was declared effective by the U.S. Securities and Exchange Commission on  March 4, 2025.

The Company elected to apply the fair value option to the measurement of the 2025 Note. As a result of adopting the fair value option, no embedded derivatives are bifurcated from the 2025 Note. The Company classified the 2025 Note as a liability at fair value and remeasured the 2025 Note to fair value at each reporting period. The total proceeds received from the investor of $3,000 was allocated between the 2025 Note and the related warrants issued using the relative fair value method at issuance date. This resulted in an initial fair value of $3,266 being allocated to the 2025 Note, and $1,046 allocated to the associated warrants. The Company recorded a non-cash issuance cost of $1,312, representing the difference between the fair value and proceeds received, within Interest expense and other on the consolidated statement of operations. The fair value measurement included the assumption of accrued interest and expense and thus a separate amount was not reflected on the consolidated statement of operations.

During the year ended December 31, 2025, the Company made cash payments of $989. Additionally, $2,591 in aggregate principal and interest were converted into 2,405,573 shares of common stock. As of December 31, 2025, the 2025 Note was fully repaid and all associated warrants fully exercised.

10.	INTEREST EXPENSE AND OTHER

Interest expense and other for the years ended December 31, 2025 and 2024 consisted of the following (in thousands):

	Year ended December 31,
	2025	2024
Common stock purchase agreement costs	$337	$1,124
Debt issuance costs	2,020	—
Amortization of premiums (accretion of discounts) on marketable securities, net	(394)	(694)
Expected credit losses	2	35
Loss (gain) on foreign currency	340	(37)
Other	7	5
Interest expense and other	$2,312	$433

11.	STOCKHOLDERS’ EQUITY

The Company is authorized to issue 600,000,000 shares of common stock, par value $0.0001 per share. As of December 31, 2025, the Company had 45,169,913 shares of common stock issued and outstanding.

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

Dividend rights: Subject to any other provisions of the Charter, each holder of Class A common stock will be entitled to receive, in proportion to the number of shares of the Class A common stock held, such dividends and other distributions in cash, stock, or property of the Company when, as and if declared thereon by the Board from time to time out of assets or funds of the Company legally available therefor.

Rights upon liquidation: In the event of any liquidation, dissolution, or winding up (either voluntary or involuntary) of the Company, after payments to creditors of the Company that may at the time be outstanding, and subject to the rights of any holders of the Company preferred stock that may then be outstanding, holders of shares of the Class A common stock will be entitled to receive ratably, in proportion to the number of shares of the Class A common stock held by them, all remaining assets of the Company available for distribution.

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

The Company is authorized to issue up to 1,000,000 shares of preferred stock, each with a par value of $0.0001 per share. As of December 31, 2025, no shares of preferred stock were issued and outstanding.

Warrants — As of December 31, 2025, the Company had 5,555 Private Placement warrants and 255,555 Public warrants outstanding. Each warrant entitles the registered holder to purchase one share of the Company's common stock at a price of $345.00 per share.

In  January 2025, in connection with the 2025 Note, the Company issued warrants to the investor. The warrants entitled the investor to purchase up to 805,263 shares of the Company’s common stock at a stock price of $2.22 per share. These warrants were exercised in full on  July 28, 2025.

In  August 2025, in connection with the lease settlement (see Note 5 for details of the settlement), the Company issued warrants. The warrant entitled the previous landlord to purchase up to 350,000 shares of the Company’s common stock with an exercise price of $2.22 per share, subject to a five year term. As of  December 31, 2025, no shares were exercised pursuant to the warrants.

On September 15, 2022, in connection with the issuance of the 2022 Note, the Company issued warrants to the investor. The warrants are immediately exercisable and entitle the investor to purchase up to 58,333 shares of common stock at a price of  $105.00 per share, subject to a four year term. These warrants were cancelled on July 28, 2025 and the Company recorded a gain of $64 in other income in the consolidated statements of operations during the year ended December 31, 2025.

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

This Purchase Agreement was terminated in July 2024. In total, 996,866 shares were issued under the Tumim Stone Purchase Agreement for gross proceeds totaling $5,516.

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

This CSPA agreement was terminated in December 2025. In total, the Company issued 8,980,713 shares of its common stock, including commitment shares, for gross proceeds totaling $27,754.

Alliance Global Partners (“A.G.P.”) At Market Issuance Sales Agreement (the “ATM Agreement”) — On September 12, 2024, the Company entered into the ATM and a Registration Rights Agreement with A.G.P. Under the terms and subject to the conditions of the ATM Agreement, the Company may issue and sell through A.G.P. the Company's common stock having an aggregate value offering price of up to $2,600 ("Placement Shares") from time to time through an "at-the-market" equity offering program. The Company has sole discretion to initiate such sales of common stock over a period of 36 months. Under the terms and subject to the conditions of the ATM Agreement, the Company will set the parameters for the sale of shares, including the number or dollar amount of Placement Shares to be issued, the time period during which sales are requested to be made, any limitation on the number or dollar amount of Placement Shares that may be sold in any one trading day and any minimum price below which sales may not be made. The Company will pay a cash commission rate of up to 3.0% of the gross proceeds from the sale of Placement Shares sold pursuant to the ATM Agreement. In December 2025, the Company increased the aggregate amount available under the ATM program to $125,000, following multiple prior increases since the original agreement.

The Company sold 23,220,784 shares through A.G.P. under the ATM Agreement for gross proceeds totaling $68,436 through  December 31, 2025. The remaining availability under the agreement is $56,564 as of  December 31, 2025.

Registered Direct Offering — On May 29, 2024, the Company entered into a Securities Purchase Agreement with certain institutional investors pursuant to which the Company agreed to issue and sell, in a registered direct offering, an aggregate of 727,706 shares of the Company's common stock, par value $0.0001 per share, at a per share purchase price of $3.4480 for gross proceeds totaling $2,509.

12.	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The changes in accumulated other comprehensive income (loss) by component for the years ended December 31, 2025 and 2024 are as follows (in thousands):

Unrealized gains
(losses) on
available-for-sale
securities
Balance at December 31, 2023	$10
Other comprehensive income (loss) before reclassifications, net of tax	(5)
Balance at December 31, 2024	$5
Other comprehensive income (loss) before reclassifications, net of tax	25
Balance at December 31, 2025	$30

13.	NET LOSS PER SHARE

The following table sets forth the basic and diluted net loss per share attributable to common stockholders for the periods presented (in thousands, except per share data):

	Year ended December 31,
	2025	2024
Numerator:
Net loss attributable to common stockholders	$(33,958)	$(35,460)
Denominator:
Weighted average common shares outstanding- Basic	23,128,082	7,253,683
Weighted average common shares outstanding- Diluted	23,128,082	7,253,683

Net loss per share attributable to common stockholders - Basic and Diluted	$(1.47)	$(4.89)

Due to net losses for the years ended December 31, 2025 and 2024, basic and diluted net loss per share were the same, as the effect of all potentially dilutive securities would have been anti-dilutive. The following table sets forth the anti-dilutive common share equivalents for the periods listed:

	Year ended December 31,
	2025	2024
Common stock options issued and outstanding	122,922	139,320
Unvested restricted stock units	601,073	384,783
Warrants	611,110	319,443
Common Stock Purchase Agreement	30,741,382	23,675,174
Conversion of convertible note	87,099	119,582
ESPP	59,522	37,882
Total	32,223,108	24,676,184

14.	STOCK-BASED COMPENSATION

The Company has six equity incentive plans, the 2014 US LADAR Inc. Equity Incentive Plan (the “2014 Plan”), the 2016 Stock Plan (the “2016 Plan”), the 2021 Equity Incentive Plan (the “Incentive Plan”), the 2022 Employee Stock Purchase Plan (the "ESPP"),  the 2023 CEO Inducement Grant Plan (the "CEO Plan"), and the 2025 Employment Inducement Incentive Award Plan, (“2025 EIIAP”). On August 16, 2021, the Company’s 2014 Plan and 2016 Plan were terminated in connection with the closing of the business combination as defined in Note 1, but continue to govern the terms of outstanding equity awards that were granted prior to the termination of the plans.

2014 Plan and 2016 Plan

The 2014 and 2016 Plan provide for the grant of incentive stock options to employees only and non-statutory stock options and RSUs to employees, directors, and consultants of the Company. As of August 16, 2021, the Company no longer grants equity awards pursuant to the 2014 Plan or 2016 Plan, and as of December 31, 2025, 58,056 RSUs were granted.

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

2021 Equity Incentive Plan

The Incentive Plan became effective immediately upon the closing of the business combination on August 16, 2021 and initially reserved 514,681 shares of common stock for issuance thereunder. The Incentive Plan includes an evergreen provision that provides for an annual increase in the number of shares of common stock available for issuance thereunder beginning on January 1, 2022 and ending on January 1, 2032, equal to 5% of the shares of the Company’s common stock outstanding on December 31, 2021 for the first year and by 3% of the total number of shares of common stock outstanding on December 31 of the preceding calendar year for each year thereafter, or a lesser number of shares as determined by the Board of Directors. Since January 1, 2022, the Board of Directors have authorized the addition of 1,549,868 shares of common stock to be added to the Incentive Plan for issuance.

Under the Incentive Plan, RSU’s vest depending on their vesting schedule. For newly hired employees, RSU’s generally vest 25% during the quarterly release date following the recipient’s one year anniversary of their start date. The remaining amounts generally vest quarterly over the next two years. For existing employees, these RSUs generally vest quarterly over one year. The fair value of the RSU is equal to the fair value of the Company’s common stock on the date of grant.

The Company adds back cancelled, unvested shares and those shares withheld in connection with the net share settlement of vested RSU's to the pool of shares available for future grants. As of December 31, 2025, 3,225,045 RSUs were granted to certain individuals under the Incentive Plan.

2022 Employee Stock Purchase Plan

On May 10, 2022, the Company's stockholders approved the 2022 Employee Stock Purchase Plan (the "ESPP"), authorizing 66,666 shares of common stock to be reserved for issuance under the ESPP. The number of shares reserved and available for issuance under the ESPP shall be cumulatively increased by the 1% of the number of shares issued and outstanding on December 31 of the preceding calendar year for each year thereafter, or a lesser number of shares as determined by the Board of Directors. Since January 1, 2023, the Board of Directors have authorized the addition of 252,806 shares of common stock to be added to the ESPP for issuance.

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

During the years ended  December 31, 2025 and 2024, 147,397 and 107,336 shares, respectively, were purchased under the ESPP. As of  December 31, 2025 and 2024, the Company has withheld $49 and $41 of contributions from its employees within accrued expenses and other current liabilities on the consolidated balance sheets.

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

2025 Employment Inducement Incentive Award Plan

In October 2025, the Board of Directors approved the 2025 Employment Inducement Incentive Award Plan (“2025 EIIAP”) which was created as an inducement for accepting employment with the Company.

The maximum aggregate number of shares of common stock that may be issued under the 2025 EIIAP is 3,000,000 shares of common stock. The awards vest over three years, with a one-year cliff of 33.3% of the RSUs on the 15th day of the second month of the calendar quarter following the recipient’s one year anniversary of their start date. The remaining amounts generally vest quarterly over the following two years. The fair value of the RSU is equal to the fair value of the Company’s common stock on the date of grant.

As of December 31, 2025, 100,000 RSUs were granted to a certain individual under the 2025 EIIAP.

A summary of stock option activity related to the Plans as of December 31, 2025 is as follows:

		Weighted	Weighted
	Outstanding	Average	Average	Aggregate
	Stock	Exercise	Contractual	Intrinsic
	Options	Price	Life (Years)	Value
Balance at December 31, 2024	139,320	$12.39	3.84	$—
Granted	—	—
Exercised	—	—
Forfeited	—	—
Expired	(16,398)	12.57
Balance at December 31, 2025	122,922	$12.36	3.02	$—
Vested and expected to vest as of December 31, 2025	122,922	$12.36	3.02	$—
Vested and exercisable as of December 31, 2025	122,922	$12.36	3.02	$—

The aggregate intrinsic value is the difference between the current fair value of the underlying common stock and the exercise price for in-the-money stock options. The Company did not grant any options during the years ended December 31, 2025 and 2024.

The following table summarizes the RSU award activity under the Plans:

		Weighted
		Average
		Grant date
		Fair Value
	Shares	per Share
Unvested at December 31, 2024	384,783	$16.88
Granted	1,563,164	1.14
Forfeited	(59,291)	5.00
Vested	(1,287,583)	4.48
Unvested at December 31, 2025	601,073	$3.65

The total fair value of RSUs that vested during the year ended December 31, 2025 was $5,763.

Stock-Based Compensation Expense —The following table summarizes stock-based compensation expense recorded in each financial statement line item in the Company’s consolidated statements of operations and comprehensive loss for the year ended December 31, 2025 and 2024 (in thousands):

	Year ended December 31,
	2025	2024
Research and development	1,415	3,433
Sales and marketing	397	247
General and administrative	3,710	5,367
Total stock-based compensation	$5,522	$9,047

The total unrecognized compensation expense for RSUs was $1,813 as of December 31, 2025 which is expected to be recognized over an estimated weighted average period of 1.49 years. The total unrecognized compensation expense for the ESPP was $340 as of December 31, 2025 which is expected to be recognized over an estimated weighted average period of 1.07 years.  There is no unrecognized compensation expense for stock options as of  December 31, 2025.

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

The following table summarizes the range of valuation assumptions used in estimating the fair value of the ESPP during the period:

Year ended
December 31, 2025
Expected term (years)	0.50 - 2.00
Expected volatility	144.0% - 182.8%
Risk-free interest rate	3.6% - 4.4%
Dividend yield	—%

15.	Segment Reporting

The Company has one reportable segment managed on a consolidated basis by the Chief Executive Officer ("CEO") who is the chief operating decision maker (“CODM”). In identifying one reportable segment, the Company considered the basis of organization for the design and development of high-performance, active lidar systems and applications.

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

16.	REVENUE

Product Revenue

The Company recorded revenue for product sales of $157 and $97 in 2025 and 2024, respectively. The Company does not incur significant contract costs in fulfilling or obtaining their contracts with customers.

Development Contracts

The Company has entered into research and development contracts as well as a sales, marketing, and technical support service contract with companies primarily in both the Automotive and Non-Automotive markets. The Company assessed the number of performance obligations associated with the promises under each agreement, and recognized $76 and $105 in revenue for performance obligations that had been satisfied as of  December 31, 2025 and 2024 respectively, in the consolidated statements of operations and comprehensive loss.

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

	Year ended December 31,
	2025	2024
Revenue by primary geographical market:
United States	$117	$154
Europe	93	48
Asia-Pacific	23	—
Total	$233	$202

Revenue by timing of recognition:
Recognized at a point in time	$157	$97
Recognized over time	76	105
Total	$233	$202

Contract Liabilities

The Company had no contract liabilities as of December 31, 2025 and 2024.

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

17.	RESTRUCTURING

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

The Company recorded a net gain of $368 during the year ended December 31, 2024, primarily relating to the net gain on termination of lease, partially offset by losses on purchase commitments and one-time termination benefits.  Restructuring-related liabilities were included in accrued expenses and other current liabilities in the consolidated balance sheet.

There were no restructuring charges during the year ended December 31, 2025. Restructuring charges were included in the consolidated statements of operations and comprehensive loss during the year ended  December 31, 2024 as follows (in thousands):

Year ended December 31,
2024
Cost of revenue	$105
Sales and marketing	18
General and administrative	(491)
Total restructuring gain	$(368)

A reconciliation of the beginning and ending balance of cash restructuring charges, including losses on purchase commitments, lease termination liability, and other restructuring charges, which are included in accounts payable and accrued expenses and other current liabilities in the consolidated balance sheets, was as follows (in thousands):

	Losses on	Lease
	purchase	Termination
	commitments	Liability	Other	Total
Balance as of December 31, 2024	$297	$3,313	$5	$3,615
Adjustments	—	(1,014)	—	(1,014)
Cash payments	(297)	(1,400)	(5)	(1,702)
Issuance of warrants	—	(899)	—	(899)
Balance as of December 31, 2025	$—	$—	$—	$—

18.	EMPLOYEE BENEFIT PLAN

Employees of the Company may participate in the AEye, Inc. 401(k) Plan (the "401(k) Plan"), a defined contribution plan, which qualifies under Section 401(k) of the Internal Revenue Code. Participating employees may contribute into a traditional plan with pretax salary or into a Roth plan with after tax salary up to statutory limits. In 2025 and 2024, the 401(k) Plan provides for Company safe harbor matching contributions of 100% of the employee contribution, up to 5% of each employee's earnings, which vest upon the first day of employment. The Company made contributions of $474 and $447 for the years ended December 31, 2025 and 2024, respectively.

19.	INCOME TAXES

For the years ended December 31, 2025 and 2024, the Company had a loss before income tax of $(33,947) and $(35,462), respectively, primarily from continuing operations in the United States.

For the years ended December 31, 2025 and 2024, the Company recognized a provision (benefit) for income taxes of $11 and $(2), respectively. The provision for the year ended December 31, 2025 was comprised of $2 and $9 in state and foreign taxes, respectively. The benefit for the year ended December 31, 2024 was comprised of $2 and $(4) in state and foreign taxes, respectively.

The Company has elected to prospectively adopt the guidance in ASU 2023-09, Income Taxes (Topic 740) - Improvements to Income Tax Disclosures. The following table presents a reconciliation of the federal statutory rate of 21% to the Company's effective tax rate:

	Year ended December 31, 2025
	Amount (in thousands)	Percentage
Federal income tax at statutory rate	$(7,129)	21.0%
Domestic federal
Tax credits	(466)	1.4%
Stock-based compensation	933	(2.7)%
Stock and debt issuance costs	495	(1.5)%
Change in valuation allowance, net	5,828	(17.2)%
Other	350	(1.0)%
Domestic state taxes, net of federal effect	2	0.0%
Foreign tax effects	(2)	0.0%
Total	$11	0.0%

As previously disclosed for the year ended December 31, 2024, prior to the adoption of ASU 2023-09, the following table is a reconciliation of the difference between the effective income tax rate and the federal statutory tax rate of 21%:

Year Ended December 31,
2024
Federal income tax at statutory rate	21.0%
Non deductible expenses and other	(0.8)%
Share-based compensation	(6.7)%
Research and development credits	2.2%
Change in valuation allowance, net	(15.7)%
Effective tax rate	0.0%

For 2025 and 2024, the Company's effective tax rate differs from the amount computed by applying the statutory federal and state income tax rates to net loss before income tax, primarily as the result of state income taxes, R&D credits and changes in the Company's valuation allowance.

Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2025 and 2024 are presented below (in thousands):

	As of December 31,
	2025	2024
Deferred tax assets:
Net operating loss carryforwards	$94,475	$76,199
Research and development credit carryforward	10,492	9,733
Stock-based compensation	57	201
Property and equipment	949	1,020
Operating lease liabilities	141	1,133
R&D Expenses	1,959	12,240
Other accruals	1,595	1,610
Gross deferred tax assets	109,668	102,136
Valuation allowance	(109,546)	(101,954)
Deferred tax assets net of valuation allowance	122	182
Deferred tax liabilities:
Right-of-use assets	(122)	(182)
Gross deferred tax liabilities	(122)	(182)
Total deferred tax assets (liabilities), net	$—	$—

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

Realization of deferred tax assets is dependent on future taxable earnings, if any, the timing and amount of which are uncertain. The Company has a history of operating losses and has incurred cumulative book losses since its formation. Based upon the history of losses, the Company has determined that it is more likely than not that the net deferred tax assets will not be realized, and accordingly, a full valuation allowance has been recorded against its net deferred tax assets. The valuation allowance as of December 31, 2025 was $109,546 which increased from $101,954 at December 31, 2024. The increase in the valuation allowance is primarily related to additional deferred tax assets recorded for net operating losses and research credits generated during the year ended December 31, 2025.

As of December 31, 2025, the Company had $362,183 and $268,734 of federal and state net operating losses available to reduce future taxable income, respectively, of which $12,256 will begin to expire in 2033 for federal tax purposes and $268,734 will begin to expire in 2029 for state tax purposes. Approximately $349,927 of federal net operating loss included above can be carried forward indefinitely.

As of December 31, 2024, the Company had $284,368 and $241,652 of federal and state net operating losses available to reduce future taxable income, which will begin to expire in 2033 for federal and 2029 for state tax purposes.

The Company also has federal and state research and development tax credit carryforwards of $8,824 and $6,749 as of December 31, 2025 and $8,203 and $6,255 as of December 31, 2024. The federal credits begin to expire in 2034 and the state credits have no expiration date.

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

The following is a tabular reconciliation of the total amounts of unrecognized tax benefits (in thousands):

	Year ended December 31,
	2025	2024
Unrecognized tax benefits as of the beginning of the year	$3,740	$3,480
Decrease related to prior year tax provisions	(5)	(5)
Increase related to current year tax provisions	284	265
Unrecognized tax benefits as of the end of the year	$4,019	$3,740

The Company recognizes interest and penalties related to income tax matters as a component of income tax expense. As of December 31, 2025 and December 31, 2024 there was no accrued interest nor penalties related to uncertain tax positions.

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

In accordance with the requirements of ASU 2023-09 for the year ended December 31, 2025, cash paid for income taxes totaled was $58 and was comprised of state income taxes of $2 made primarily to California, and $9 and $47 for foreign taxes paid in Korea and Germany, respectively.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted. This legislation introduces several provisions impacting corporate taxes including (i) the permanent extension of certain expiring or expired elements of the Tax Cuts and Jobs Act such as 100% bonus depreciation and favorable modifications related to deductibility of interest, and (ii) expensing of research and experimental expenses. The OBBBA contains multiple effective dates, with some provisions applicable beginning in 2025. Because of the Company's valuation allowance on its net deferred tax assets, the change did not have a material impact on its financial statements.

20.	COMMITMENTS AND CONTINGENCIES

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

In 2025, the Company was notified by a former vendor that it intended to pursue a claim against the Company’s wholly owned subsidiary, AEye Technologies, Inc., arising out of an agreement entered into in  May 2020, in which the former vendor alleges that AEye Technologies, Inc. failed to pay approximately $3,300 plus interest from the date the former vendor alleges such payments were due. In February 2026, the former vendor initiated a binding arbitration proceeding against AEye Technologies, Inc. pursuant to the underlying purchase agreement. AEye Technologies, Inc. has, and continues to dispute the total amount owed based, in part, on the claim that the products supplied by the former vendor were largely defective and such former vendor was repeatedly made aware of the existence of such defects. While it is reasonably possible that a loss may be incurred, the Company is unable to estimate the possible loss or range of loss that could result from an unfavorable outcome in this legal proceeding.

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

21.	RELATED PARTIES

There were no related party transactions during the years ended  December 31, 2025 and 2024.

22.	SUBSEQUENT EVENTS

Management has evaluated subsequent events through March 18, 2026 and determined that there were no such events requiring recognition or disclosure in the financial statements.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have evaluated the effectiveness of our disclosure controls and procedures as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of December 31, 2025. Based on this evaluation, our principal executive officer and principal financial officer have concluded that these disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2025.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision of and with the participation of our principal executive officer and principal financial officer, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2025 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013). Based on this assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2025.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm on our internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to the rules of the SEC that permit non-accelerated filers such as our company to provide only management’s report in the Annual Report on Form 10-K.

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

Changes in Internal Control Over Financial Reporting

Other than described above, there was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the annual period ended December 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Rule 10b5-1 Trading Plans. During the fourth quarter of the fiscal year ended December 31, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated herein by reference to our Proxy Statement for the 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the year ended December 31, 2025.

Item 11. Executive Compensation

The information required by this item is incorporated herein by reference to our Proxy Statement for the 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the year ended December 31, 2025.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated herein by reference to our Proxy Statement for the 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the year ended December 31, 2025.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated herein by reference to our Proxy Statement for the 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the year ended December 31, 2025.

Item 14. Principal Accounting Fees and Services

The information required by this item is incorporated herein by reference to our Proxy Statement for the 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the year ended December 31, 2025.

Part IV

Item 15. Exhibits, Financial Statement Schedules

The following documents are filed as part of this report:

1. Financial Statements. The financial statements included in “Index to the Consolidated Financial Statements” in Part II, Item 8 are filed as part of this Annual Report on Form 10-K.

2. Financial Statement Schedules. None.

3. Exhibits. Exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Annual Report on Form 10-K.

Exhibit Number	Description	Form	File Number	Exhibit/ Appendix Reference	Filing Date	Filed Herewith
2.1†	Merger Agreement, dated as of February 17, 2021, by and among CF Finance Acquisition Corp. III, Merger Sub and AEye.	S-4	333-256058	2.1	5/13/2021
2.2	Amendment to the Merger Agreement, dated as of April 30, 2021, by and among CF Finance Acquisition Corp. III, merger Sub and AEye Technologies.	S-4	333-256058	2.2	5/13/2021
3.1	Second Amended and Restated Certificate of Incorporation of AEye, Inc.	8-K	001-39699	3.1	08/23/2021
3.2	Certificate of Amendment of the Second Amended and Restated Certificate of Incorporation of AEye, Inc.	10-Q	001-39699	3.2	05/11/2023
3.3	Certificate of Amendment to the Company’s Second Amended and Restated Certificate of Incorporation, as amended, filed on December 26, 2023.	8-K	001-39699	3.1	12/29/2023
3.4	Amended and Restated Bylaws of AEye, Inc.	8-K	001-39699	3.2	08/23/2021
4.1	Registration Rights Agreement by and between AEye, Inc. and Tumim Stone Capital LLC, dated December 8, 2021.	8-K/A	001-39699	4.1	12/15/2021
4.2	Warrant Agreement dated November 12, 2020, between Continental Stock Transfer & Trust Company and CF Finance Acquisition Corp. III.	S-4	333-256058	4.1	05/13/2021
4.3	Specimen Warrant Certificate.	S-4	333-256058	4.2	05/13/2021
4.4	Registration Rights Agreement, by and between AEye, Inc. and New Circle Principal Investment LLC, dated July 25, 2024	8-K	001-39699	4.1	07/29/2024
4.5	Registration Rights Agreement by and between AEye, Inc. and the purchaser named in the signature pages thereto, dated January 2, 2025	8-K	001-39699	10.2	01/03/2025
4.6	Form of Senior Unsecured Convertible Promissory Note to be issued by the Company pursuant to and in accordance with the Securities Purchase Agreement, dated January 2, 2025	8-K	001-39699	4.1	01/03/2025
4.7	Form of Common Stock Purchase Warrant to be issued by the Company pursuant to and in accordance with the Securities Purchase Agreement, dated January 2, 2025	8-K	001-39699	4.2	01/03/2025
4.8	Description of Securities Registered under Section 12 of the Securities Exchange Act of 1934.	10-K	001-39699	4.5	03/28/2022
4.9	Warrants Agreement dated May 23, 2025, between AEye, Inc. and IGEP Park Place, LLC	S-3	333-289462	4.4	08/11/2025
4.10	Warrant to Purchase Common Stock, dated August 8, 2025	S-3	333-289462	4.5	08/11/2025
10.1	Form of PIPE Subscription Agreement.	S-4	333-256058	10.1	05/13/2021
10.2	Form of Stockholder Support Agreement, by and among CF Finance Acquisition Corp. III and certain stockholders of AEye, Inc.	8-K	001-39699	10.2	02/17/2021
10.3	Form of Amended and Restated Stockholder Support Agreement, by and among CF Finance Acquisition Corp. III and certain stockholders of AEye, Inc.	S-4	333-256058	10.2	05/13/2021
10.4	Form of Sponsor Support Agreement, by and among CF Finance Acquisition Corp. III, CF Finance Holdings III, LLC and AEye, Inc.	S-4	333-256058	10.3	05/13/2021
10.5	Form of Amendment to Sponsor Support Agreement, by and among CF Finance Acquisition Corp. III, CF Finance Holdings III, LLC and AEye, Inc.	S-4	333-256058	10.4	05/13/2021
10.6	Form of Lock-Up Agreement, by and among CF Finance Acquisition Corp. III, AEye, Inc. and the holder signatory thereto.	S-4	333-256058	10.5	05/13/2021
10.7	Promissory Note dated April 30, 2021.	8-K	001-39699	10.3	05/03/2021
10.8+	Amended and Restated AEye, Inc. 2021 Equity Incentive Plan.	AEye, Inc. Definitive Proxy Statement on Schedule 14A	001-39699	Annex B	03/20/2023

10.9+	Notice of Grant of Performance Stock Units (Cash-Settlement Option) under the Amended and Restated AEye, Inc. 2021 Equity Incentive Plan.	8-K	001-39699	10.1	02/11/2026
10.10+	Notice of Grant of Restricted Stock Units (Cash-Settlement Option) under the Amended and Restated AEye, Inc. 2021 Equity Incentive Plan	8-K	001-39699	10.2	02/11/2026
10.11+	Performance Stock Units Agreement (Cash-Settlement Option) under the Amended and Restated AEye, Inc. 2021 Equity Incentive Plan	8-K	001-39699	10.3	02/11/2026
10.12+	Restricted Stock Units Agreement (Cash-Settlement Option) under the Amended and Restated AEye, Inc. 2021 Equity Incentive Plan	8-K	001-39699	10.4	02/11/2026
10.9+	Form of Indemnification Agreement	8-K	001-39699	10.2	08/23/2021
10.10	Office Lease by and between TRT NOIP DUBLIN LP and the company, dated April 26, 2019.	S-4	333-256058	10.8	05/13/2021
10.11+	Form of Change in Control Severance Agreement.	8-K	001-39699	10.1	03/18/2022
10.12	Common Stock Purchase Agreement by and between AEye, Inc. and Tumim Stone Capital LLC, dated December 8, 2021.	8-K/A	001-39699	10.1	12/15/2021
10.13	Registration Rights Agreement, by and among CF Finance Acquisition Corp. III and the investors listed thereto.	S-4	333-256058	10.6	05/13/2021
10.14	Form of Senior Unsecured Convertible Note, dated September 15, 2022.	8-K	001-39699	4.1	09/16/2022
10.15	Form of Common Stock Purchase Warrant, dated September 15, 2022.	8-K	001-39699	4.2	09/16/2022
10.16	Securities Purchase Agreement by and among AEye, Inc. and 3i, LP, dated September 15, 2022.	8-K	001-39699	10.1	09/16/2022
10.17	Registration Rights Agreement by and among AEye, Inc. and 3i, LP, dated September 15, 2022.	8-K	001-39699	10.2	09/16/2022
10.18+	Offer Letter by and between the Company and Matthew Fisch, dated January 20, 2023.	8-K	001-39699	10.1	02/01/2023
10.19+	Form Retention Agreement.	8-K	001-39699	10.1	11/07/2023
10.20+	AEye, Inc. 2022 Employee Stock Purchase Plan.	AEye, Inc. Definitive Proxy Statement on Schedule 14A	001-39699	Annex A	03/31/2022
10.21+	AEye, Inc. 2023 CEO Inducement Grant Plan.	S-8	333-270731	10.3	03/22/2023
10.22+	AEye, Inc. 2025 Employment Inducement Incentive Award Plan.	S-8	333-292659	10.3	01/09/2026
10.23+	Forms of Notice of Grant of Restricted Stock Units and Restricted Stock Units Agreement under the AEye, Inc. 2025 Employment Inducement Incentive Award Plan.	S-8	333-292659	10.4	01/09/2026
10.22	Share Purchase Agreement by and among AEye, Inc. and New Circle Principal Investments LLC, dated July 25, 2024	8-K	001-39699	10.1	07/29/2024
10.23	Form of Securities Purchase Agreement, dated May 29, 2024, between AEye, Inc. and the Purchasers	8-K	001-39699	10.1	05/29/2024
10.24	Form of Lock-Up Agreement	8-K	001-39699	10.2	05/29/2024
10.25	Securities Purchase Agreement by and among AEye, Inc. and Dowslake Microsystems Corporation, dated May 10, 2024	8-K	001-39699	10.1	05/15/2024
10.26	At Market Issuance Sales Agreement by and between AEye, Inc. and A.G.P./Alliance Global Partners, dated September 12, 2024	8-K	001-39699	1.1	09/13/2024
10.27	Securities Purchase Agreement by and between AEye, Inc. and the purchaser named in the signature pages thereto, dated January 2, 2025	8-K	001-39699	10.1	01/03/2025
10.25	Settlement Agreement with IGEP Park Place, LLC dated April 28, 2025, between IGEP Park Place, LLC, AEye, Inc., and AEye, Technologies, Inc.	8-K	001-39699	10.1	05/01/2025
19.1	Insider Trading Policy effective as of August 3, 2023	10-K	333-259554	19.1	03/27/2024
21.1	List of Significant Subsidiaries.					X
23.1	Consent of KPMG					X
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

Dated: March 18, 2026

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

March 18, 2026

By: /s/ Conor Tierney

Conor Tierney

Chief Financial Officer and Treasurer

(Principal Financial Officer)

March 18, 2026

By: /s/ Timothy J. Dunn

Timothy J. Dunn

Director

March 18, 2026

By: /s/ Luis C. Dussan

Luis C. Dussan

Director

March 18, 2026

By: /s/ Prof. Dr. Bernd Gottschalk

Prof. Dr. Bernd Gottschalk

Director

March 18, 2026

By: /s/ Jonathon B. Husby

Jonathon B. Husby

Director

March 18, 2026

By: /s/ Doron Simon

Doron Simon

Director

March 18, 2026

By: /s/ Sue E. Zeifman

Sue E. Zeifman

Director

March 18, 2026