Form 10-Q
period 2026-03-31
AEye, Inc.
filed 2026-05-14
CIK 1818644

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

As of May 12, 2026, the registrant had 46,314,820 shares of common stock, 0.0001 par value per share, outstanding.

AEye, Inc.

Quarterly Report on Form 10-Q

For the Quarterly Period Ended March 31, 2026

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

These statements are only predictions based on our current expectations and projections about future events. These statements involve known and unknown risks, uncertainties, and other important factors that could cause our actual results, level of activity, performance, or achievements to differ materially from the results, level of activity, performance, or achievements expressed or implied by the forward-looking statements. Given these risks, uncertainties, and other factors, you should not place undue reliance on these forward-looking statements. These factors include the information set forth in Part 1, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 under the heading “Risk Factors,” and Part II, Item 1A, of this Quarterly Report under the heading “Risk Factors,” which we encourage you to carefully read. Although we believe the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, level of activity, performance, or achievements. We undertake no obligation to update any forward-looking statements made in this Form 10-Q to reflect events or circumstances after the date of this Form 10-Q or to reflect new information or the occurrence of unanticipated events, except as required by law.

PART 1. FINANCIAL INFORMATION

Item 1. Financial statements (Unaudited)

AEYE, INC. CONDENSED CONSOLIDATED BALANCE SHEETS (In thousands, except share amounts and par value data)

	March 31, 2026	December 31, 2025
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$45,162	$43,356
Marketable securities	32,076	43,104
Accounts receivable, net	96	77
Inventories, net	963	1,015
Prepaid and other current assets	1,397	2,081
Total current assets	79,694	89,633
Right-of-use assets	1,399	441
Property and equipment, net	770	577
Other noncurrent assets	189	242
Total assets	$82,052	$90,893

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$3,843	$3,615
Accrued expenses and other current liabilities	2,341	4,957
Total current liabilities	6,184	8,572
Operating lease liabilities, noncurrent	927	235
Convertible note, noncurrent	146	146
Other noncurrent liabilities	579	598
Total liabilities	7,836	9,551
COMMITMENTS AND CONTINGENCIES (Note 16)
STOCKHOLDERS’ EQUITY:
Preferred stock—$0.0001 par value: 1,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock—$0.0001 par value: 600,000,000 shares authorized; 45,345,919 and 45,169,913 shares issued and outstanding at March 31, 2026 and December 31, 2025	4	4
Additional paid-in capital	489,651	488,361
Accumulated other comprehensive income (loss)	(41)	30
Accumulated deficit	(415,398)	(407,053)
Total stockholders’ equity	74,216	81,342
Total liabilities and stockholders’ equity	$82,052	$90,893

The accompanying notes are an integral part of these condensed consolidated financial statements.

AEYE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except share amounts and per share data)
(Unaudited)

	Three months ended March 31,
	2026	2025
Revenue	$101	$64
Cost of revenue	201	96
Gross loss	(100)	(32)
OPERATING EXPENSES:
Research and development	3,765	3,490
Sales and marketing	986	383
General and administrative	4,178	2,895
Total operating expenses	8,929	6,768
LOSS FROM OPERATIONS	(9,029)	(6,800)
OTHER INCOME (EXPENSE):
Change in fair value of convertible note and warrant liabilities	19	680
Interest income and other	645	214
Interest expense and other	22	(2,108)
Total other income (expense), net	686	(1,214)
Loss before income tax	(8,343)	(8,014)
Provision for income tax	2	2
Net loss	$(8,345)	$(8,016)
Change in net unrealized gain (loss) on available-for-sale securities, net of tax	(71)	1
Comprehensive loss	$(8,416)	$(8,015)

PER SHARE DATA
Net loss per common share (basic and diluted)	$(0.18)	$(0.46)
Weighted average common shares outstanding (basic and diluted)	45,214,397	17,448,617

The accompanying notes are an integral part of these condensed consolidated financial statements.

AEYE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the three months ended March 31, 2026 and 2025

(In thousands, except share amounts)

(Unaudited)

					Additional	Accumulated Other		Total
	Preferred Stock		Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
BALANCE—December 31, 2025	—	$—	45,169,913	$4	$488,361	$30	$(407,053)	$81,342
Stock-based compensation	—	—	—	—	1,542	—	—	1,542
Issuance of common stock upon vesting of restricted stock units	—	—	327,896	—	—	—	—	—
Taxes related to net share settlement of equity awards	—	—	(151,890)	—	(252)	—	—	(252)
Other comprehensive loss, net of tax	—	—	—	—	—	(71)	—	(71)
Net loss	—	—	—	—	—	—	(8,345)	(8,345)
BALANCE—March 31, 2026	—	$—	45,345,919	$4	$489,651	$(41)	$(415,398)	$74,216

					Additional	Accumulated Other		Total
	Preferred Stock		Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
BALANCE—December 31, 2024	—	$—	13,734,160	$1	$388,213	$5	$(373,095)	$15,124
Stock-based compensation	—	—	—	—	2,501	—	—	2,501
Issuance of common stock upon vesting of restricted stock units	—	—	838,656	—	—	—	—	—
Taxes related to net share settlement of equity awards	—	—	(396,662)	—	(333)	—	—	(333)
Issuance of common stock under the Common Stock Purchase Agreement	—	—	4,514,023	1	7,815	—	—	7,816
Transaction costs related to the Common Stock Purchase Agreements	—	—	—	—	(95)	—	—	(95)
Other comprehensive income, net of tax	—	—	—	—	—	1	—	1
Net loss	—	—	—	—	—	—	(8,016)	(8,016)
BALANCE—March 31, 2025	—	$—	18,690,177	$2	$398,101	$6	$(381,111)	$16,998

The accompanying notes are an integral part of these condensed consolidated financial statements.

AEYE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three months ended March 31,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(8,345)	$(8,016)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	40	37
Noncash lease expense relating to operating lease right-of-use assets	75	51
Gain on termination of operating lease, net	—	(1,685)
Common stock purchase agreement costs	136	111
Debt issuance costs	—	1,984
Inventory write-downs, net of scrapped inventory	—	24
Change in fair value of convertible note and warrant liabilities	(19)	(680)
Stock-based compensation	1,542	2,501
Amortization of premiums and accretion of discounts on marketable securities, net of change in accrued interest	57	(74)
Changes in operating assets and liabilities:
Accounts receivable, net	(19)	5
Inventories, current and noncurrent, net	52	4
Prepaid and other current assets	684	98
Other noncurrent assets	53	80
Accounts payable	205	222
Accrued expenses and other current liabilities	(2,895)	(2,408)
Operating lease liabilities	(121)	(57)
Net cash used in operating activities	(8,555)	(7,803)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(187)	(6)
Purchases of marketable securities	—	(14,303)
Proceeds from redemptions and maturities of marketable securities	10,900	5,731
Net cash provided by (used in) investing activities	10,713	(8,578)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of convertible note	—	2,950
Transaction costs related to issuance of convertible note	—	(578)
Proceeds from issuance of common stock under Common Stock Purchase Agreements	—	9,495
Stock issuance costs related to Common Stock Purchase Agreements	(100)	(152)
Taxes paid related to the net share settlement of equity awards	(252)	(333)
Net cash provided by (used in) financing activities	(352)	11,382
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,806	(4,999)
CASH AND CASH EQUIVALENTS—Beginning of period	43,356	10,266
CASH AND CASH EQUIVALENTS—End of period	$45,162	$5,267
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes, net of refund	$2	$22
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Noncash debt issuance costs	$—	$1,362
Debt issuance costs included in accounts payable and accrued liabilities	—	45
Stock issuance costs included in accounts payable and accrued liabilities	144	252
Purchases of property and equipment included in accounts payable and accrued liabilities	64	—
Modification of operating lease liabilities and right-of-use asset	1,033	—

The accompanying notes are an integral part of these condensed consolidated financial statements.

AEYE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data or otherwise stated)

1.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

AEye, Inc. and its wholly owned subsidiaries (the “Company” or “AEye”) is a provider of physical AI sensing solutions built on high-performance, active lidar systems for vehicle autonomy, advanced driver-assistance systems, or ADAS, robotic vision applications and a range of Non-Automotive applications. Our approach to supporting the developing physical AI infrastructure combines software‑defined sensing with adaptive perception capabilities that enable machines to interpret and respond to complex physical environments in real time. Our proprietary Intelligent Sensing Platform incorporates a nearly solid state, software‑definable active lidar sensor; an adaptive SmartScan architecture that dynamically adjusts scan patterns for different scenes and targets; and a signal processing pipeline designed to deliver precise measurements and imaging for safety critical use cases. This platform is designed to support a broad set of markets beyond passenger vehicles, including rail, aerospace and defense, smart infrastructure, and security, where long‑range performance, environmental robustness, and software‑based configurability are key requirements.

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

Unaudited Condensed Consolidated Financial Statements

The accompanying condensed consolidated financial statements are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial statements and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for fair presentation have been included. The accompanying interim unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2025.

Reclassification of Prior Period Presentation

Certain prior year amounts have been reclassified for consistency with the current year presentation.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant items subject to such estimates and assumptions include write-downs of inventory to the lower of cost or net realizable value, investments, embedded derivative and warrant liabilities, stock-based compensation, and convertible notes.

Principle of Consolidation and Liquidity

The accompanying condensed consolidated financial statements include the accounts of AEye, Inc. and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

The Company has funded its operations primarily through the issuances of common stock. Since its inception, the Company has incurred net losses and negative cash flows from operations and expects to incur additional operating losses and negative operating cash flows as management continues to focus on achieving commercialization of its lidar solutions and execute on its strategic initiatives.  As of March 31, 2026, the Company’s existing sources of liquidity included cash, cash equivalents, and marketable securities of $77,238. Management believes that the Company has sufficient financial resources to fund operations and meet its capital requirements and anticipated obligations as they come due in the next twelve months from the date of issuance of these condensed consolidated financial statements.

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

The Company’s accounts receivable, net are derived from customers located in North America, Europe, the Middle East, Africa (EMEA), and the Asia-Pacific (APAC) region. The Company mitigates its credit risks by performing ongoing credit evaluations of its customers’ financial conditions. The Company generally does not require collateral.

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

The Company’s financial assets and liabilities measured at fair value on a recurring basis and the level of inputs used for such measurements were as follows (in thousands):

	Fair Value Measured as of March 31, 2026 Using:
	Adjusted Cost	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Marketable Securities
Assets
Level 1
Money market funds	$44,398	$—	$44,398	$44,398	$—
Level 2
Corporate bonds	15,925	(24)	15,901	—	15,901
Commercial paper	1,785	—	1,785	—	1,785
U.S. Government securities	6,529	(5)	6,524	—	6,524
Agency bonds	1,999	(7)	1,992	—	1,992
Asset-backed securities	5,879	(5)	5,874	—	5,874
Total financial assets	$76,515	$(41)	$76,474	$44,398	$32,076
Liabilities
Level 2
Private placement warrant liability	$—	$—	$—	$—	$—
Level 3
Derivative warrant liability	—	—	541	—	—
Total financial liabilities	$—	$—	$541	$—	$—

	Fair Value Measured as of December 31, 2025 Using:
	Adjusted Cost	Unrealized Gains	Fair Value	Cash and Cash Equivalents	Marketable Securities
Assets
Level 1
Money market funds	$42,718	$—	$42,718	$42,718	$—
Level 2
Corporate bonds	19,620	13	19,633	—	19,633
Commercial paper	7,531	3	7,534	—	7,534
U.S. Government securities	8,003	9	8,012	—	8,012
Agency bonds	2,018	—	2,018	—	2,018
Asset-backed securities	5,902	5	5,907	—	5,907
Total financial assets	$85,792	$30	$85,822	$42,718	$43,104
Liabilities
Level 2
Private placement warrant liability	$—	$—	$—	$—	$—
Level 3
Derivative warrant liabilities	—	—	560	—	—
Total financial liabilities	$—	$—	$560	$—	$—

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

Derivative Warrant Liabilities: On September 15, 2022, the Company entered into a convertible note agreement with a face value of $10,500 (the "2022 Note"). The Company issued warrants as part of the 2022 Note. The warrants were recorded on the condensed consolidated balance sheets at fair value. The fair value is based on unobservable inputs, which represent Level 3 measurements within the fair value hierarchy. The fair value estimate of the warrants was based on a Monte-Carlo simulation model. Inherent in a Monte-Carlo simulation model are assumptions related to price, volatility, risk-free interest rate, term to expiration, and dividend yield. Changes in fair value were recognized in other income (expense) for each reporting period. Derivative Warrant Liability was included within other noncurrent liabilities on the condensed consolidated balance sheets. These warrants were cancelled on July 28, 2025.

In January 2025, the Company entered into a convertible note agreement with a face value of $3,000 (the "2025 Note"). The Company issued a warrant to purchase up to 805,263 shares of the Company’s common stock. The warrant was recorded on the accompanying consolidated balance sheet at fair value. The fair value was based on unobservable inputs, which represent Level 3 measurements within the fair value hierarchy. The fair value estimate of the warrants was based on a Black-Scholes model. Inherent in a Black-Scholes model are assumptions related to price, volatility, risk-free interest rate, term to expiration, and dividend yield. Changes in fair value were recognized in other income (expense) for each reporting period. Derivative Warrant Liability was included within other noncurrent liabilities on the condensed consolidated balance sheets. These warrants were exercised in full on July 28, 2025.

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

For the three months ended March 31, 2026, there were no transfers between Level 1 and Level 2 inputs.

The following table presents a summary of the changes in fair value of the Company’s Level 3 financial instruments for the three months ended March 31, 2026 (in thousands):

Derivative Warrant Liabilities
Balance at December 31, 2025	$560
Change in fair value included in other income (expense), net	(19)
Balance at March 31, 2026	$541

The key inputs into the Black-Scholes model for the derivative warrant issued as a result of the lease settlement valued at March 31, 2026 are as follows:

March 31, 2026
Expected term (years)	4.4
Expected volatility	139.0%
Risk-free interest rate	3.9%
Dividend yield	—%
Exercise price	$2.22

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

3.	INVENTORIES

Inventory, net of write-downs, as of March 31, 2026 and  December 31, 2025 were as follows (in thousands):

	March 31, 2026	December 31, 2025
	(unaudited)
Raw materials	$485	$826
Work in-process	292	78
Finished goods	186	111
Total inventory, net	$963	$1,015

4.	PREPAID AND OTHER CURRENT ASSETS

Prepaid and other current assets as of March 31, 2026 and  December 31, 2025 were as follows (in thousands):

	March 31, 2026	December 31, 2025
	(unaudited)
Prepaid expenses	$1,241	$2,022
Other	156	59
Total prepaid and other current assets	$1,397	$2,081

5.	LEASES

The Company leases office facilities in Northern California under non-cancelable operating leases. In July 2024, the Company entered into two new long-term leases, one of which the Company uses as its headquarters. In February 2026, the Company entered into an agreement with the landlord to amend the existing operating lease at its corporate headquarters. The amendment added additional square footage, extended the lease term to February 28, 2029, and included an option to renew with renewal terms that, if exercised by the Company, extends the lease term for an additional five years. The Company determined that the amendment represents a lease modification and remeasured its right-of-use asset and operating lease liability using an updated incremental borrowing rate as of the modification date. The Company recognized a $1,033 increase in its right-of-use asset and operating lease liability and no gain or loss was recognized as a result of the modification.

In August 2024, one of the Company's existing leases, originally set to expire on  November 30, 2026, was terminated early. On April 28, 2025, the Company and the former landlord entered into a settlement agreement to resolve all outstanding disputes related to the early termination of the lease. Under the terms of the agreement, the Company paid $1,400 in cash and issued a warrant to purchase up to 350,000 shares of the Company's common stock at an exercise price of $2.22 per share which had a fair value of $899 on the date of issuance in August 2025. The Company recorded a net gain on termination of operating lease of $1,685 during the three months ended  March 31, 2025. All liabilities were settled in 2025.

The components of operating lease expenses, excluding the gain on early termination of operating lease, for the three months ended March 31, 2026 and 2025, are as follows (in thousands):

	Three months ended March 31,
	2026	2025
Operating lease cost	$94	$71
Variable lease cost	4	4
Total operating lease cost	$98	$75

Maturities of lease liabilities are as follows (in thousands):

Operating leases
Years ending - December 31:	(unaudited)
2026 (remaining nine months)	$410
2027	545
2028	519
2029	87
Total lease payments	1,561
Less amount to discount to present value	(139)
Present value of lease liabilities	$1,422

6.	ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities as of March 31, 2026 and  December 31, 2025 are as follows (in thousands):

	March 31, 2026	December 31, 2025
	(unaudited)
Accrued payroll	$480	$402
Operating lease liabilities	495	275
Accrued payroll taxes	133	151
Accrued bonuses	716	3,605
Accrued other	517	524
Total accrued expenses and other current liabilities	$2,341	$4,957

7.	CONVERTIBLE NOTES

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

Monthly redemptions began in  April 2025 and were due on the first of each subsequent month (each a "Monthly Redemption Date" or an "Installment Date"). The Company was required to redeem the Monthly Redemption Amount until the 2025 Note was fully redeemed, paid in cash or, so long as certain equity conditions are met, shares of our common stock. The investor was permitted to accelerate up to one Monthly Installment Amount, between Installments.

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

During the year ended  December 31, 2025, the Company made cash payments of $989. Additionally, $2,591 in aggregate principal and interest were converted into 2,405,573 shares of common stock.  As of  December 31, 2025, the 2025 Note was fully repaid and all associated warrants were fully exercised.

8.	INTEREST EXPENSE AND OTHER

Interest expense and other for the three months ended March 31, 2026 and 2025 consisted of the following (in thousands):

	Three months ended March 31,
	2026	2025
Common stock purchase agreements costs	$136	$111
Debt issuance costs	—	1,984
Amortization of premiums (accretion of discounts) on marketable securities, net	(91)	(91)
Foreign exchange gains (losses)	(70)	102
Other	3	2
Interest expense and other	$(22)	$2,108

9.	STOCKHOLDERS' EQUITY

New Circle Principal Investments LLC (“New Circle”) Common Stock Purchase Agreement (the “CSPA”)

On July 25, 2024, the Company entered into a CSPA and a Registration Rights Agreement with New Circle. Under the terms and subject to the conditions of the CSPA, the Company had the right, but not the obligation, to sell to New Circle, and New Circle was obligated to purchase up to the lesser of (i) $50,000 of the Company’s common stock, or (ii) the Exchange Cap equal to 1,721,755 shares of the Company's common stock, unless the Company’s stockholders approve the issuance of shares in excess of the Exchange Cap, or the average price of all applicable sales of common stock to New Circle equals or exceeds $1.41 per share. The Company had sole discretion to initiate such sales of common stock over a period of 36 months. In all instances, the Company could not sell shares of its common stock to New Circle under the CSPA if doing so would result in New Circle beneficially owning more than 4.99% of the Company's common stock.

The purchase price per share to be purchased by New Circle would equal either (i) the lowest volume-weighted average price for common stock either over a one-day trading period or 15 minutes after the number of intraday shares traded exceeds 500% of the shares included in the purchase notice or one hour after the receipt of the purchase notice, or (ii) the volume-weighted average price for common stock for the three consecutive trading days commencing on the purchase notice date multiplied by 97.5%. The maximum number of shares the Company could sell to New Circle on any single business day was the lesser of (i) the number of shares equal to 100% of the average daily trading volume of the common stock of the Company during the five trading days immediately preceding the purchase notice, and (ii) 400,000 shares of common stock.

In connection with the CSPA, the Company issued to New Circle 225,563 shares of common stock in the Company as commitment shares for the facility. The Company determined that the right to sell additional shares represented a freestanding put option under ASC 815, Derivatives and Hedging, and as such, the financial instrument was classified as a derivative asset with a fair value of zero at inception of the CSPA on July 25, 2024.

This CSPA agreement was terminated in December 2025. In total, the Company issued 8,980,713 shares of its common stock, including commitment shares, for gross proceeds totaling $27,754.

Alliance Global Partners (“A.G.P.”) At Market Issuance Sales Agreement (the “ATM Agreement”)

On September 12, 2024, the Company entered into the ATM and a Registration Rights Agreement with A.G.P. Under the terms and subject to the conditions of the ATM Agreement, the Company may issue and sell through A.G.P. the Company’s common stock having an aggregate value offering price of up to $2,600 ("Placement Shares") from time to time through an "at-the-market" equity offering program. The Company has sole discretion to initiate such sales of common stock over a period of 36 months. Under the terms and subject to the conditions of the ATM Agreement, the Company will set the parameters for the sale of shares, including the number or dollar amount of Placement Shares to be issued, the time period during which sales are requested to be made, any limitation on the number or dollar amount of Placement Shares that may be sold in any one trading day and any minimum price below which sales may not be made. The Company will pay a cash commission rate of up to 3.0% of the gross proceeds from the sale of Placement Shares sold pursuant to the ATM Agreement. In December 2025, the Company increased the amount of the Company's common stock that it may issue and sell through A.G.P. under the ATM Agreement to a new aggregate value offering of up to $125,000, following multiple prior increases since the original agreement.

The Company has sold 23,220,784 shares through A.G.P. under the ATM Agreement for gross proceeds totaling $68,436 through  March 31, 2026. The remaining availability under the agreement is $56,564 as of  March 31, 2026.

10.	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The changes in accumulated other comprehensive income (loss) by component for the three months ended March 31, 2026 and 2025 are as follows (in thousands):

Unrealized gains (losses) on available-for-sale securities
Balance at December 31, 2025	$30
Other comprehensive income (loss), net of tax	(71)
Balance at March 31, 2026	$(41)

Unrealized gains (losses) on available-for-sale securities
Balance at December 31, 2024	$5
Other comprehensive income (loss), net of tax	1
Balance at March 31, 2025	$6

11.	NET LOSS PER SHARE

The following table sets forth the basic and diluted net loss per share attributable to common stockholders for the periods presented (in thousands, except share amounts and per share data):

	Three months ended March 31,
	2026	2025
Numerator:
Net loss attributable to common stockholders	$(8,345)	$(8,016)
Denominator:
Weighted average common shares outstanding - Basic	45,214,397	17,448,617
Weighted average common shares outstanding - Diluted	45,214,397	17,448,617

Net loss per share attributable to common stockholders - Basic and Diluted	$(0.18)	$(0.46)

Due to net losses for the three months ended March 31, 2026 and 2025, basic and diluted net loss per share were the same, as the effect of all potentially dilutive securities would have been anti-dilutive. The following table sets forth the anti-dilutive common share equivalents for the periods listed:

	Three months ended March 31,
	2026	2025
Common stock options issued and outstanding	122,199	134,242
Unvested restricted stock units	1,621,603	401,857
Warrants	611,110	1,124,706
Common Stock Purchase Agreements	31,250,908	33,657,478
Conversion of convertible note	89,592	2,975,504
ESPP	120,232	81,070
Total	33,815,644	38,374,857

12.	STOCK-BASED COMPENSATION

Market-Based Restricted Stock Units

In February 2026, the Board of Directors approved grants totaling 1,248,426 market-based RSUs to certain executive officers of the Company that vest based on satisfaction of certain market conditions and upon continued service (“PSU Awards”). The PSU Awards will vest in increments of one-third of the total grant when the closing price of the Company's common stock, as reported by NASDAQ, (i) meets or exceeds an average of $3.00 per share for any five (5) consecutive trading days, (ii) meets or exceeds an average of $4.00 per share for any five (5) consecutive trading days, and (iii) meets or exceeds an average of $5.00 per share for any five (5) consecutive trading days, prior to December 31, 2030. To the extent common stock is available under the 2021 Equity Incentive Plan ("the Plan"), common stock will be used to settle vested PSU Awards on a prorated basis for all participants on the settlement date.  Otherwise, vested PSU Awards will be settled in cash equal to the fair market value of common stock on the settlement date, defined as the five-day trailing average of the closing price of the stock as reported by NASDAQ.

The Company estimated the initial grant date fair value of the PSU Awards using the Monte Carlo simulation model with the following assumptions:

Expected term (years)	4.9
Expected volatility	140.0%
Risk-free interest rate	3.7%
Dividend yield	—%

The Company classified these awards as equity at the initial grant date and at March 31, 2026. If, in a future period, the Company does not have sufficient shares available under the Plan to settle the awards upon vesting, some or all of the PSU Awards may be reclassified to liability and remeasured to fair value.

Stock-Based compensation

The following table summarizes stock-based compensation expense recorded in each financial statement line item in the Company’s condensed consolidated statements of operations and comprehensive loss for the three months ended March 31, 2026 and 2025 (in thousands):

	Three months ended March 31,
	2026	2025
Research and development	$211	$695
Sales and marketing	84	129
General and administrative	1,247	1,677
Total stock-based compensation	$1,542	$2,501

13.	SEGMENT INFORMATION

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

Product revenue

The Company recorded revenue for product sales of $101 and $0 in the three months ended March 31, 2026 and 2025, respectively. The Company does not incur significant contract costs in fulfilling or obtaining their contracts with customers.

Development Contracts

The Company has entered into research and development contracts as well as a sales, marketing, and technical support service contract with companies in both the Automotive and Non-Automotive markets. The Company assessed the number of performance obligations associated with the promises under each agreement and recognized $0 and $64 in revenue for performance obligations that had been satisfied as of the three months ended March 31, 2026 and 2025, respectively, in the condensed consolidated statements of operations and comprehensive loss.

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

	Three months ended March 31,
	2026	2025
Revenue by primary geographical market:
North America	$75	$—
EMEA	26	64
Total	$101	$64

Revenue by timing of recognition:
Recognized at a point in time	$101	$—
Recognized over time	—	64
Total	$101	$64

Contract Liabilities

The Company had no contract liabilities as of three months ended March 31, 2026 and 2025.

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

15.	INCOME TAXES

For the three months ended March 31, 2026 and 2025, the Company recognized $2 and $2 provision for income taxes, respectively. The income tax rates vary from the federal and state statutory rates due to the valuation allowances on the Company’s net operating losses and foreign tax rate differences. The Company computes its quarterly income tax provision by using a forecasted annual effective tax rate and adjusts for any discrete items arising during the quarter.

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

In 2025, the Company was notified by a former vendor that it intended to pursue a claim against the Company’s wholly owned subsidiary, AEye Technologies, Inc., arising out of an agreement entered into in  May 2020, in which the former vendor alleges that AEye Technologies, Inc. failed to pay approximately $3,300 plus interest from the date the former vendor alleges such payments were due. In  February 2026, the former vendor initiated a binding arbitration proceeding against AEye Technologies, Inc. pursuant to the underlying purchase agreement. AEye Technologies, Inc. has disputed, and continues to dispute, the total amount owed based, in part, on the claim that the products supplied by the former vendor were largely defective and such former vendor was repeatedly made aware of the existence of such defects. While it is reasonably possible that a loss  may be incurred, the Company is unable to estimate the possible loss or range of loss that could result from an unfavorable outcome in this legal proceeding.

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

Overview

This overview provides a high-level discussion of our operating results and some of the trends that affect our business. We believe that an understanding of these trends is important to understanding our financial results for the three months ended March 31, 2026, as well as our future prospects. This summary is not intended to be exhaustive, nor is it intended to be a substitute for the detailed discussion and analysis provided elsewhere in this Quarterly Report, including our condensed consolidated financial statements and accompanying notes.

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

We are subject to those risks common in the technology industry and also those risks common to early stage companies including, but not limited to:

•	developing, commercializing, and scaling our products and technology, including meeting performance, reliability, and cost objectives;
•	maintaining and expanding our relationships with Tier 1 automotive suppliers to facilitate design wins with automotive OEMs;
•	maintaining and protecting our intellectual property, including patents, trade secrets, and proprietary software;
•	navigating changes in international trade policies, including the imposition or modification of tariffs, increasing trade tensions, and the introduction of new trade restrictions
•	complying with existing and new laws and regulations applicable to our operations, products, and markets;
•	maintaining and enhancing our reputation and brand in competitive and emerging markets;
•	hiring, integrating, and retaining qualified personnel at all levels of the organization as we grow;
•	developing and delivering new products and solutions successfully, and ensuring our products meet customer expectations and provide value; and
•

significant competition from companies, including several based in China, that manufacture lower‑cost lidar solutions and may be able to offer aggressive pricing, faster volume production, or vertically integrated supply chains that could place downward pressure on market pricing or reduce our ability to compete in certain segments.

Market Trends and Uncertainties

We anticipate growing demand for our ApolloTM platform across our two major markets, Automotive and Non-Automotive, and we believe this expected growth will enable us to capture market share across both the Automotive and Non-Automotive markets. We plan to pursue opportunities in advanced driver-assistance systems, or ADAS, autonomous driving, and commercial trucking, while also exploring opportunities in the Non-Automotive market, such as in the railway, airport safety and security, perimeter monitoring, aerospace and defense, transportation logistics, and intelligent transportation systems, or ITS, segments. This diversified approach provides us with multiple opportunities for sustained growth by enabling new applications and product features across a broad range of industries and market segments. However, as our customers continue their R&D projects to commercialize solutions that rely on lidar technology, it is difficult to estimate the timing of ultimate end market demand and customer adoption.

In the Automotive market for example, our growth and financial performance will be heavily influenced by our ability to successfully integrate into OEM programs that require years of development, testing, and validation. Because of the size and complexity of these OEM programs, having Tier 1 partnerships should provide a substantial competitive advantage over our competitors given their large scale, mass-production capabilities, and existing OEM relationships held by our Tier 1 partners. If we fail to remain engaged with one or more Tier 1 automotive suppliers, it may have an adverse effect on our business. The Automotive market for lidar is projected to see significant growth in the mid- and long-term.

We anticipate that Non‑Automotive applications will be a more significant driver of our near‑term revenue given the generally shorter sales cycles and development timelines in these markets. We are beginning to see adoption across a diverse group of sectors. Our typical engagement model begins with proof‑of‑concept evaluations, which allow customers to validate performance in their operational environments; however, there is no guarantee that these evaluations will ultimately result in a commercial deployment, and timelines may extend significantly, due to many factors, including, competing customer priorities or broader program changes. In many Non‑Automotive opportunities, we work through third‑party systems integrators or solution providers who deliver complete solutions to the end customer, and in those situations our visibility into, and ability to influence, the final customer decision process may be limited.

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

In early 2024, we engaged LITEON as our Tier 1 automotive supplier and are actively working with LITEON to bring our product to market. We announced an expansion of this relationship and the creation of a dedicated production line for ApolloTM, with capacity to produce up to 60,000 units annually. We are starting to see an inflection point in customer demand, and this expansion ensures we can meet that growth if it develops. This partnership enables us to leverage LITEON’s manufacturing expertise to produce high-quality products that meet stringent performance standards, which is a critical step towards scaling production and delivering our advanced lidar solutions to the market.

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

In July 2025, we announced the validation of our lidar technology on the NVIDIA DRIVE AGX OrinTM platform. We have since expanded our collaboration and demonstrated our lidar with NVIDIA's next-generation DRIVE AGX ThorTM platform, enabling our sensors to interface directly with NVIDIA’s autonomous driving compute architecture and development toolchain. These integrations are intended to support alignment with NVIDIA’s Hyperion reference architecture and may provide opportunities to engage with global automotive OEMs and Tier 1 suppliers that adopt NVIDIA‑based ADAS and automated driving systems. We continue to demonstrate advances in the high‑speed and long‑range performance of our lidar systems, which we believe further strengthen the technical basis for these integrations. Because these engagements are relatively recent, there can be no guarantee that they will result in commercial adoption.

In July 2025, we launched OPTIS™, a complete physical AI solution designed to modernize legacy infrastructure and deliver actionable intelligence across diverse industries. OPTIS™ integrates our software-defined ApolloTM lidar technology with advanced computing to bridge the gap between perception and real-time action. Beyond addressing critical needs in transportation, safety, and security, OPTIS™ opens our platform to third-party partners and developers, creating an ecosystem for innovation and growth beyond automotive applications. Since launch, we’ve transitioned OPTIS™ from concept to a structured offering, with initial deployments already completed. Our flagship OPTIS™ deployment in California is live at an active intersection and provides the potential for a complete traffic management solution that integrates our lidar, perception, and actuation in conjunction with our partners Flasheye and Blue-Band, with several additional deployments planned. Recent additions to our partner network include Black Sesame Technologies and Vueron.

In January 2026, we introduced STRATOS™, the next product in our lidar family. STRATOS™ is based on the same underlying software‑defined ApolloTM architecture but delivers an extended detection range of up to approximately 1.5 kilometers and roughly twice the angular resolution. STRATOS™ is designed for applications requiring enhanced long‑distance performance, including sensing requirements in certain automotive, infrastructure, aviation, industrial, and defense use cases.

In March 2026, we joined the NVIDIA Halos AI Systems Inspection Lab, the world’s first ANAB-accredited AI systems inspection lab, which we believe further reinforces our positioning within the NVIDIA ecosystem and may support our engagement with global automotive OEMs and Tier 1 suppliers. Also, during the first quarter of 2026, we entered into a commercial relationship with SynTech, a global defense systems company with established ties to leading defense primes, under which SynTech began promoting Apollo™ to its customers and we have commenced initial shipments. We believe this relationship could expand our addressable market into international defense and aviation; however, there can be no assurance that this relationship, or the integrations described above, will result in commercial sales for us.

In aerospace and defense, our customer engagements continued to ramp during the first quarter of 2026, with multiple repeat orders from existing customers and active development across multiple programs with certain customers. We are evaluating expanded use cases for our products with these customers, and we expect to receive additional requests for quotation in the near term. While we are encouraged by the trajectory of these engagements, there can be no assurance that they will translate into commercial sales for us.

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

Geographic Opportunities

While our commercial activities remain primarily focused in North America, we are also actively engaging with customers in EMEA and APAC. Our APAC strategy has begun to evolve through business development activities in Korea, where we have established on-the-ground support and have engaged with multiple customers across the ITS, rail, and mobility sectors. In China, we have multiple customer evaluations in progress, supported by our existing partnerships with ATI and LighTekton. Additional proof-of-concept activity is underway in other geographies, including Australia and Thailand. There can be no assurance that any of these international engagements will result in commercial sales for us.

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

Building on this foundation, we launched OPTIS™ in July 2025, a complete physical AI solution that extends our capabilities beyond automotive. OPTIS™ combines Apollo’sTM software-defined lidar with advanced computing to deliver actionable intelligence for modernizing legacy infrastructure. This platform not only addresses critical needs in transportation, safety, and security but also opens our ecosystem to third-party partners and developers, fostering innovation across industries. Since launch, OPTIS™ has moved from concept to structured offering, with initial deployments completed and new partners such as Black Sesame Technologies, BlueBand, Flasheye, and Vueron joining our network. In addition, in January 2026, we announced STRATOS™, the next product in this family. STRATOS™ is based on the same underlying architecture as Apollo™ but offers extended detection range of up to approximately 1.5 kilometers and roughly twice the angular resolution. STRATOS™ is intended for applications that require enhanced long‑distance performance or operate at higher speeds, including certain automotive, infrastructure, defense, and industrial sensing environments. Like Apollo™, STRATOS™ leverages our software‑defined sensing approach, enabling performance updates without a hardware redesign.

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

Components of Results of Operations

Revenues

Our product revenue primarily relates to unit sales of our lidar units, software, and support. Revenue from these sales is typically recognized at a point in time when the control of the goods is transferred to the customer, generally upon delivery of or shipment to the customer, or when services have been provided. Revenue from development and/or collaboration contracts are earned from R&D activities and collaboration with OEMs and Tier 1 suppliers. These contracts primarily focus on customization of our product's capabilities to our customers’ applications, typically involving software implementation to assist with sensor connection and control, customization of scan patterns, and enhancement of perception capabilities to meet specific customer needs. Revenue from development contracts is recognized when we satisfy performance obligations in the contract, which can result in recognition at either a point in time or over time. This assessment is made at the outset of the arrangement for each performance obligation.

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

Cost of Revenue

Cost of revenue includes costs directly associated with the production of lidar units, cost of software and support, and certain costs associated with development contracts. Such costs for the products include direct materials, direct labor, indirect labor, inventory write downs, losses on purchase commitments, warranty expense, and allocation of overhead. As we increase the volume of ApolloTM units that are manufactured, we expect the bill of material costs to decrease over time. Costs associated with development contracts include the direct costs and allocation of overhead costs involved in the execution of the contracts.

Operating Expenses

Research and Development

Our research and development ("R&D") efforts are focused primarily on hardware, software, and system engineering related to the design and development of our advanced lidar solutions. R&D expenses include:

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

Change in Fair Value of Convertible Note and Warrant Liabilities

The changes in fair value of the convertible note and warrant liabilities are the result of the change in fair value at each reporting date. The convertible note and warrant liabilities were recorded at fair value for each reporting period, and the changes in fair value were reported within other income (expense), net during the period. We also elected to record interest expense on the convertible note as changes in fair value. We have fully repaid the 2025 convertible note and will not have a change in fair value of the convertible note in future periods. In addition, we expect the change in fair value of warrant liabilities to decrease as the warrant associated with the 2022 convertible note was cancelled and the warrant associated with the 2025 convertible note was exercised in full.

Interest Income, Interest Expense and Other

Interest income and other consists primarily of interest and investment income earned on our cash, cash equivalents, and marketable securities. These amounts will vary based on our cash, cash equivalents, and marketable securities balances and market rates. Interest income and other also includes gains on sale of property and equipment. Interest expense and other consists primarily of financing costs, amortization of premiums and accretion of discounts on marketable securities, net, and foreign exchange gains and losses.

Results of Operations

Comparison of the three months ended March 31, 2026 and 2025

The results of operations presented below should be reviewed in conjunction with the condensed consolidated financial statements and notes included elsewhere in this report. The following table sets forth our consolidated results of operations data for the three months ended March 31, 2026 and 2025 (in thousands, except for percentages):

	Three months ended March 31,		Change	Change
	2026	2025	$	%
Revenue	$101	$64	$37	58%
Cost of revenue	201	96	105	109%
Gross loss	(100)	(32)	(68)	213%
Research and development	3,765	3,490	275	8%
Sales and marketing	986	383	603	157%
General and administrative	4,178	2,895	1,283	44%
Total operating expenses	8,929	6,768	2,161	32%
Loss from operations	(9,029)	(6,800)	(2,229)	33%
Change in fair value of convertible note and warrant liabilities	19	680	(661)	(97)%
Interest income and other	645	214	431	201%
Interest expense and other	22	(2,108)	2,130	(101)%
Total other income (expense), net	686	(1,214)	1,900	(157)%
Loss before income tax	(8,343)	(8,014)	(329)	(4)%
Provision for income tax	2	2	—	—%
Net loss	$(8,345)	$(8,016)	$(329)	(4)%

Revenue

Revenues increased by $37, or 58%, to $101 for the three months ended March 31, 2026, from $64 for the three months ended March 31, 2025. This increase is primarily due to sales of our ApolloTM lidar units, partially offset by lower contract development revenues.

Cost of Revenue

Cost of revenue increased by $105, or 109%, to $201 for the three months ended March 31, 2026, from $96 for the three months ended March 31, 2025. This increase was primarily due to higher costs of product sales in the current quarter, partially offset by lower inventory provisions.

Operating Expenses

Research and Development

Research and development expenses increased by $275, or 8%, to $3,765 for the three months ended March 31, 2026, from $3,490 for the three months ended March 31, 2025. This increase was primarily driven by an increase in personnel costs, net of allocations, of $537, and increased fees paid to third party development work, engineering parts and lab equipment, and other research and development expenses of $235. These increases were partially offset by a decrease in stock-based compensation expense of $484.

Sales and Marketing

Sales and marketing expenses increased by $603, to $986 for the three months ended March 31, 2026, from $383 for the three months ended March 31, 2025. This increase was primarily driven by increases in personnel costs, including allocations, of $438 and marketing, trade show and consultant expenses of $189.

General and Administrative

General and administrative expenses increased by $1,283, or 44%, to $4,178 for the three months ended March 31, 2026, from $2,895 for the three months ended March 31, 2025. This increase was primarily driven by a favorable adjustment of $1,685 upon settlement of a lease dispute during the three months ended March 31, 2025. The increase was also due to higher personnel costs, net of allocations, of $250, partially offset by decreases in stock-based compensation of $430, and legal fees and consulting expenses of $225.

Change in Fair Value of Convertible Note and Warrant Liabilities

Change in fair value of convertible note and warrant liabilities decreased by $661 to $19 for the three months ended March 31, 2026, from $680 for the three months ended March 31, 2025. This decrease was primarily due to the change in fair value of the 2025 Note and warrants, which were fully settled or cancelled in 2025.

Interest Income and Other

Interest income and other increased by $431, or 201%, to $645 for the three months ended March 31, 2026, from $214 for the three months ended March 31, 2025. This increase was primarily due to higher interest earned on our cash, cash equivalents, and marketable securities in the current period.

Interest Expense and Other

Interest expense and other decreased by $2,130, to a net income of $22 for the three months ended March 31, 2026, from a net expense of $2,108 for the three months ended March 31, 2025. This decrease was primarily due to a decrease in costs related to financing arrangements of $1,959 and higher foreign exchange gains (losses), net of $172.

Net Loss

Net loss increased by $329, or 4%, to $8,345 for the three months ended March 31, 2026, from $8,016 for the three months ended March 31, 2025. This increase was primarily due to increased facilities costs as a result of the favorable adjustment from the settlement of a lease dispute in the prior year's quarter and increased personnel costs, partially offset by decreased stock-based compensation, lower changes in fair value of convertible note and warrants, and decreased financing costs.

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

Shelf Registration

On September 26, 2023, the U.S. Securities and Exchange Commission declared our Registration Statement on Form S-3 effective (the "Shelf"), which allows us to raise up to $200,000 in capital over the following three years. The use of the Shelf was subject to a limitation of one-third of our public float in any rolling twelve-month period, when our public float was below $75,000, which is commonly referred to as the “baby shelf" rules. Since July 28, 2025, we have not been subject to the "baby shelf" rules. Since the Shelf was established, we have used the Shelf to register the shares sold in the May 29, 2024 Registered Direct Offering and the September 12, 2024 A.G.P. Transaction, both of which are further described below. The Shelf is scheduled to expire in September 2026, and we expect to file a replacement registration statement on Form S-3 in May 2026 to maintain capacity to raise capital under our existing financing programs. There can be no assurance that we will be able to raise additional capital under any such replacement registration statement, in the amounts anticipated, or at all.

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

New Circle Transaction

On July 25, 2024, we entered into a Stock Purchase Agreement with New Circle Principal Investments LLC, or New Circle, pursuant to which we have the right, but not the obligation, to sell to New Circle, and New Circle is obligated to purchase, up to $50,000 of our common stock. Such sales of common stock by us, if any, may occur from time to time at our sole discretion, over a 36-month period. In December 2025, we terminated the agreement with New Circle. The termination was part of our broader effort to simplify our capital structure and reduce the number of outstanding financing instruments, while consolidating our equity financing capacity under our existing at‑the‑market facility, which we believe provides more operational flexibility and alignment with our long‑term capital strategy. In total, we issued 8,980,713 shares of our common stock to New Circle under the agreement for gross proceeds totaling $27,754.

A.G.P. Transaction

On September 12, 2024, we entered into an At Market Issuance Sales Agreement with Alliance Global Partners, or A.G.P., pursuant to which we may issue and sell through A.G.P., up to $2,600 of our common stock from time to time through an "at-the-market" equity offering program. In December 2025, we increased the aggregate amount available under the ATM program to $125,000, following multiple prior increases since the original agreement was entered into. Such sales of common stock by us, if any, may occur from time to time at our sole discretion, over a 36-month period. As of March 31, 2026, we have sold 23,220,784 shares under the ATM Agreement for gross proceeds totaling $68,436 and have remaining availability of $56,564.

2025 Convertible Note

In January 2025, we entered into a Securities Purchase Agreement to finance an aggregate principal amount of up to $3,240 with a certain institutional investor and issued (i) a senior unsecured convertible promissory note (the "2025 Note") for an aggregate purchase price of $3,000 and (ii) a warrant to purchase up to 805,263 shares of our common stock. The 2025 Note, subject to an original issue discount of 7.4%, had a term of eighteen months and accrued interest at the rate of 7.0% per annum. The 2025 Note was convertible into Common Stock, at a per share conversion price equal to $2.22, subject to adjustments noted in the 2025 Note. The Warrant had an exercise price of $2.22 and was exercisable after the six month and one day anniversary of its issuance (the “Initial Exercisability Date”) until for four years following the Initial Exercisability Date. These warrants were exercised in full on July 28, 2025. During the year ended December 31, 2025 the Company made cash payments of $989. Additionally, $2,591 in aggregate principal and interest were converted into 2,405,573 shares of common stock. The 2025 Note was fully paid in 2025.

Until we are able to generate sufficient revenue from the sale of our products to cover operating expenses, working capital, and capital expenditures, we expect the funds raised in the transactions described earlier, and other potential sources of capital, are sufficient to fund our near-term cash needs. If we are required to raise additional funds by issuing equity securities, dilution of stockholders will result. Any debt securities issued may also have rights, preferences, and privileges senior to those of holders of our common stock. The terms of debt securities or borrowings could impose significant restrictions on our operations. We may also be unable to raise additional capital through the sale of securities and debt financing, or to do so on terms that are favorable to us, particularly given the current capital market and overall macroeconomic conditions.

For the three months ended March 31, 2026 and 2025, we had a net loss of $8,345 and $8,016, respectively. We expect that our expenses will continue to exceed our operating income and, as a result, we may need additional capital resources to fund our operations. We believe we currently have sufficient financial resources to fund our operating expenses, working capital, and capital expenditure requirements for a period of at least twelve months from the date of this Quarterly Report on Form 10-Q. Our plans for the use of cash in the long term (beyond twelve months from this Quarterly Report on Form 10-Q) are primarily related to funding operating expenses to support the continued development and commercialization of our products. For additional information regarding our cash requirements from contractual obligations, see Note 16 to the Condensed Consolidated Financial Statements in Item 1of Part I of this Quarterly Report on Form 10-Q.

Cash Flow Summary

	Three months ended March 31,
	2026	2025
	(in thousands)
Net cash provided by (used in):
Operating activities	$(8,555)	$(7,803)
Investing activities	$10,713	$(8,578)
Financing activities	$(352)	$11,382

Operating Activities

For the three months ended March 31, 2026, net cash used in operating activities was $8,555. Factors affecting operating cash flows during this period were net loss of $8,345, partially offset by stock-based compensation of $1,542 and common stock purchase agreement costs of $136. Within operating activities, the net changes in operating assets and liabilities were cash used of $2,041, primarily driven by decreases in accrued expenses and other liabilities and operating lease liabilities of $2,895 and $121, respectively. Cash used was offset by cash provided by a decrease in prepaid and other current assets of $684 and an increase in accounts payable of $205.

For the three months ended March 31, 2025, net cash used in operating activities was $7,803. Factors affecting operating cash flows during this period were a net loss of $8,016, a gain on termination of an operating lease, net, of $1,685, and change in fair value of convertible notes and warrant liabilities of $680, partially offset by stock-based compensation of $2,501, debt issuance costs of $1,984, and common stock purchase agreement costs of $111. Within operating activities, the net changes in operating assets and liabilities were cash used of $2,056, primarily driven by decreases in accrued expenses and other liabilities and operating lease liabilities of $2,408 and $57, respectively. Cash used was offset by cash provided by decreases in prepaid and other current assets and other noncurrent assets of $98 and $80, respectively, and an increase in accounts payable of $222.

Investing Activities

For the three months ended March 31, 2026, net cash provided by investing activities was $10,713. The primary factors affecting net cash provided by investing activities during this period were proceeds from the redemptions and maturities of marketable securities of $10,900 partially offset by purchases of property and equipment of $187.

For the three months ended March 31, 2025, net cash used in investing activities was $8,578. The primary factors affecting net cash used in investing activities during the period were the purchases of marketable securities of $14,303 partially offset by redemptions and maturities of marketable securities of $5,731.

Financing Activities

For the three months ended March 31, 2026, net cash used in financing activities was $352. The primary factors affecting financing cash flows during this period were taxes paid on net settlement of equity awards of $252, and payments of stock issuance costs related to common stock purchase agreements of $100.

For the three months ended March 31, 2025, net cash provided by financing activities was $11,382. The primary factors affecting financing cash flows during this period were proceeds from common stock purchase agreement of $9,495 and from the issuance of a convertible note of $2,950, partially offset by debt issuance costs of $578, taxes paid on net settlement of equity awards of $333 and stock issuance costs related to common stock purchase agreements of $152.

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

During the three months ended March 31, 2026, there were no significant changes in our critical accounting estimates as compared to those previously disclosed in “Critical Accounting Policies and Estimates” in “Management's Discussion and Analysis of Financial Condition and Results of Operations” included in our 2025 Annual Report on Form 10-K.

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

Inflation Risk

We do not believe that inflation has had a material effect on our business, results of operations, or financial condition. Nonetheless, if our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs. Our inability or failure to do so could harm our business, results of operations or financial condition. We are monitoring the current inflationary environment, particularly as it may be impacted by recent and proposed changes to tariffs and trade policies.

Interest Rate Risk

As of March 31, 2026, we had cash, cash equivalents, and marketable securities of $77,238, which consisted primarily of deposits in our bank accounts, money market funds, and marketable securities. Such interest-earning instruments carry a degree of interest rate risk. Our investment policy is focused on the preservation of capital and supporting our liquidity needs. We invest in highly rated securities, while limiting the amount of credit exposure to any one issuer other than the U.S. government. A hypothetical 100 basis point change in interest rates would not have a material impact on our financial condition or results of operations due to the short-term nature of our cash, cash equivalents and marketable securities. For information on the composition of our cash, cash equivalents, and marketable securities by instrument type and fair value level, refer to Note 2 to the Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report on Form 10-Q.

Credit Risk

Our concentration of credit risk is determined by evaluating each customer and each vendor that accounts for more than 10% of our accounts receivable and accounts payable, respectively. As of March 31, 2026, there were four customers accounting for 10% or more of our accounts receivable and one vendor accounting for 10% or more of our accounts payable.

We perform credit evaluations as needed and generally do not require collateral for our customers. We analyze accounts receivable, historical percentages of uncollectible accounts, and changes in payment history when evaluating the adequacy of the allowance for doubtful accounts for potential credit losses on customers’ accounts. For the three months ended March 31, 2026 and 2025, we had no write-offs and have not recorded any provision for expected credit losses.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have evaluated the effectiveness of our disclosure controls and procedures as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of March 31, 2026. Based on this evaluation, our principal executive officer and principal financial officer have concluded that these disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2026.

Management’s Report on Internal Controls Over Financial Reporting

As discussed in our 2025 Annual Report on Form 10-K, we concluded that our internal control over financial reporting was effective as of December 31, 2025.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarterly period ended March 31, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1. Legal Proceedings

From time to time, we may become involved in actions, claims, suits, and other legal proceedings arising in the ordinary course of our business, including assertions by third parties relating to intellectual property infringement, breaches of contract or warranties, stockholder litigation, or employment-related matters. We are not currently a party to any actions, claims, suits, or other legal proceedings, the outcome of which, if determined adversely to us, would individually or in the aggregate have a material effect on our business, financial condition, and results of operations. For a description of developments to legal proceedings during the three months ended March 31, 2026, see Note 16, “Commitments and Contingencies” to our condensed consolidated financial statements.

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

We have incurred net losses in each year since our inception. In the three months ended March 31, 2026 and 2025, we incurred net losses of approximately $8.3 million and $8.0 million, respectively. We expect that we will continue to incur significant losses through at least the next few years as we:

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

As of March 31, 2026, we had an accumulated deficit of approximately $415.4 million. Even if we are able to increase sales or licensing of our products, there can be no assurance that we will be commercially successful. Since we will incur the costs and expenses from these efforts prior to receiving incremental revenues with respect thereto, our losses in future periods may be significant. In the past, design wins, the first step towards commercialization with a particular OEM, have taken longer than originally expected. Similarly, in the Non-Automotive market, a proof-of concept, or POC, which usually occurs prior to the placement of a commercial order, is taking longer than expected, sometimes 12 months or more. Such delays, including delays that may occur in the future, will impact the timing of our revenue. If our products do not achieve sufficient market acceptance, we will not become profitable. If we fail to become profitable, or if we are unable to fund our continuing losses, we may be unable to continue our business operations. There can be no assurance that we will ever achieve or sustain profitability.

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

In the recent past, we have been subject to the “baby shelf” rules and we may become subject to such rules again.  In the event we again become subject to the “baby shelf” rules, it would limit our ability to raise additional capital to one-third of our public float in any twelve-month period.

Any restructuring actions and cost reduction initiatives that we undertook, or may undertake in the future, may not deliver the results we expect, and these actions may adversely affect our business.

Since 2023, we have implemented multiple restructuring actions aimed at focusing the organization on the commercialization of our automotive products, while reducing fixed operating costs, including the elimination of our then-existing internal sales and marketing teams. Our capital light business model allows us to leverage one or more Tier 1 partners and their manufacturing capabilities, supply chains, OEM relationships to bring our products to market. In our Non-Automotive markets, including for our OPTIS™ platform, we may also seek to leverage the sales channels, customer relationships, and integration capabilities of our software, perception, and ecosystem partners to expand market reach. These restructurings could result in disruptions to our operations and adversely affect our business and our ability to maintain or obtain additional Tier 1 partners. For example, we are actively working with our current Tier 1 partner to pursue available opportunities and if our restructuring actions impede our ability to win these awards, this could materially impact our business. In addition, we cannot be sure that these cost reduction initiatives will be successful in reducing our overall expenses to the extent anticipated, or that unexpected costs will not offset any such reductions or related initiatives. If our operating costs are higher than we expect, or if we do not maintain adequate control of our costs and expenses, our operating results could be materially and adversely affected.

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

Factors that may cause these quarterly fluctuations include, without limitation:

•	the timing and magnitude of orders and shipments of our products in any quarter;

•	decreases in pricing we may adopt to drive market adoption or in response to competitive pressure;

•	our ability to retain our existing customers and strategic partners and attract new customers and strategic partners;

•	our ability to develop, introduce, manufacture, and ship, in a timely manner, products that meet customer requirements and expectations;

•	disruptions in our sales channels or termination of our relationships with important channel partners;

•	delays in customers’ purchasing cycles or deferments of customers’ purchases in anticipation of new products or updates from us or our competitors;

•	the timing of charges related to impairments of long-lived assets;

•	non-routine write-downs of inventory;

•	one-time termination benefits and other restructuring costs;

•	fluctuations in demand for our products;

•	the mix of products sold or licensed by us in any given quarter;

•	the duration or worsening of the military conflicts in Iran, Ukraine, and elsewhere in the Middle East, and the time it will take for the economic recovery for such impact to occur;

•	changing international trade policies, including the imposition or modification of tariffs, increasing trade tensions, and the implementation of potential trade restrictions;

•	the timing and rate of broader market adoption of ADAS or autonomous systems utilizing our solutions across the Automotive and other market sectors;

•	the timing and scale of the market acceptance of lidar generally;

•	further technological advancements by our competitors and other market participants;

•	the ability of our customers and strategic partners to commercialize systems that incorporate our products;

•	any change in the competitive dynamics of our markets, including consolidation of competitors, regulatory developments, and new market entrants;

•	our ability to effectively manage or outsource management of our inventory;

•	changes in the source, cost, availability of, and regulations pertaining to components and materials we use in our products;

•	impact of foreign currency fluctuations;

•	adverse litigation, judgments, settlements, or other litigation-related costs, or claims that may give rise to such costs;

•	general economic, industry, and market conditions, including trade disputes.

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

We have been focused on developing our deterministic artificial intelligence-driven sensing system for vehicle autonomy, ADAS, and Non-Automotive applications since 2013. This relatively limited operating history makes it difficult to evaluate our future prospects and the risks and challenges we may encounter, which include our ability to:

•	develop and commercialize our products;

•	produce and deliver lidar and software products meeting acceptable performance metrics;

•	forecast our revenue and budget for and manage our expenses;

•	attract new customers and retain existing customers;

•	develop, obtain, or progress strategic partnerships;

•	comply with existing and new or modified laws and regulations applicable to our business;

•	plan for and manage capital expenditures for our current and future products, and manage our supply chain and supplier relationships related to our current and future products;

•	anticipate and respond to macroeconomic changes as well as changes in the markets in which we operate;

•	maintain and enhance the value of our reputation and brand;

•	effectively manage our growth and business operations, including the lingering impacts of macroeconomic factors on our business, such as the wars in Iran, Ukraine, and elsewhere in the Middle East;

•	effectively manage our supply chain to address changing international trade policies, including tariffs, trade tensions, and potential trade restrictions;

•	develop and protect our intellectual property;

•	hire, integrate, and retain talented people at all levels of our organization; and

•	successfully develop new solutions to enhance the experience of customers.

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

As previously disclosed, on March 11, 2025, we received notice from Nasdaq that we were no longer in compliance with the $1.00 per share minimum bid price requirement for continued listing on Nasdaq. On July 30, 2025, however, Nasdaq notified us that we had regained compliance with the requirement and that the matter was now closed. There can be no assurance that we will be able to maintain compliance with Nasdaq’s continued listing requirements in the future. In addition, the trading volume of our common stock has in the past, and may, in the future, fluctuate significantly, which can have a significant impact on the price of our common stock. If the market price of our common stock declines significantly, you may be unable to resell your shares at an attractive price, or at all. We cannot assure you that the market price of our common stock will not fluctuate widely or decline significantly in the future.

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

The integration of our lidar technology into the NVIDIA DRIVE AGX platform does not guarantee that automotive OEMs will select our lidar technology for their ADAS or autonomous driving solutions, even if such automotive OEMs select the NVIDIA DRIVE AGX platform instead of the platform of one of NVIDIA’s competitors or a solution developed internally by the automotive OEM.  Moreover, if we are unable to achieve complete integration on current or future versions of the NVIDIA DRIVE AGX platform, that would severely impact our ability to support automotive OEMs adopting the NVIDIA DRIVE AGX platform. The NVIDIA DRIVE AGX platform supports a number of lidar sensors that are competitive to our solution and NVIDIA is expected to remain neutral with respect to the automotive OEM’s decision as to choice of lidar sensor for that automotive OEM’s solution.  It is difficult to predict how many automotive OEMs will ultimately adopt the NVIDIA DRIVE AGX platform.

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

Most of the components found in our products are currently manufactured abroad. Relying on foreign-produced components subjects us to risks relating to changes in import duties, quotas, the potential for introduction of U.S. taxes on imported goods, the potential loss of “most favored nation” status with the U.S., and freight cost increases, as well as economic and political uncertainties, that could result in a trade war causing ever-increasing tariffs, although we have not seen a significant impact yet. We may also experience shipment delays caused by shipping port constraints, labor strikes, work stoppages, acts of war, including the current conflicts in Iran, Ukraine, and elsewhere in the Middle East, and terrorism, or other supply chain disruptions, including those caused by extreme weather, natural disasters, and pandemics or other public health concerns.

If any of these or other factors, including trade tensions between the U.S. and other nations, including China and Russia, as a result of the wars in Iran, Ukraine, or otherwise, were to cause a disruption of trade from other countries, and in particular, Taiwan, our ability to source products, components, or raw materials could be adversely affected. We may need to seek alternative suppliers or vendors, which may not be available, or make changes to our operations, any of which could have a material adverse effect on our business, results of operations, or financial condition. Also, the prices charged by foreign manufacturers for production or the acquisition of raw materials or components, may be affected by the fluctuation of their local currency against the U.S. dollar, which could cause the cost of our products to increase and negatively impact our business. In addition, if the supply of components for our products becomes more limited than we anticipated, competition to acquire the limited supply of components will drive prices higher than planned, negatively impacting our cash flows and gross margins.

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

Cost-cutting initiatives adopted by our customers may result in continued downward pressure on pricing. Our agreements with automotive OEMs and Tier 1 suppliers may require step-downs in pricing over the term of the agreement or if commercialized, over the period of production. In addition, our automotive OEM and Tier 1 suppliers often reserve the right to terminate their supply contracts for convenience, which enhances their ability to obtain price concessions. Automotive OEMs and Tier 1 suppliers also possess significant leverage over their suppliers, including us, because the automotive component supply industry is highly competitive, serves a limited number of customers, and has a high fixed cost base. See also the risk factor entitled, “We operate in a highly competitive market involving emerging technology. We compete against a number of competitors, some of whom have substantially greater resources than us,” below.

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

Our future growth depends on penetrating new markets, adapting existing products to new applications and customer requirements, achieving volume-based component price reductions, and introducing new products that achieve market acceptance. We expect to continue to incur R&D costs as part of our efforts to design, develop, manufacture, and commercialize new products and enhance existing products. Our R&D expenses were approximately $3.8 million and $3.5 million during the three months ended March 31, 2026 and 2025, respectively, and may increase in the future. Because we account for R&D as an operating expense, these expenditures will adversely affect our results of operations in the future. Further, our R&D program may not produce successful results, and our new products may not achieve market acceptance, create additional revenue, or become profitable.

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

In addition, we are observing increased customer demand for fully integrated, end-to-end solutions rather than discrete components. While we believe our OPTIS™ platform is designed to address this demand, the process of integrating third-party perception, analytics, and other software with our hardware platform is technically complex and can be time-consuming, with no guarantee that any particular integration will be completed successfully or on the timeline we anticipate. Our success in addressing these markets will depend on our ability to (i) source and engage qualified partners, (ii) build, validate, and support compelling integrated solutions, and (iii) effectively market and sell those solutions to end customers. A failure or delay in any of these areas could limit our growth in our Non-Automotive markets and impair the value of our OPTIS™ strategy.

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

Our investments in artificial intelligence may not yield the benefits we expect, and we may be at a disadvantage relative to competitors with greater resources to invest in artificial intelligence.

We are making, and expect to continue to make, investments in artificial intelligence to drive operational efficiency, improve the performance of our lidar and software solutions, and enhance our research and development productivity. The artificial intelligence landscape is evolving rapidly, and there can be no assurance that our investments will yield the benefits we anticipate, that we will be able to successfully integrate artificial intelligence capabilities into our products or operations, or that any benefits realized will be sustained over time. In addition, certain of our competitors and other industry participants have substantially greater financial, engineering, and data resources than we do, and may be able to invest in and deploy artificial intelligence capabilities at a scale that we cannot match. If our artificial intelligence investments do not produce the intended benefits, or if competitors deploy more advanced or cost-effective artificial intelligence capabilities than we are able to deploy, our competitive position, results of operations, and prospects could be materially and adversely affected.

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

Reliance on third-party manufacturers reduces our control over the manufacturing process, including reduced control over quality, product costs, product supply, and timing. We may experience delays in shipments or issues concerning product quality from our third-party manufacturers. If any of our third-party manufacturers experience interruptions, delays, or disruptions in supplying our products, including by (i) natural disasters, (ii) the effects of any epidemics or outbreaks of other contagions, such as "bird-flu," (iii) increased military conflict, especially in Iran, Ukraine, and elsewhere in the Middle East, (iv) increasing trade tensions around the globe, or (v) work stoppages or capacity constraints, our ability to ship products would be delayed. In addition, unfavorable economic conditions could result in financial distress among third-party manufacturers upon which we rely, thereby increasing the risk of disruption of supplies necessary to fulfill our production requirements and meet customer demands. Additionally, if any of our third-party manufacturers experience quality control problems in their manufacturing operations and our products do not meet customer or regulatory requirements, we could be required to cover the cost of repair or replacement of any defective products. These delays or product quality issues could have an immediate and material adverse effect on our ability to fulfill orders and could have a negative effect on our operating results. In addition, such delays or issues with product quality could adversely affect our reputation and our relationship with our channel partners. If our third-party manufacturers experience financial, operational, manufacturing capacity, or other difficulties, or experience shortages in required components, or if they are otherwise unable or unwilling to continue to manufacture our products in required volumes or at all, our supply may be disrupted, we may be required to seek alternate manufacturers, and we may be required to redesign our products. It would be time-consuming, and could be costly and impracticable, to begin to use new manufacturers or designs, and such changes could cause significant interruptions in supply and could have an adverse effect on our ability to meet our scheduled product deliveries and may subsequently lead to the loss of sales. While we take measures to protect our trade secrets, the use of third-party manufacturers may also risk disclosure of our innovative and proprietary manufacturing methodologies, which could adversely affect our business.

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

Sales to international customers accounted for 26% and 100% of our revenue during the three months ended March 31, 2026 and 2025, respectively. In May 2024, we announced that we have partnered with Accelight Technologies, Inc. and LighTekton Co., Ltd. to deliver our lidar solutions to the China market, specifically focused on the autonomous trucking and railway segments, as the market in China appears to be ahead of the rest of the world in lidar adoption. However, we have not previously sold into the China market and our partners, although they regularly conduct business in China, do not have experience in the lidar market. There is also significant competition in China from local lidar manufacturers. We can provide no assurances that we will be successful in the China lidar market.

In general, international operations are subject to a number of other risks, including:

•	the impact of tariffs and any escalation of a trade war between the U.S. and its trading partners;

•	exchange rate fluctuations;

•	political and economic instability, international terrorism, and anti-American sentiment, particularly in emerging markets;

•	global or regional health crises, such as epidemics or outbreaks of other contagions;

•	military conflicts in Iran, Ukraine, and elsewhere in the Middle East;

•	potential for violations of anti-corruption laws and regulations, such as those related to bribery and fraud;

•	preference for locally branded products, and laws and business practices favoring local competition;

•	potential consequences of, and uncertainty related to, the “Brexit” process in the United Kingdom, which could lead to additional expense and complexity in doing business there;

•	increased difficulty in managing inventory;

•	delayed revenue recognition;

•	the potential for less effective protection of intellectual property;

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

Our products are highly technical, very complex, and require precision to manufacture. Our products have in the past experienced, and will likely in the future experience, defects, errors, or reliability issues at various stages of development, production, and use. We may be unable to timely release new products, manufacture existing products, correct problems that have arisen, or correct such problems to our customers’ satisfaction. Additionally, undetected errors, defects, or security vulnerabilities, especially as new products are introduced or as new versions are released, could result in serious injury to the end users of the technology incorporating our products, or those in the surrounding area, our customers never being able to commercialize technology incorporating our products, litigation against us, negative publicity, and other consequences. These risks are particularly prevalent in the highly competitive autonomous driving and ADAS markets. Some errors or defects in our products may only be discovered after they have been tested, commercialized, and deployed by customers. If that is the case, we may incur significant additional development costs and product recall, repair, or replacement costs. These problems may also result in claims, including class actions, against us. Our reputation or brand may be damaged as a result of these problems and customers may be reluctant to buy our products thereafter, which could adversely affect our ability to retain existing customers and attract new customers, and could adversely affect our financial results.

Our products are intended to be combined with third-party hardware and software as part of a larger system. These larger systems are also highly technical, complex, and require precision to manufacture. The third-party components incorporated into these larger systems have been and will be subject to defects, errors, and reliability issues during development, production, and use. Should these third-party components, in which our products are intended to be combined with, fail or require action to correct defects or errors, it would likely delay the sale of the larger system in which our products are to be incorporated, thereby adversely affecting our financial results. As the production of third-party components is largely outside of our control, we are subject to such third parties investing sufficient time and resources to manufacture their products without minimal defects. For example, if a third-party reseller intended to overlay perception software on our product prior to resale, but such perception software contained defects or errors such that it could not be introduced into the market, the sales of our products would be delayed or cancelled, thereby adversely affecting our financial results.

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

To ensure adequate inventory, we must forecast inventory needs and expenses, place orders sufficiently in advance with our suppliers and manufacturing partners, and manufacture products based on our estimates of future demand for particular products. Fluctuations in the adoption of lidar products may affect our ability to forecast our future operating results, including revenue, gross margins, cash flows, and profitability. Our ability to accurately forecast demand for our products could be affected by many factors, including the accuracy of the forecasts that we receive from our customers, the rapidly changing nature of the autonomous driving and ADAS markets in which we operate, the uncertainty surrounding the market acceptance and commercialization of lidar technology, the emergence of new markets, an increase or decrease in customer demand for our products or for products and services of our competitors, product introductions by competitors, epidemics or outbreaks of other contagions, such as "bird-flu," should they materialize, any work stoppages or interruptions, unanticipated changes in general market conditions, and the general weakening of economic conditions or consumer confidence, which may be exacerbated by the on-going military actions in Iran, Ukraine, and elsewhere in the Middle East, or escalating trade tensions around the globe. Some of our component manufacturers offer significant price concessions for volume purchases. In the past, we have taken advantage of such price concessions, however, the additional volume commitments we make could lead to excess component inventories if we overestimate the demand for our products. If our lidar products are commercialized in autonomous driving and ADAS applications, both of which are experiencing rapid growth in demand, we may face challenges acquiring adequate supplies to manufacture our products and/or we and our manufacturing partners may not be able to manufacture our products at a rate necessary to satisfy the levels of demand, which would negatively affect our revenue. This risk may be enhanced by the fact that we may not carry or be able to obtain for our manufacturing partners a significant level of inventory to satisfy short-term increases in demand. If we fail to accurately forecast customer demand, we may experience excess inventory levels or a shortage of products available for sale.

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

While we make our strategic planning decisions based on the assumption that the markets we are targeting will grow, our business is dependent, in large part on, and directly affected by, business cycles and other factors affecting the global automotive industry and the global economy generally. Automotive production and sales are highly cyclical and depend on general economic conditions and other factors, including consumer spending and preferences, changes in interest rates (which significantly increased beginning in 2022 and have fallen starting in 2025) and credit availability, changes in inflation rates (which the U.S. has recently experienced and may continue to do so), consumer confidence (which may be starting to wane), fuel costs, fuel availability, environmental impact, tariffs (especially those targeting automobiles or components used by the automotive industry in particular, such as steel and aluminum), governmental incentives and regulatory requirements, and political volatility, especially in energy-producing countries and growth markets. Increases in interest rates, especially if coupled with reduced government spending and volatility in financial markets, may have the effect of further increasing economic uncertainty and heightening these risks, which may impact our ability to raise additional capital in the future. In addition, the ongoing hostilities between Russia and Ukraine, the war in Iran and elsewhere in the Middle East, and global reactions thereto have caused significant fluctuations in U.S. domestic and global energy prices. Oil supply disruptions related to the military action in Iran, and prior to that, the Russia-Ukraine conflict, as well as sanctions and other measures taken by the U.S. and its allies, has lead to higher costs for gas, food, and goods in the U.S. and exacerbate the inflationary pressures on the economy, with potentially adverse impacts on our customers and on our business, results of operations, and financial condition. Moreover, certain raw materials needed to produce components that are incorporated into our products, and the products of our customers, are primarily derived in the region in which the Russia-Ukraine conflict is occurring. The longer the Russia-Ukraine conflict continues and the more damage to Ukrainian infrastructure that occurs, the greater the impact could be on the supply of such raw materials, and the failure to have access to such raw materials could have an adverse effect on our business and results of operations. In addition, the Cybersecurity and Infrastructure Security Agency, or CISA, has in the past warned organizations in the U.S. to be on guard against possible cyber-attacks coming from Russia and Iran which has the potential to disrupt business operations, limit access to essential services, and threaten public safety.

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

Significant developments in alternative technologies, such as cameras and radar, or a fusion of lidar with cameras and/or radar, may materially and adversely affect our business, prospects, financial condition, and operating results in ways we do not currently anticipate. Existing and future camera and radar technologies may emerge as customers’ preferred alternative to our solutions. In addition, some of our competitors are developing lidar based on frequency-modulated continuous wave, or FMCW, sensors or single photon avalanche diode, or SPAD, sensors, rather than the time-of-flight, or ToF, sensors we utilize. Each type of sensor has advantages and disadvantages over the others and it is impossible to predict which one, or if any or all of these sensors will ultimately be adopted by various markets. Any failure by us to develop new or enhanced technologies or processes, or to react to changes in existing technologies, could materially delay our development and introduction of new and enhanced products, which could result in the loss of competitiveness of our lidar solutions, decreased revenue, and a loss of market share to competitors (or a failure to increase revenue and/or market share). Our R&D efforts may not be sufficient to adapt to changes in technology. As technologies change, we plan to upgrade or adapt our lidar solutions with the latest, yet cost effective, technology. However, our solutions may not compete effectively with alternative systems if we are not able to source and integrate the latest technology into our existing lidar solutions in a cost-effective manner.

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

We are highly dependent on our executive officers, in particular, Matthew Fisch, our Chief Executive Officer, and Conor B. Tierney, our Chief Financial Officer. The loss of any of our executive officers or other senior executives could adversely affect our business because the loss could make it more difficult to, among other things, compete with other market participants, continue to develop innovative product designs, and retain existing customers or cultivate new ones. Negative public perception of, or negative news related to any of our executive officers or senior executives may adversely affect our brand, relationship with customers, or standing in the industry. In the past, we have lost the services of some of our executive officers for various reasons.

Our business depends substantially on the efforts of our executive officers and highly skilled personnel, and our operations may be severely disrupted if we lose their services.

Competition for highly skilled personnel is often intense, especially in the San Francisco Bay Area, where we are headquartered, and we may incur significant costs to attract the highly skilled personnel we require. We may not be successful in attracting, integrating, or retaining qualified personnel to fulfill our current or future needs. We have, from time to time, experienced, and we expect to continue to experience, difficulty in hiring and retaining highly skilled employees with appropriate qualifications, especially those with engineering skills. Our ability to attract and retain the highly skilled personnel we require has been further hampered by the overall reductions in personnel we have implemented, which places more responsibility on fewer individuals, our focus on cash conservation, which has limited our ability to provide increases in compensation, and the decline in our stock price, which has decreased the retention value of the stock awards we have made to our employees. In addition, our equity plan for the past several years has not been well funded. We asked stockholders to approve an increase in the number of shares issuable under our equity plan at the 2024 and 2025 annual meeting of stockholders. Our stockholders failed to approve the additional shares, therefore we were unable to issue what we believe is sufficient equity to our employees, thereby decreasing our ability to retain them. In addition, our executive officers did not receive an equity grant as part of our long-term incentive program in 2024 and 2025, substantially increasing the risk of retention. At our 2026 annual meeting of stockholders, our stockholders did approve the addition of 6,750,000 shares to our equity plan. Even with the additional shares, the retention value of such shares may have been insufficient to adequately retain some or all of our employees, including our executive officers. Moreover, with the personnel reductions we have implemented, it may create, in some instances, single points of failure, such that if certain individuals voluntarily resign from the Company, it may adversely impact, or significantly delay, our ability to bring our products to market, which would severely impact our operations and have an adverse impact on our business prospects.

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

A significant natural disaster, such as an earthquake, fire, flood, hurricane, or significant power outage or other similar events, such as infectious disease outbreaks or pandemic events, could have an adverse effect on our business and operating results. Our corporate headquarters and major operations are located in the San Francisco Bay Area of California, which is a region known for significant seismic activity. In addition, natural disasters, acts of terrorism, or war could cause disruptions in our operations, or the operations of our customers, channel partners, or suppliers, or the economy as a whole. We also rely on information technology systems to communicate among our workforce and with third parties. Any disruption to our communications, whether caused by a natural disaster or by manufactured events, such as power disruptions, could adversely affect our business. We do not have a formal disaster recovery plan or policy in place and do not currently require that our suppliers have such plans or policies in place. To the extent that any such disruptions result in delays or cancellations of orders or impede our suppliers’ ability to timely deliver components, or the deployment of our products, our business, operating results, and financial condition would be adversely affected.

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

We are at risk for interruptions, outages, and breaches of our operational systems, including our business, financial, accounting, product development, and production processes, owned by us, our suppliers or our partners; our facility security systems, owned by us, our suppliers, or our partners; our in-product technology owned by us, our suppliers, or our partners; the integrated software in our lidar solutions; or the data that we process or our suppliers process on our behalf. In March 2025, we experienced a physical break-in at our headquarters. Although no property, either personal or intellectual, was taken, the break-in caused a temporary disruption to our operations. In mid-2022, our previous partner, Continental, experienced a cyberattack in which data was improperly taken from their servers. To date, Continental has not notified us that any data belonging to us was compromised. A cyber incident is considered to be any adverse event that threatens the confidentiality, integrity, or availability of our information resources. These incidents may be an intentional attack or an unintentional event and could involve gaining unauthorized access to our information systems or those of our third-party vendors for purposes of misappropriating assets, stealing confidential information, corrupting data, or causing operational disruption. Such cyber incidents could materially disrupt operational systems; result in loss of intellectual property, trade secrets or other proprietary or competitively sensitive information; compromise certain information of employees, suppliers, or others; jeopardize the security of our facilities; or affect the performance of in-product technology and the integrated software in our lidar solutions. A cyber incident could be caused by disasters, insiders (through inadvertence or with malicious intent), or malicious third parties (including nation-states or nation-state supported actors) using sophisticated, targeted methods to circumvent firewalls, encryption, and other security defenses, including hacking, fraud, trickery, phishing, or other forms of deception. The risks of a cybersecurity breach against companies based in the U.S., like us, may be enhanced as a byproduct of the on-going war in Iran or Ukraine, or by state-sponsored actors, primarily located in, or sponsored by, China, Russia, Iran, or North Korea. Despite careful security and controls design, our information technology systems and the systems used by our third-party vendors, may be subject to security breaches and cyberattacks the result of which could include disrupted operations, misstated or unreliable financial data, liability for stolen assets or information, increased cybersecurity protection and insurance costs, litigation, and damage to business relationships.

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

In 2025, we were notified by a former vendor that it intended to pursue a claim against our subsidiary, AEye Technologies, Inc., arising out of an agreement entered into in May 2020, in which the former vendor alleges that our subsidiary failed to pay approximately $3.3 million, plus interest from the date the former vendor alleges such payments were due. In February 2026, the former vendor initiated a binding arbitration proceeding against our subsidiary pursuant to the underlying purchase agreement. Our subsidiary has, and continues to dispute the total amount owed based, in part, on the claim that the products supplied by the former vendor were largely defective and such former vendor was repeatedly made aware of the existence of such defects. While it is reasonably possible that a loss may be incurred, we are unable to estimate the possible loss or range of loss that could result from an unfavorable outcome in this legal proceeding

In 2024, we were purportedly served with a complaint that alleged we were in breach of a lease for office space in Dublin, California, entered into by our subsidiary, AEye Technologies, Inc. in 2019, because of an alleged failure to pay rent.  The landlord claimed that the amount owed could be up to $8.5 million. Thereafter, in August 2024, the landlord fully drew down the standby letter of credit of $2.15 million, which was held as security for the payment of rent, due to the alleged default of the lease. We disputed, among other things, the total damages claimed by the landlord. On April 28, 2025, the Company and the former landlord entered into a settlement agreement to resolve all outstanding disputes related to the lease. Under the terms of the settlement agreement, the Company paid $1.4 million in cash and issued a warrant to purchase up to 350,000 shares of common stock at an exercise price of $2.22 per share.

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

Certain of our target Non-Automotive markets are subject to industry-specific certifications, domestic content rules, and other regulatory requirements that may delay or limit our ability to commercialize our products.

Many of the Non-Automotive markets we are targeting, including aerospace and defense, transportation infrastructure, rail, and aviation, are subject to industry-specific certifications, domestic content, and source-of-supply requirements, as well as other regulatory regimes with which we have limited or no prior experience. For example, certain U.S. federal infrastructure and transportation programs (including programs administered or funded by the U.S. Department of Transportation and other federal agencies) generally impose domestic content and “Buy America” requirements, including under the Build America, Buy America Act, that may require our products to be manufactured, and components sourced, in the United States in order to qualify for use in funded programs. U.S. defense procurement is subject to additional restrictions and requirements, including those imposed under the Federal Acquisition Regulation and the Defense Federal Acquisition Regulation Supplement, the Berry Amendment, specialty-metals and other domestic-source rules, and various security and clearance requirements. In aviation and certain other heavily regulated industries, our products and the platforms in which they are integrated may need to obtain type certification, technical standard order authorization, or other regulatory approvals from the U.S. Federal Aviation Administration or analogous regulatory authorities before they can be deployed.

Obtaining and maintaining these certifications and complying with these requirements can be lengthy, costly, and uncertain, and may require modifications to our products, supply chain, manufacturing operations, or contractual arrangements with our partners. If we are unable to obtain or maintain required certifications, satisfy applicable domestic content or source-of-supply rules, or otherwise meet customer regulatory requirements on a timely basis or at all, our ability to address these markets could be limited or delayed, and our addressable opportunity in these markets could be materially smaller than we currently anticipate. Any of the foregoing could materially and adversely affect our business, results of operations, financial condition, and prospects.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(a) None

(b) None

(c) Rule 10b5-1 Trading Plans. For the three months ended March 31, 2026, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement" as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

Exhibit Number	Description	Form	File Number	Exhibit/Appendix Reference	Filing Date	Filed Herewith
3.1	Second Amended and Restated Certificate of Incorporation of AEye, Inc.	8-K	001-39699	3.1	08/23/2021
3.2	Certificate of Amendment of the Second Amended and Restated Certificate of Incorporation of AEye, Inc.	10-Q	001-39699	3.2	05/11/2023
3.3	Second certificate of Amendment of the Second Amended and Restated Certificate of Incorporation of AEye, Inc.	8-K	001-39699	3.1	12/29/2023
3.4	Amended and Restated Bylaws of AEye, Inc.	8-K	001-39699	3.1	03/07/2025
10.1+	AEye, Inc. 2025 Employment Inducement Incentive Award Plan	S-8	333-292659	10.3	01/09/2026
10.2+	Forms of Notice of Grant of Restricted Stock Units and Restricted Stock Units Agreement under the AEye, Inc. 2025 Employment Inducement Incentive Award Plan	S-8	333-292659	10.4	01/09/2026
10.3+	Notice of Grant of Performance Stock Units (Cash-Settlement Option)	8-K	001-39699	10.1	02/11/2026
10.4+	Notice of Grant of Restricted Stock Units (Cash-Settlement Option)	8-K	001-39699	10.2	02/11/2026
10.5+	Performance Stock Units Agreement (Cash-Settlement Option)	8-K	001-39699	10.3	02/11/2026
10.6+	Restricted Stock Units Agreement (Cash-Settlement Option)	8-K	001-39699	10.4	02/11/2026
10.7+	Amended and Restated AEye, Inc. 2021 Equity Incentive Plan	AEye, Inc. Definitive Proxy Statement on Schedule 14A	001-39699	Annex A	03/30/2026
31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15(d)-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15(d)-14(a) under the Securities Exchange Act of 1934, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	Inline XBRL Instance Document	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	X

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

Dated:  May 14, 2026

AEye, Inc.

By: /s/ Matthew Fisch

Matthew Fisch

Chief Executive Officer and Chairman of the Board

(Principal Executive Officer)

By: /s/ Conor Tierney

Conor Tierney

Chief Financial Officer and Treasurer

(Principal Financial Officer)