Form 10-Q
period 2026-06-30
AEye, Inc.
filed 2026-08-06
CIK 1818644

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of August 4, 2026, the registrant had 46,488,312 shares of common stock, 0.0001 par value per share, outstanding.

AEye, Inc.

Quarterly Report on Form 10-Q

For the Quarterly Period Ended June 30, 2026

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

PART 1. FINANCIAL INFORMATION

Item 1. Financial statements (Unaudited)

AEYE, INC. CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts and par value data)

	June 30, 2026	December 31, 2025
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$11,210	$43,356
Marketable securities	60,293	43,104
Accounts receivable, net	216	77
Inventories, net	1,003	1,015
Prepaid and other current assets	1,601	2,081
Total current assets	74,323	89,633
Right-of-use assets	1,281	441
Property and equipment, net	783	577
Other noncurrent assets	189	242
Total assets	$76,576	$90,893

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$3,765	$3,615
Accrued expenses and other current liabilities	3,099	4,957
Total current liabilities	6,864	8,572
Operating lease liabilities, noncurrent	803	235
Convertible note, noncurrent	146	146
Other noncurrent liabilities	449	598
Total liabilities	8,262	9,551
COMMITMENTS AND CONTINGENCIES (Note 16)
STOCKHOLDERS’ EQUITY:
Preferred stock—$0.0001 par value: 1,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock—$0.0001 par value: 600,000,000 shares authorized; 46,488,312 and 45,169,913 shares issued and outstanding at June 30, 2026 and December 31, 2025	5	4
Additional paid-in capital	493,827	488,361
Accumulated other comprehensive (loss) income	(98)	30
Accumulated deficit	(425,420)	(407,053)
Total stockholders’ equity	68,314	81,342
Total liabilities and stockholders’ equity	$76,576	$90,893

The accompanying notes are an integral part of these condensed consolidated financial statements.

AEYE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except share amounts and per share data)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Revenue	$202	$22	$303	$86
Cost of revenue	363	108	564	204
Gross loss	(161)	(86)	(261)	(118)
OPERATING EXPENSES:
Research and development	4,743	3,670	8,508	7,160
Sales and marketing	1,147	601	2,133	984
General and administrative	4,704	4,348	8,882	7,243
Total operating expenses	10,594	8,619	19,523	15,387
LOSS FROM OPERATIONS	(10,755)	(8,705)	(19,784)	(15,505)
OTHER INCOME (EXPENSE):
Change in fair value of convertible note and warrant liabilities	130	(593)	149	87
Interest income and other	591	393	1,236	607
Interest expense and other	12	(365)	34	(2,473)
Total other income (expense), net	733	(565)	1,419	(1,779)
Loss before income tax	(10,022)	(9,270)	(18,365)	(17,284)
Provision for income tax	—	—	2	2
Net loss	$(10,022)	$(9,270)	$(18,367)	$(17,286)
Change in net unrealized gain (loss) on available-for-sale securities, net of tax	(57)	(6)	(128)	(5)
Comprehensive loss	$(10,079)	$(9,276)	$(18,495)	$(17,291)

PER SHARE DATA
Net loss per common share (basic and diluted)	$(0.22)	$(0.48)	$(0.40)	$(0.95)
Weighted average common shares outstanding (basic and diluted)	45,915,091	19,125,970	45,414,113	18,137,050

The accompanying notes are an integral part of these condensed consolidated financial statements.

AEYE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the six months ended June 30, 2026 and 2025

(In thousands, except share amounts)

(Unaudited)

					Additional	Accumulated Other		Total
	Preferred Stock		Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
BALANCE—December 31, 2025	—	$—	45,169,913	$4	$488,361	$30	$(407,053)	$81,342
Stock-based compensation	—	—	—	—	1,542	—	—	1,542
Issuance of common stock upon vesting of restricted stock units	—	—	327,896	—	—	—	—	—
Taxes related to net share settlement of equity awards	—	—	(151,890)	—	(252)	—	—	(252)
Other comprehensive loss, net of tax	—	—	—	—	—	(71)	—	(71)
Net loss	—	—	—	—	—	—	(8,345)	(8,345)
BALANCE—March 31, 2026	—	$—	45,345,919	$4	$489,651	$(41)	$(415,398)	$74,216
Stock-based compensation	—	—	—	—	2,419	—	—	2,419
Issuance of common stock upon vesting of restricted stock units	—	—	315,141	—	—	—	—	—
Taxes related to net share settlement of equity awards	—	—	(141,649)	—	(267)	—	—	(267)
Issuance of common stock under the Common Stock Purchase Agreement	—	—	849,757	1	1,976	—	—	1,977
Transaction costs related to the Common Stock Purchase Agreement	—	—	—	—	(61)	—	—	(61)
Issuance of common stock through Employee Stock Purchase Plan	—	—	119,144	—	109	—	—	109
Other comprehensive loss, net of tax	—	—	—	—	—	(57)	—	(57)
Net loss	—	—	—	—	—	—	(10,022)	(10,022)
BALANCE—June 30, 2026	—	$—	46,488,312	$5	$493,827	$(98)	$(425,420)	$68,314

					Additional	Accumulated Other		Total
	Preferred Stock		Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
BALANCE—December 31, 2024	—	$—	13,734,160	$1	$388,213	$5	$(373,095)	$15,124
Stock-based compensation	—	—	—	—	2,501	—	—	2,501
Issuance of common stock upon vesting of restricted stock units	—	—	838,656	—	—	—	—	—
Taxes related to net share settlement of equity awards	—	—	(396,662)	—	(333)	—	—	(333)
Issuance of common stock under the Common Stock Purchase Agreement	—	—	4,514,023	1	7,815	—	—	7,816
Transaction costs related to the Common Stock Purchase Agreements	—	—	—	—	(95)	—	—	(95)
Other comprehensive income, net of tax	—	—	—	—	—	1	—	1
Net loss	—	—	—	—	—	—	(8,016)	(8,016)
BALANCE—March 31, 2025	—	$—	18,690,177	$2	$398,101	$6	$(381,111)	$16,998
Stock-based compensation	—	—	—	—	1,160	—	—	1,160
Issuance of common stock upon vesting of restricted stock units	—	—	126,766	—	—	—	—	—
Taxes related to net share settlement of equity awards	—	—	(44,536)	—	(31)	—	—	(31)
Issuance of common stock under the Common Stock Purchase Agreements	—	—	508,003	—	581	—	—	581
Transaction costs related to Common Stock Purchase Agreements	—	—	—	—	(18)	—	—	(18)
Conversions of convertible note into common stock	—	—	1,184,549	—	716	—	—	716
Issuance of common stock through Employee Stock Purchase Plan	—	—	85,307	—	52	—	—	52
Other comprehensive loss, net of tax	—	—	—	—	—	(6)	—	(6)
Net loss	—	—	—	—	—	—	(9,270)	(9,270)
BALANCE—June 30, 2025	—	$—	20,550,266	$2	$400,561	$—	$(390,381)	$10,182

The accompanying notes are an integral part of these condensed consolidated financial statements.

AEYE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six months ended June 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(18,367)	$(17,286)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	95	75
Noncash lease expense relating to operating lease right-of-use assets	193	103
Gain on termination of operating lease, net	—	(1,612)
Common stock purchase agreement costs	233	306
Debt issuance costs	—	2,020
Inventory write-downs, net of scrapped inventory	—	24
Change in fair value of convertible note and warrant liabilities	(149)	(87)
Stock-based compensation	3,961	3,661
Amortization of premiums and accretion of discounts on marketable securities, net of change in accrued interest	(106)	(157)
Expected credit losses, net of write-off	—	2
Changes in operating assets and liabilities:
Accounts receivable, net	(139)	(18)
Inventories, current and noncurrent, net	12	(114)
Prepaid and other current assets	480	84
Other noncurrent assets	53	134
Accounts payable	147	1,761
Accrued expenses and other current liabilities	(2,054)	(1,522)
Operating lease liabilities	(201)	(1,532)
Net cash used in operating activities	(15,842)	(14,158)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(319)	(14)
Purchases of marketable securities	(31,411)	(14,303)
Proceeds from redemptions and maturities of marketable securities	14,200	9,631
Net cash used in investing activities	(17,530)	(4,686)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of convertible note	—	2,950
Payments for convertible note redemptions	—	(750)
Transaction costs related to issuance of convertible note	—	(608)
Proceeds from issuance of common stock under Common Stock Purchase Agreements	1,977	10,076
Stock issuance costs related to Common Stock Purchase Agreements	(341)	(404)
Taxes paid related to the net share settlement of equity awards	(519)	(364)
Proceeds from issuance of common stock through the Employee Stock Purchase Plan	109	52
Net cash provided by financing activities	1,226	10,952
NET DECREASE IN CASH AND CASH EQUIVALENTS	(32,146)	(7,892)
CASH AND CASH EQUIVALENTS—Beginning of period	43,356	10,266
CASH AND CASH EQUIVALENTS—End of period	$11,210	$2,374
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes, net of refund	$2	$21
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Noncash debt issuance costs	$—	$1,362
Debt issuance costs included in accounts payable and accrued liabilities	—	50
Stock issuance costs included in accounts payable and accrued liabilities	62	213
Purchases of property and equipment included in accounts payable and accrued liabilities	—	5
Modification of operating lease liabilities and right-of-use asset	1,033	—

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

The Company has funded its operations primarily through the issuances of common stock. Since its inception, the Company has incurred net losses and negative cash flows from operations and expects to incur additional operating losses and negative operating cash flows as management continues to focus on achieving commercialization of its lidar solutions and execute on its strategic initiatives.  As of  June 30, 2026, the Company’s existing sources of liquidity included cash, cash equivalents, and marketable securities of $71,503. Management believes that the Company has sufficient financial resources to fund operations and meet its capital requirements and anticipated obligations as they come due in the next twelve months from the date of issuance of these condensed consolidated financial statements.

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

The Company’s financial assets and liabilities measured at fair value on a recurring basis and the level of inputs used for such measurements were as follows (in thousands):

	Fair Value Measured as of June 30, 2026 Using:
	Adjusted Cost	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Marketable Securities
Assets
Level 1
Money market funds	$9,064	$—	$9,064	$9,064	$—
Level 2
Corporate bonds	22,519	(33)	22,486	—	22,486
Commercial paper	5,923	(2)	5,921	1,499	4,422
U.S. Government securities	25,574	(46)	25,528	—	25,528
Agency bonds	2,018	(9)	2,009	—	$2,009
Asset-backed securities	5,856	(8)	5,848	—	$5,848
Total financial assets	$70,954	$(98)	$70,856	$10,563	$60,293
Liabilities
Level 2
Private placement warrant liability	$—	$—	$—	$—	$—
Level 3
Derivative warrant liability	—	—	411	—	—
Total financial liabilities	$—	$—	$411	$—	$—

	Fair Value Measured as of December 31, 2025 Using:
	Adjusted Cost	Unrealized Gains	Fair Value	Cash and Cash Equivalents	Marketable Securities
Assets
Level 1
Money market funds	$42,718	$—	$42,718	$42,718	$—
Level 2
Corporate bonds	19,620	13	19,633	—	19,633
Commercial paper	7,531	3	7,534	—	7,534
U.S. Government securities	8,003	9	8,012	—	8,012
Agency bonds	2,018	—	2,018	—	2,018
Asset-backed securities	5,902	5	5,907	—	5,907
Total financial assets	$85,792	$30	$85,822	$42,718	$43,104
Liabilities
Level 2
Private placement warrant liability	$—	$—	$—	$—	$—
Level 3
Derivative warrant liability	—	—	560	—	—
Total financial liabilities	$—	$—	$560	$—	$—

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

Private Placement Warrant Liability: The warrants originally issued in connection with the initial public offering of CF Finance Acquisition Corp. III (the “Private Placement Warrants”) are recorded on the condensed consolidated balance sheets at fair value. The fair value is based on observable Level 2 inputs, specifically, the observable input of the Company's public warrants, as terms of both warrants are substantially similar. Any changes in the fair value of the liability are reflected in other income (expense), net, on the condensed consolidated statements of operations and comprehensive loss. Private Placement Warrant liability is included within other noncurrent liabilities on the condensed consolidated balance sheets.

For the six months ended June 30, 2026, there were no transfers between Level 1 and Level 2 inputs.

The following table presents a summary of the changes in fair value of the Company’s Level 3 financial instruments for the six months ended June 30, 2026 (in thousands):

Derivative Warrant Liabilities
Balance at December 31, 2025	$560
Change in fair value included in other income (expense), net	(149)
Balance at June 30, 2026	$411

The key inputs into the Black-Scholes model for the derivative warrant issued as a result of the lease settlement valued at  June 30, 2026 are as follows:

June 30, 2026
Expected term (years)	4.2
Expected volatility	137.0%
Risk-free interest rate	4.2%
Dividend yield	—%
Exercise price	$2.22

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

3.	INVENTORIES

Inventory, net of write-downs, as of  June 30, 2026 and  December 31, 2025 were as follows (in thousands):

	June 30, 2026	December 31, 2025
	(unaudited)
Raw materials	$715	$826
Work in-process	110	78
Finished goods	178	111
Total inventory, net	$1,003	$1,015

4.	PREPAID AND OTHER CURRENT ASSETS

Prepaid and other current assets as of  June 30, 2026 and  December 31, 2025 were as follows (in thousands):

	June 30, 2026	December 31, 2025
	(unaudited)
Prepaid expenses	$1,388	$2,022
Other	213	$59
Total prepaid and other current assets	$1,601	$2,081

5.	LEASES

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

The components of operating lease expenses, excluding the gain (loss) on early termination of operating lease, for the three and six months ended June 30, 2026 and 2025, are as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Operating lease cost	$134	$70	$228	$141
Variable lease cost	4	4	8	8
Total operating lease cost	$138	$74	$236	$149

Maturities of lease liabilities are as follows (in thousands):

Operating leases
Years ending - December 31:	(unaudited)
2026 (remaining six months)	$273
2027	545
2028	519
2029	87
Total lease payments	1,424
Less amount to discount to present value	(82)
Present value of lease liabilities	$1,342

6.	ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities as of  June 30, 2026 and  December 31, 2025 are as follows (in thousands):

	June 30, 2026	December 31, 2025
	(unaudited)
Accrued payroll	$572	$553
Operating lease liabilities	539	275
Accrued bonuses	1,324	3,605
Accrued other	664	524
Total accrued expenses and other current liabilities	$3,099	$4,957

7.	CONVERTIBLE NOTES

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

2025 Convertible Note

In January 2025, the Company entered into a Securities Purchase Agreement with a certain institutional investor and issued (i) the 2025 Note for an aggregate principal amount of $3,240 for an aggregate purchase price of $3,000 and (ii) a warrant to purchase up to 805,263 shares of the Company’s common stock. The 2025 Note, subject to an original issue discount of 7.4%, had a term of eighteen months and accrued interest at the rate of 7% per annum. The interest may be settled in cash or shares at the option of the Company and is payable together with monthly redemptions of the outstanding principal amount of the 2025 Note. The 2025 Note was convertible into Common Stock, at a per share conversion price equal to $2.22, subject to adjustments noted in the 2025 Note.

Monthly redemptions began in  April 2025 and were due on the first of each subsequent month (each a "Monthly Redemption Date" or an "Installment Date"). The Company was required to redeem the Monthly Redemption Amount until the 2025 Note was fully redeemed, paid in cash or, so long as certain equity conditions are met, shares of our common stock. The investor was permitted to accelerate up to one Monthly Installment Amount, between Installment Dates.

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

8.	INTEREST EXPENSE AND OTHER

Interest expense and other for the three and six months ended June 30, 2026 and 2025 consisted of the following (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Common stock purchase agreements costs	$97	$195	$233	$306
Debt issuance costs	—	36	—	$2,020
Amortization of premiums (accretion of discounts) on marketable securities, net	(103)	(90)	(194)	(181)
Expected credit losses	—	2	—	2
Foreign exchange gains (losses)	(9)	221	(79)	323
Other	3	1	6	3
Interest expense and other	$(12)	$365	$(34)	$2,473

9.	STOCKHOLDERS' EQUITY

New Circle Principal Investments LLC (“New Circle”) Common Stock Purchase Agreement (the “CSPA”)

On  July 25, 2024, the Company entered into a CSPA and a Registration Rights Agreement with New Circle. Under the terms and subject to the conditions of the CSPA, the Company had the right, but not the obligation, to sell to New Circle, and New Circle was obligated to purchase from the Company, up to the lesser of (i) $50,000 of the Company’s common stock, or (ii) the Exchange Cap equal to 1,721,755 shares of the Company's common stock, unless the Company’s stockholders approved the issuance of shares in excess of the Exchange Cap, or the average price of all applicable sales of common stock to New Circle equals or exceeds $1.41 per share. The Company had sole discretion to initiate such sales of common stock over a period of 36 months. In all instances, the Company could not sell shares of its common stock to New Circle under the CSPA if doing so would result in New Circle beneficially owning more than 4.99% of the Company's common stock.

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

The CSPA was terminated in December 2025. Prior to its termination, the Company issued 8,980,713 shares of its common stock, including commitment shares, for gross proceeds totaling $27,754, pursuant to the CSPA.

Alliance Global Partners (“A.G.P.”) At Market Issuance Sales Agreement (the “ATM Agreement”)

On  September 12, 2024, the Company entered into the ATM with A.G.P. Under the terms and subject to the conditions of the ATM Agreement, the Company may issue and sell through A.G.P. the Company’s common stock having an aggregate value offering price of up to $2,600 ("Placement Shares") from time to time through an "at-the-market" equity offering program. The Company has sole discretion to initiate such sales of common stock over a period of 36 months. Under the terms and subject to the conditions of the ATM Agreement, the Company will set the parameters for the sale of shares, including the number or dollar amount of Placement Shares to be issued, the time period during which sales are requested to be made, any limitation on the number or dollar amount of Placement Shares that may be sold in any one trading day and any minimum price below which sales may not be made. The Company will pay a cash commission rate of up to 3.0% of the gross proceeds from the sale of Placement Shares sold pursuant to the ATM Agreement. In December 2025, the Company increased the amount of the Company's common stock that it may issue and sell through A.G.P. under the ATM Agreement to a new aggregate value offering of up to $125,000, following multiple prior increases since the original agreement.

The Company has sold 24,070,541 shares through A.G.P. under the ATM Agreement for gross proceeds totaling $70,412 through  June 30, 2026. The remaining availability under the agreement is $54,588 as of  June 30, 2026.

10.	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The changes in accumulated other comprehensive income (loss) by component for the three and six months ended June 30, 2026 and 2025 are as follows (in thousands):

Unrealized gains (losses) on available-for-sale securities
Balance at December 31, 2025	$30
Other comprehensive income (loss), net of tax	(71)
Balance at March 31, 2026	$(41)
Other comprehensive income (loss), net of tax	(57)
Balance at June 30, 2026	$(98)

Unrealized gains (losses) on available-for-sale securities
Balance at December 31, 2024	$5
Other comprehensive income (loss), net of tax	1
Balance at March 31, 2025	$6
Other comprehensive income (loss), net of tax	(6)
Balance at June 30, 2025	$—

11.	NET LOSS PER SHARE

The following table sets forth the basic and diluted net loss per share attributable to common stockholders for the periods presented (in thousands, except share amounts and per share data):

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Numerator:
Net loss attributable to common stockholders	$(10,022)	$(9,270)	$(18,367)	$(17,286)
Denominator:
Weighted average common shares outstanding - Basic	45,915,091	19,125,970	45,414,113	18,137,050
Weighted average common shares outstanding - Diluted	45,915,091	19,125,970	45,414,113	18,137,050

Net loss per share attributable to common stockholders - Basic and Diluted	$(0.22)	$(0.48)	$(0.40)	$(0.95)

Due to net losses for the three and six months ended June 30, 2026 and 2025, basic and diluted net loss per share were the same, as the effect of all potentially dilutive securities would have been anti-dilutive. The following table sets forth the anti-dilutive common share equivalents for the periods listed:

	Six months ended June 30,
	2026	2025
Common stock options issued and outstanding	118,363	131,142
Unvested restricted stock units	5,138,846	747,470
Warrants	611,110	1,124,706
Common Stock Purchase Agreements	37,908,218	27,572,156
Conversion of convertible note	113,932	1,790,955
ESPP	48,743	18,513
Total	43,939,212	31,384,942

12.	STOCK-BASED COMPENSATION

Market-Based Restricted Stock Units

In February 2026, the Board of Directors approved grants totaling 1,248,426 market-based RSUs to certain executive officers of the Company that vest based on the achievement of specified market conditions and continued service (the “February 2026 PSU Awards”). In June 2026, the Board of Directors approved additional grants totaling 1,800,000 market-based RSUs with the same vesting conditions (the “June 2026 PSU Awards”).  Vesting occurs in increments of one-third of the total grant when the closing price of the Company's common stock, as reported by NASDAQ, (i) meets or exceeds an average of $3.00 per share for any five (5) consecutive trading days, (ii) meets or exceeds an average of $4.00 per share for any five (5) consecutive trading days, and (iii) meets or exceeds an average of $5.00 per share for any five (5) consecutive trading days, in each case prior to December 31, 2030. The February 2026 PSU Awards will be settled in common stock on a prorated basis to the extent shares are available under the 2021 Equity Incentive Plan (the “Plan”); otherwise, vested awards will be settled in cash based on the fair market value of the Company’s common stock on the settlement date, defined as the five-day trailing average closing price as reported by NASDAQ. The June 2026 PSU Awards do not provide a cash-settlement alternative and will be settled in common stock upon vesting.

The Company estimated the initial grant date fair value of these awards using the Monte Carlo simulation model with the following assumptions:

Expected term (years)	4.6 - 4.9
Expected volatility	140.0%
Risk-free interest rate	3.7% - 4.2%
Dividend yield	—%

The Company classified these awards as equity at the initial grant date and at June 30, 2026. If, in a future period, the Company does not have sufficient shares available under the Plan to settle the February 2026 PSU Awards upon vesting, some or all of the February 2026 PSU Awards may be reclassified to liability and remeasured to fair value.

Stock-Based compensation

The following table summarizes stock-based compensation expense recorded in each financial statement line item in the Company’s condensed consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2026 and 2025 (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Research and development	$304	$316	$515	$1,011
Sales and marketing	167	126	251	255
General and administrative	1,948	718	3,195	2,395
Total stock-based compensation	$2,419	$1,160	$3,961	$3,661

13.	SEGMENT INFORMATION

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

Product revenue

The Company recorded revenue for product sales of $172 and $273 in the three and six months ended June 30, 2026 and $22 and $22. in the three and six months ended June 30, 2025, respectively. The Company does not incur significant contract costs in fulfilling or obtaining their contracts with customers.

Development Contracts

The Company has entered into research and development contracts as well as a sales, marketing, and technical support service contract with companies in both the Automotive and Non-Automotive markets. The Company assessed the number of performance obligations associated with the promises under each agreement and recognized $30 and $30 in revenue for performance obligations that had been satisfied as of the three and six months ended June 30, 2026, respectively, and $0 and $64 in the three and six months ended June 30, 2025, in the condensed consolidated statements of operations and comprehensive loss.

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

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Revenue by primary geographical market:
North America	$177	$5	$252	$5
EMEA	—	1	26	65
Asia-Pacific	25	16	25	16
Total	$202	$22	$303	$86

Revenue by timing of recognition:
Recognized at a point in time	$172	$22	$273	$22
Recognized over time	30	—	30	64
Total	$202	$22	$303	$86

Contract Liabilities

The Company had no contract liabilities as of six months ended June 30, 2026 and 2025.

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

For the six months ended June 30, 2026 and 2025, the Company recognized $2 and $2 provision for income taxes, respectively. The income tax rates vary from the federal and state statutory rates due to the valuation allowances on the Company’s net operating losses and foreign tax rate differences. The Company computes its quarterly income tax provision by using a forecasted annual effective tax rate and adjusts for any discrete items arising during the quarter.

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

In 2025, the Company was notified by a former vendor that it intended to pursue a claim against the Company’s wholly owned subsidiary, AEye Technologies, Inc., arising out of an agreement entered into in May 2020, in which the former vendor alleges that AEye Technologies, Inc. failed to pay approximately $3,300 plus interest from the date the former vendor alleges such payments were due. In February 2026, the former vendor initiated a binding arbitration proceeding against AEye Technologies, Inc. pursuant to the underlying purchase agreement. AEye Technologies, Inc. has disputed, and continues to dispute, the total amount owed based, in part, on the claim that the products supplied by the former vendor were largely defective, that the former vendor was repeatedly made aware of the existence of such defects, and has asserted counterclaims in the arbitration. The arbitration hearing was held in July 2026, and the Company expects the arbitrator to issue an award in the second half of 2026.  Because the outcome turns on disputed issues concerning the alleged defective and late delivery of the devices and the Company’s counterclaims, the Company is unable to predict the outcome of the arbitration or to estimate the amount of probable loss, if any, at this time.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that are based on current expectations, estimates, assumptions, and projections about our industry, business, and future financial results. Our actual results and the timing of events may differ materially from those described in or implied by these forward-looking statements due to a number of factors. You should read the sections of this Quarterly Report on Form 10-Q titled “Risk Factors” and  “Cautionary Note Regarding Forward-Looking Statements” for a discussion of such factors that could cause our actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. Unless the context otherwise requires, references in this Management’s Discussion and Analysis of Financial Condition and Results of Operations to “we,” “our,” “us,” and “AEye,” refer to the business and operations of AEye, Inc.

Overview

This overview provides a high-level discussion of our operating results and some of the trends that affect our business. We believe that an understanding of these trends is important to understanding our financial results for the six months ended June 30, 2026, as well as our future prospects. This summary is not intended to be exhaustive, nor is it intended to be a substitute for the detailed discussion and analysis provided elsewhere in this Quarterly Report, including our condensed consolidated financial statements and accompanying notes.

All dollar amounts expressed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations are in thousands of dollars, except for share amounts, per share amounts, and unless otherwise specified.

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

Market Trends and Uncertainties

We anticipate growing demand for our ApolloTM platform across our two major markets, Automotive and Non-Automotive, and we believe this expected growth will enable us to capture market share across both the Automotive and Non-Automotive markets. We plan to pursue opportunities in advanced driver-assistance systems, or ADAS, autonomous driving, and commercial trucking, while also exploring opportunities in the Non-Automotive market, such as in the railway, airport safety and security, perimeter monitoring, aerospace and defense, transportation logistics, sports analytics, and intelligent transportation systems, or ITS, segments. This diversified approach provides us with multiple opportunities for sustained growth by enabling new applications and product features across a broad range of industries and market segments. However, as our customers continue their R&D projects to commercialize solutions that rely on lidar technology, it is difficult to estimate the timing of ultimate end market demand and customer adoption.

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

During the first half of 2026, we experienced increased commercial traction that we believe marks an inflection point in our transition from development toward commercialization. Revenue was $303 for the six months ended June 30, 2026, up 252% from $86 in the six months ended June 30, 2025.

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

In early 2024, we engaged LITEON as our Tier 1 automotive supplier and are actively working with LITEON to bring our product to market. We recently announced an expansion of this relationship and the creation of a dedicated production line for ApolloTM, with capacity to produce up to 60,000 units annually. We believe we are starting to see an inflection point in customer demand, and this expansion ensures we can meet that growth if it develops. This partnership enables us to leverage LITEON’s manufacturing expertise to produce high-quality products that meet stringent performance standards, which is a critical step towards scaling production and delivering our advanced lidar solutions to the market.

In May 2024, we announced a strategic partnership with Accelight Technologies, Inc. ("ATI") and LighTekton Co., Ltd ("LighTekton") to manufacture and distribute our products in China. This collaboration provides us with access to a potential $2.5 billion market opportunity. By leveraging ATI's and LighTekton's extensive networks and manufacturing capabilities, we aim to accelerate our market penetration and deliver our advanced lidar solutions to a broader audience.

In July 2025, we announced the validation of our lidar technology on the NVIDIA DRIVE AGX OrinTM platform. We have since expanded our collaboration and validated our lidar with NVIDIA's next-generation DRIVE AGX ThorTM platform, enabling our sensors to interface directly with NVIDIA’s autonomous driving compute architecture and development toolchain. These integrations are intended to support alignment with NVIDIA’s Hyperion reference architecture and may provide opportunities to engage with global automotive OEMs and Tier 1 suppliers that adopt NVIDIA‑based ADAS and automated driving systems. We continue to demonstrate advances in the high‑speed and long‑range performance of our lidar systems, which we believe further strengthen the technical basis for these integrations. Because these engagements are relatively recent, there can be no guarantee that they will result in commercial adoption.

In July 2025, we launched OPTIS™, a complete physical AI solution designed to modernize legacy infrastructure and deliver actionable intelligence across diverse industries. OPTIS™ integrates our software-defined ApolloTM lidar technology with advanced computing to bridge the gap between perception and real-time action. Beyond addressing critical needs in transportation, safety, and security, OPTIS™ opens our platform to third-party partners and developers, creating an ecosystem for innovation and growth beyond automotive applications. Since launch, we’ve transitioned OPTIS™ from concept to a structured offering. Our flagship OPTIS™ deployments in California and Michigan are live at active intersections and a highway, and provide the potential for a complete traffic management solution that integrates our lidar, perception, and actuation in conjunction with our partners Flasheye,Blue-Band and Vueron.

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

During the second quarter of 2026, we partnered with MoveAWheeL to explore combining Apollo’s™ long-range 3D object detection with MoveAWheeL’s acoustic road-surface friction sensing, with the goal of providing real-time predictive road-surface friction data to improve advanced driver-assistance and autonomous driving performance in adverse weather. Evaluations are underway in select geographies, however there can be no assurance that it will result in a commercial relationship or in commercial sales for us.

In aerospace and defense, our customer engagements continued to increase during the second quarter of 2026, with multiple repeat orders from existing customers and active development across multiple programs. We are being evaluated for expanded use cases with these customers, and expect to receive additional requests for quotation in the near term. While we are encouraged by the trajectory of these engagements, there can be no assurance that they will translate into commercial sales for us.

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

Gross Margin

Our gross margins will depend on numerous factors, including, among others, the selling price of our products, pricing of our development contracts with customers, royalty rates on licenses we grant to our customers, unit volumes, product mix, component costs, personnel costs, contract manufacturing costs, overhead costs, and product features. Our gross margins have and may continue to be negatively impacted by inventory write-downs. In the future, we expect to generate attractive gross margins from licensing our lidar technology and software to our Tier 1 partners in the Automotive market. We also anticipate being able to leverage our foundation in the Automotive market to be more cost competitive in other markets.

To date, we have primarily generated revenue through sales of our products to Non‑Automotive customers and through development contracts with OEMs, Tier 1 suppliers and other customers. Non‑Automotive applications typically command higher average selling prices and may carry higher gross margins than Automotive programs due to lower volume sensitivity, more specialized operating requirements, and greater willingness by customers to pay for performance differentiation. These engagements often involve customization of our product’s capabilities to address application‑specific needs, including software‑based configuration of scan patterns, region‑of‑interest tuning, advanced perception features, and other enhancements. In many cases, customers require more complex configurations or software‑enabled feature additions, which allows us greater latitude to price these solutions at a premium. As a result, customized Non‑Automotive deployments generally reflect higher contractual pricing and may contribute more favorably to gross margin relative to standard Automotive configurations.

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

We believe the software-defined nature of our architecture has increasingly been a factor in customer evaluations and selections. Because Apollo™ and STRATOS™ are built on a common software-defined platform, customers can configure range, resolution, and field of view, and enable perception features, through software rather than hardware changes, allowing a single architecture to address application-specific requirements across automotive, commercial trucking, aerospace and defense, intelligent transportation systems and other industries. There can be no assurance, however, that this differentiation will result in design wins or commercial sales for us.

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

Components of Results of Operations

Revenues

Our product revenue primarily relates to unit sales of our lidar units, software, and support. Revenue from these sales is typically recognized at a point in time when the control of the goods is transferred to the customer, generally upon delivery of or shipment to the customer, or when services have been provided. Revenue from development and/or collaboration contracts are earned from R&D activities and collaboration with OEMs, Tier 1 suppliers and other customers. These contracts primarily focus on customization of our product's capabilities to our customers’ applications, typically involving software implementation to assist with sensor connection and control, customization of scan patterns, and enhancement of perception capabilities to meet specific customer needs. Revenue from development contracts is recognized when we satisfy performance obligations in the contract, which can result in recognition at either a point in time or over time. This assessment is made at the outset of the arrangement for each performance obligation.

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

Change in Fair Value of Convertible Note and Warrant Liabilities

The changes in fair value of the convertible note and warrant liabilities are the result of the change in fair value at each reporting date. The convertible note and warrant liabilities were recorded at fair value for each reporting period, and the changes in fair value were reported within other income (expense), net during the period. We also elected to record interest expense on the convertible note as changes in fair value. We have fully repaid the 2025 Note in 2025. We expect the change in fair value of warrant liabilities to decrease as the warrant associated with the 2022 Note was cancelled and the warrant associated with the 2025 Note was exercised in full in 2025.

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

Results of Operations

Comparison of the three months ended June 30, 2026 and 2025

The results of operations presented below should be reviewed in conjunction with the condensed consolidated financial statements and notes included elsewhere in this report. The following table sets forth our consolidated results of operations data for the three months ended June 30, 2026 and 2025 (in thousands, except for percentages):

	Three months ended June 30,		Change	Change
	2026	2025	$	%
Revenue	$202	$22	$180	818%
Cost of revenue	363	108	255	236%
Gross loss	(161)	(86)	(75)	87%
Research and development	4,743	3,670	1,073	29%
Sales and marketing	1,147	601	546	91%
General and administrative	4,704	4,348	356	8%
Total operating expenses	10,594	8,619	1,975	23%
Loss from operations	(10,755)	(8,705)	(2,050)	24%
Change in fair value of convertible note and warrant liabilities	130	(593)	723	(122)%
Interest income and other	591	393	198	50%
Interest expense and other	12	(365)	377	(103)%
Total other income (expense), net	733	(565)	1,298	(230)%
Loss before income tax	(10,022)	(9,270)	(752)	(8)%
Provision for income tax	—	—	—	—%
Net loss	$(10,022)	$(9,270)	$(752)	(8)%

Revenue

Revenues increased by $180, or 818%, to $202 for the three months ended June 30, 2026, from $22 for the three months ended June 30, 2025. This increase is primarily due to the higher volume of ApolloTM lidar units sold and higher contract development revenues during the quarter.

Cost of Revenue

Cost of revenue increased by $255, or 236%, to $363 for the three months ended June 30, 2026, from $108 for the three months ended June 30, 2025. This increase was primarily due to the higher volume of product sales in the current quarter.

Operating Expenses

Research and Development

Research and development expenses increased by $1,073, or 29%, to $4,743 for the three months ended June 30, 2026, from $3,670 for the three months ended June 30, 2025. This increase was primarily driven by an increase in personnel costs, net of allocations, of $307, increased fees paid to third party development work of $314, allocated information technology and facilities expense of $135, engineering parts and lab equipment and other research and development expenses of $271.

Sales and Marketing

Sales and marketing expenses increased by $546, or 91%, to $1,147 for the three months ended June 30, 2026, from $601 for the three months ended June 30, 2025. This increase was primarily driven by increases in personnel costs, including allocations, of $159 and marketing, trade show and consultant expenses of $277 as we continue to invest in sales and marketing activities to build brand awareness and expand our commercial pipeline.

General and Administrative

General and administrative expenses increased by $356, or 8%, to $4,704 for the three months ended June 30, 2026, from $4,348 for the three months ended June 30, 2025. This increase was primarily driven by higher stock-based compensation of $1,230, partially offset by decreased personnel costs, net of allocations, of $448, and decreases in professional fees and stock related costs of $216.

Change in Fair Value of Convertible Note and Warrant Liabilities

Change in fair value of convertible note and warrant liabilities decreased by $723 to $130 for the three months ended June 30, 2026, from $593 for the three months ended June 30, 2025. This decrease was primarily due to the change in fair value of the 2025 Note and warrants related to the 2025 Note and 2022 Note, which were fully settled or cancelled in 2025.

Interest Income and Other

Interest income and other increased by $198, or 50%, to $591 for the three months ended June 30, 2026, from $393 for the three months ended June 30, 2025. This increase was primarily due to higher interest earned on our cash, cash equivalents, and marketable securities in the current period.

Interest Expense and Other

Interest expense and other decreased by $377, to a net income of $12 for the three months ended June 30, 2026, from a net expense of $365 for the three months ended June 30, 2025. This decrease was primarily due to a decrease in costs related to financing arrangements of $134 and lower foreign exchange losses (gains), net, of $230.

Net Loss

Net loss increased by $752, or 8%, to $10,022 for the three months ended June 30, 2026, from $9,270 for the three months ended June 30, 2025. This increase was primarily due to higher stock-based compensation and increased engineering spend, partially offset by lower changes in fair value of convertible note and warrants.

Comparison of the six months ended June 30, 2026 and 2025

The results of operations presented below should be reviewed in conjunction with the condensed consolidated financial statements and notes included elsewhere in this report. The following table sets forth our consolidated results of operations data for the six months ended June 30, 2026 and 2025 (in thousands, except for percentages):

	Six months ended June 30,		Change	Change
	2026	2025	$	%
Total revenue	$303	$86	$217	252%
Cost of revenue	564	204	360	176%
Gross loss	(261)	(118)	(143)	121%
Research and development	8,508	7,160	1,348	19%
Sales and marketing	2,133	984	1,149	117%
General and administrative	8,882	7,243	1,639	23%
Total operating expenses	19,523	15,387	4,136	27%
Loss from operations	(19,784)	(15,505)	(4,279)	(28)%
Change in fair value of convertible note and warrant liabilities	149	87	62	71%
Interest income and other	1,236	607	629	104%
Interest expense and other	34	(2,473)	2,507	101%
Total other income (expense), net	1,419	(1,779)	3,198	(180)%
Loss before income tax	(18,365)	(17,284)	(1,081)	6%
Provision for income tax	2	2	—	—%
Net loss	$(18,367)	$(17,286)	$(1,081)	6%

Revenue

Revenues increased by $217, or 252%, to $303 for the six months ended June 30, 2026, from $86 for the six months ended June 30, 2025. This increase is primarily due to increased sales of our ApolloTM lidar units, partially offset by lower contract development revenues.

Cost of Revenue

Cost of revenue increased by $360, or 176%, to $564 for the six months ended June 30, 2026, from $204 for the six months ended June 30, 2025. This increase was primarily due to higher volumes of product sales during the year.

Operating Expenses

Research and Development

Research and development expenses increased by $1,348, or 19%, to $8,508 for the six months ended June 30, 2026, from $7,160 for the six months ended June 30, 2025. This increase was primarily driven by an increase in personnel costs, net of allocations, of $844. The increase was also related to increased fees paid to third party development work of $347, engineering parts and lab equipment of $194, other research and development expenses of $279, and allocated information technology and facilities expense of $145. These increases were partially offset by a decrease in stock-based compensation expense of $496.

Sales and Marketing

Sales and marketing expenses increased by $1,149, or 117% to $2,133 for the six months ended June 30, 2026, from $984 for the six months ended June 30, 2025. This increase was primarily driven by increases in personnel costs, net of allocations, of $519, and increased travel, marketing, trade show and consultant expenses of $510, as we continue to invest in sales and marketing activities to build brand awareness and expand our commercial pipeline.

General and Administrative

General and administrative expenses increased by $1,639, or 23%, to $8,882 for the six months ended June 30, 2026, from $7,243 for the six months ended June 30, 2025. This increase was primarily driven by a favorable adjustment of $1,612 upon settlement of a lease dispute during the six months ended June 30, 2025. The increase was also due to higher stock-based compensation of $800, partially offset by decreases in personnel costs, net of allocations, of $198, professional fees and stock related costs of $409, and insurance expense of $92.

Change in Fair Value of Convertible Note and Warrant Liabilities

Change in fair value of convertible note and warrant liabilities decreased by $62 to a favorable change of $149 for the six months ended June 30, 2026, from a favorable change of $87 for the six months ended June 30, 2025. This decrease was primarily due to the change in fair value of the 2025 Note and warrants related to the 2025 Note and 2022 Note, which were fully settled or cancelled in 2025.

Interest Income and Other

Interest income and other increased by $629, or 104%, to $1,236 for the six months ended June 30, 2026, from $607 for the six months ended June 30, 2025. This increase was primarily due to higher interest earned on our cash, cash equivalents, and marketable securities in the current period.

Interest Expense and Other

Interest expense and other decreased by $2,507, to a net income of $34 for the six months ended June 30, 2026, from a net expense of $2,473 for the six months ended June 30, 2025. This decrease was primarily due to a decrease in costs related to financing arrangements of $2,020 and lower foreign exchange losses (gains), net, of $402.

Net Loss

Net loss increased by $1,081, or 6%, to $18,367 for the six months ended June 30, 2026, from $17,286 for the six months ended June 30, 2025. This increase was primarily due to increased facilities costs as a result of the favorable adjustment from the settlement of a lease dispute in the prior year.  The increase is also due higher  personnel costs and stock-based compensation, increased engineering spend and increased business development and marketing activities,  partially offset by decreased financing costs.

Liquidity and Capital Resources

Sources of Liquidity

Our capital requirements will depend on many factors, including, but not exclusively, sales volume and timing of revenue, our efforts to establish and maintain a relationship with one or more Tier 1 automotive suppliers and the timing of any OEM design wins, our ability to effectively and efficiently manage our expenses, the timing and extent of spending to support R&D efforts, how quickly we can commercialize our products, and the market adoption of new and enhanced products and features. To date, our principal sources of liquidity have been the proceeds received from the issuance of equity and convertible notes.

Shelf Registration

On September 26, 2023, the U.S. Securities and Exchange Commission declared our Registration Statement on Form S-3 effective (the "Shelf"), which allows us to raise up to $200,000 in capital over the following three years. The use of the Shelf was subject to a limitation of one-third of our public float in any rolling twelve-month period, when our public float was below $75,000, which is commonly referred to as the “baby shelf" rules. Since July 28, 2025, we have not been subject to the "baby shelf" rules. Since the Shelf was established, we have used the Shelf to register the shares sold in the May 29, 2024 Registered Direct Offering and the September 12, 2024 A.G.P. Transaction, both of which are further described below. The Shelf is scheduled to expire in September 2026, and on May 19, 2026, we filed a replacement registration statement on Form S-3 (the “2026 Shelf”) to maintain our capacity to raise capital.  The 2026 Shelf registers the offering and sale, from time to time, of up to $200,000 of our common stock, preferred stock, debt securities, warrants, rights, and units, in one or more offerings. The 2026 Shelf had not been declared effective by the SEC as of the date of this Quarterly Report.

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

A.G.P. Transaction

On September 12, 2024, we entered into an At Market Issuance Sales Agreement with Alliance Global Partners, or A.G.P., pursuant to which we may issue and sell through A.G.P., up to $2,600 of our common stock from time to time through an "at-the-market" equity offering program. In December 2025, we increased the aggregate amount available under the ATM program to $125,000, following multiple prior increases since the original agreement was entered into. Such sales of common stock by us, if any, may occur from time to time at our sole discretion, over a 36-month period. As of June 30, 2026, we have sold 24,070,541 shares under the ATM Agreement for gross proceeds totaling $70,412 and have remaining availability of $54,588.

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

For the six months ended June 30, 2026 and 2025, we had a net loss of $18,367 and $17,286, respectively. We expect that our expenses will continue to exceed our operating income and, as a result, we may need additional capital resources to fund our operations. We believe we currently have sufficient financial resources to fund our operating expenses, working capital, and capital expenditure requirements for a period of at least twelve months from the date of this Quarterly Report on Form 10-Q. Our plans for the use of cash in the long term (beyond twelve months from this Quarterly Report on Form 10-Q) are primarily related to funding operating expenses to support the continued development and commercialization of our products. For additional information regarding our cash requirements from contractual obligations, see Note 16 to the Condensed Consolidated Financial Statements in Item 1of Part I of this Quarterly Report on Form 10-Q.

Cash Flow Summary

	Six months ended June 30,
	2026	2025
	(in thousands)
Net cash provided by (used in):
Operating activities	$(15,842)	$(14,158)
Investing activities	$(17,530)	$(4,686)
Financing activities	$1,226	$10,952

Operating Activities

For the six months ended June 30, 2026, net cash used in operating activities was $15,842. Factors affecting operating cash flows during this period were net loss of $18,367, partially offset by stock-based compensation of $3,961 common stock purchase agreement costs of $233 and noncash lease expense relating to operating lease right-of-use assets of $193. Within operating activities, the net changes in operating assets and liabilities were cash used of $1,702, primarily driven by an increase in accounts receivable, net, of  $139, and decreases in accrued expenses and other liabilities, and operating lease liabilities of $2,054, and $201, respectively. Cash used was offset by cash provided by a decrease in prepaid and other current assets of $480 and an increase in accounts payable of $147.

For the six months ended June 30, 2025, net cash used in operating activities was $14,158. Factors affecting operating cash flows during this period were a net loss of $17,286, a gain on termination of an operating lease, net, of $1,612, and change in fair value of convertible notes and warrant liabilities of $87, partially offset by stock-based compensation of $3,661, debt issuance costs of $2,020, and common stock purchase agreement costs of $306. Within operating activities, the net changes in operating assets and liabilities were cash used of $1,207, primarily driven by decreases in accrued expenses and other liabilities and operating lease liabilities of $1,522 and $1,532, respectively. Cash used was offset by cash provided by decreases in prepaid and other current assets and other noncurrent assets of $84 and $134, respectively, and an increase in accounts payable of $1,761.

Investing Activities

For the six months ended June 30, 2026, net cash used in investing activities was $17,530. The primary factors affecting net cash used in investing activities during this period were purchases of marketable securities of $31,411 and property and equipment of $319. The cash outflow was partially offset by proceeds from the redemptions and maturities of marketable securities of $14,200.

For the six months ended June 30, 2025, net cash used in investing activities was $4,686. The primary factors affecting net cash used in investing activities during the period were the purchases of marketable securities of $14,303 partially offset by redemptions and maturities of marketable securities of $9,631.

Financing Activities

For the six months ended June 30, 2026, net provided by financing activities was $1,226. The primary factors affecting financing cash flows during this period were proceeds from the issuance of common stock under the common stock purchase agreement of $1,977 and through the Employee Stock Purchase Plan of $109, partially offset by taxes paid on net settlement of equity awards of $519 and payments of stock issuance costs related to common stock purchase agreement of $341.

For the six months ended June 30, 2025, net cash provided by financing activities was $10,952. The primary factors affecting financing cash flows during this period were proceeds from common stock purchase agreement of $10,076 and from the issuance of a convertible note of $2,950, partially offset by payments on convertible note of $750, payments of debt issuance costs of $608, taxes paid on net settlement of equity awards of $364 and payments of stock issuance costs related to common stock purchase agreements of $404.

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

During the six months ended June 30, 2026, there were no significant changes in our critical accounting estimates as compared to those previously disclosed in “Critical Accounting Policies and Estimates” in “Management's Discussion and Analysis of Financial Condition and Results of Operations” included in our 2025 Annual Report on Form 10-K.

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

Interest Rate Risk

As of June 30, 2026, we had cash, cash equivalents, and marketable securities of $71,503, which consisted primarily of deposits in our bank accounts, money market funds, and marketable securities. Such interest-earning instruments carry a degree of interest rate risk. Our investment policy is focused on the preservation of capital and supporting our liquidity needs. We invest in highly rated securities, while limiting the amount of credit exposure to any one issuer other than the U.S. government. A hypothetical 100 basis point change in interest rates would not have a material impact on our financial condition or results of operations due to the short-term nature of our cash, cash equivalents and marketable securities. For information on the composition of our cash, cash equivalents, and marketable securities by instrument type and fair value level, refer to Note 2 to the Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report on Form 10-Q.

Credit Risk

Our concentration of credit risk is determined by evaluating each customer and each vendor that accounts for more than 10% of our accounts receivable and accounts payable, respectively. As of June 30, 2026, there were three customers accounting for 10% or more of our accounts receivable and one vendor accounting for 10% or more of our accounts payable.

We perform credit evaluations as needed and generally do not require collateral for our customers. We analyze accounts receivable, historical percentages of uncollectible accounts, and changes in payment history when evaluating the adequacy of the allowance for doubtful accounts for potential credit losses on customers’ accounts. For the six months ended June 30, 2026 and 2025, we had write-offs of $0 and $2, respectively and recorded a provision for expected credit losses of $0 and $2, respectively.

.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have evaluated the effectiveness of our disclosure controls and procedures as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of June 30, 2026. Based on this evaluation, our principal executive officer and principal financial officer have concluded that these disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2026.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarterly period ended June 30, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1. Legal Proceedings

From time to time, we may become involved in actions, claims, suits, and other legal proceedings arising in the ordinary course of our business, including assertions by third parties relating to intellectual property infringement, breaches of contract or warranties, stockholder litigation, or employment-related matters. We are not currently a party to any actions, claims, suits, or other legal proceedings, the outcome of which, if determined adversely to us, would individually or in the aggregate have a material effect on our business, financial condition, and results of operations. For a description of developments to legal proceedings during the three months ended June 30, 2026, see Note 16, “Commitments and Contingencies” to our condensed consolidated financial statements.

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

•

We have begun to pursue, and expect to continue to pursue, opportunities in new and adjacent markets, in which we have limited or no prior experience. Entering new markets requires additional investment, subjects us to new risks and compliance requirements, and may not be successful.

•

Our growing defense and government-related business subjects us to procurement, compliance, and funding risks that differ from those applicable to our commercial business, including risks relating to government appropriations, terminations for convenience, and audits.

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

We have incurred net losses in each year since our inception. In the six months ended June 30, 2026 and 2025, we incurred net losses of approximately $18.4 million and $17.3 million, respectively. We expect that we will continue to incur significant losses through at least the next few years as we:

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

As of June 30, 2026, we had an accumulated deficit of approximately $425.4 million. Even if we are able to increase sales or licensing of our products, there can be no assurance that we will be commercially successful. Since we will incur the costs and expenses from these efforts prior to receiving incremental revenues with respect thereto, our losses in future periods may be significant. In the past, design wins, the first step towards commercialization with a particular OEM, have taken longer than originally expected. Similarly, in the Non-Automotive market, a proof-of concept, or POC, which usually occurs prior to the placement of a commercial order, is taking longer than expected, sometimes 12 months or more. Such delays, including delays that may occur in the future, will impact the timing of our revenue. If our products do not achieve sufficient market acceptance, we will not become profitable. If we fail to become profitable, or if we are unable to fund our continuing losses, we may be unable to continue our business operations. There can be no assurance that we will ever achieve or sustain profitability.

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

Our existing shelf registration statement expires in September 2026, and if our replacement shelf registration statement is not declared effective in a timely manner, or if we become subject to “baby shelf” limitations, our ability to access the capital markets and fund our operations could be materially impaired.

Our ability to raise capital efficiently depends substantially on maintaining an effective shelf registration statement on Form S-3. Our existing shelf registration statement is scheduled to expire on September 26, 2026, upon the third anniversary of its effective date. On May 19, 2026, we filed a replacement registration statement on Form S-3 registering up to $200.0 million of securities. Because we filed the replacement registration statement before the expiration of our existing registration statement, we believe that, under Rule 415(a)(5) under the Securities Act, we may continue to offer and sell securities under the existing registration statement until the earlier of the effective date of the replacement registration statement and 180 days after the third anniversary of the effective date of the existing registration statement. On May 27, 2026, the staff of the SEC’s Division of Corporation Finance advised us that it had not reviewed, and did not intend to review, the replacement registration statement. The replacement registration statement will not become effective, however, until we request acceleration of its effective date in accordance with Rules 460 and 461 under the Securities Act and the SEC declares it effective. As of the date of this Quarterly Report, we had not yet requested acceleration of the effective date of the replacement registration statement and it had not been declared effective. Until the replacement registration statement is declared effective, we cannot sell securities under it, including under any new at-the-market equity offering program we may seek to establish thereunder, and our ability to raise capital may be limited until such effectiveness.

Although we expect to request acceleration of the effective date of the replacement registration statement before our ability to use the existing registration statement lapses, we cannot assure you that the replacement registration statement will be declared effective on the timeline we anticipate, or at all. The SEC staff’s decision not to review the registration statement does not preclude the staff from subsequently reviewing or commenting on the registration statement or on the documents incorporated by reference therein, which could delay effectiveness or require us to amend the registration statement. We and our management remain responsible for the accuracy and adequacy of all disclosures contained therein and incorporated by reference. In addition, intervening events, including any failure by us to continue to satisfy the eligibility requirements for the use of Form S-3, could delay effectiveness or limit our ability to use the registration statement.

If the replacement shelf registration statement is not declared effective before our ability to offer and sell securities under the existing registration statement lapses, if we are required to register securities on Form S-1, or if we become subject to the limitations commonly known as the “baby shelf” rules because our public float falls below $75.0 million, which would limit the amount of securities we may sell under a shelf registration statement to one-third of our public float in any twelve-month period, we may be unable to raise capital on a timely basis or on acceptable terms, may be required to use more costly or dilutive alternatives, and may need to delay or curtail planned investments. Any of these outcomes could have a material adverse effect on our business, results of operations, financial condition, and prospects.

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

Our future growth depends on penetrating new markets, adapting existing products to new applications and customer requirements, achieving volume-based component price reductions, and introducing new products that achieve market acceptance. We expect to continue to incur R&D costs as part of our efforts to design, develop, manufacture, and commercialize new products and enhance existing products. Our R&D expenses were approximately $8.5 million and $7.2 million during the six months ended June 30, 2026 and 2025, respectively, and may increase in the future. Because we account for R&D as an operating expense, these expenditures will adversely affect our results of operations in the future. Further, our R&D program may not produce successful results, and our new products may not achieve market acceptance, create additional revenue, or become profitable.

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

We have begun to pursue, and expect to continue to pursue, opportunities in new and adjacent markets in which we have limited or no prior experience, and these efforts require significant investment, subject us to new regulatory and compliance requirements, may divert resources from our existing business, and may not be successful.

As part of our strategy to expand within Non-Automotive markets, we have begun pursuing, and expect to continue to pursue, opportunities in new and adjacent markets. We have limited or no prior experience designing, qualifying, marketing, selling, or supporting products for these markets. Each new market presents distinct technical requirements, performance and environmental specifications, customer expectations, procurement practices, sales cycles, and competitive dynamics, and addressing these requirements can be time-consuming and costly. Pursuing these opportunities requires significant investment of management attention and financial, engineering, and other resources, which may divert resources from our Automotive and other Non-Automotive markets. These investments may prove more costly than we currently anticipate and may never generate revenue sufficient to offset their costs.

New markets may also subject us to legal, regulatory, contractual, and other compliance requirements with which we have limited experience. Some new markets may require our products to be qualified or certified for use in demanding operating environments, may subject us to government contracting and procurement requirements, including requirements that flow down from prime contracts relating to intellectual property and data rights, cybersecurity, and the safeguarding of sensitive information, or may implicate additional or more restrictive export control requirements applicable to certain products and related technology. Complying with these requirements may be lengthy, costly, and uncertain, and may require substantial modifications to our products, supply chain, manufacturing operations, compliance programs, or contractual arrangements with our partners. There is no assurance that we will be able to achieve or maintain compliance in all respects, and any failure to do so could limit our opportunities in such market or subject us to liability.

Because these markets are new to us, and because in some cases the use of lidar in these markets is itself new and unproven, it is difficult to predict the level of customer demand, adoption rates, sales cycles, or the size and timing of the market opportunities. Prospective customers in new markets may be in testing, development, or demonstration phases and may never place commercial orders. There can be no assurance that our pursuit of any new market will be successful, that we will secure design wins, contract awards, or commercial orders, or that any revenue generated from new markets will justify the investments we make. If we are unable to successfully enter new markets, or if we do so on a delayed basis or at greater cost than we anticipate, our business, results of operations, financial condition, and prospects could be materially and adversely affected.

Our growing defense and government-related business subjects us to procurement, compliance, and funding risks that differ from those applicable to our commercial business.

The defense and aerospace market has become our most active market vertical, and we expect sales into defense and other government-related programs to represent a growing share of our revenue. Sales into these programs, whether made directly or through prime contractors, integrators, or distribution partners, subject us to requirements that do not apply to our commercial business and with which we have limited operating experience. These include the Federal Acquisition Regulation and the Defense Federal Acquisition Regulation Supplement and the flow-down provisions our partners may impose on us; domestic-content, supply-chain, and sourcing restrictions, including those arising under the National Defense Authorization Act and related procurement rules; cybersecurity and information-safeguarding obligations, including the Cybersecurity Maturity Model Certification framework; facility and personnel security requirements; and specialized quality, testing, and qualification standards. Compliance with these requirements may require us to make investments in systems, personnel, and processes that we have not historically maintained, and we may not be able to satisfy these requirements on the timelines our customers require, or at all.

Government-related programs are also subject to funding and procurement risks outside of our control. Program funding depends on appropriations that may be reduced, delayed, or eliminated, including as a result of shifting policy priorities, continuing resolutions, or a lapse in appropriations. Contracts and subcontracts may permit termination for convenience, in which case we may recover only limited costs, and may be modified, descoped, or recompeted. In addition, we and our partners may be subject to audits, reviews, and investigations relating to pricing, cost accounting, quality, or compliance, which can result in contract adjustments, withheld payments, penalties, or suspension or debarment from future government business. Because our defense and government-related engagements are concentrated among a small number of customers and programs, an adverse outcome affecting any one of them could disproportionately affect our results. Any of the foregoing could have a material adverse effect on our business, results of operations, financial condition, and prospects.

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

Increasing legislative and regulatory focus on artificial intelligence, including scrutiny of AI-driven safety systems, could subject us or our customers to new compliance obligations, delay the adoption of systems that incorporate our products, and adversely affect our business.

Legislators and regulators in the United States and other jurisdictions are increasingly focused on the development, deployment, and use of artificial intelligence, and the legal and regulatory landscape governing artificial intelligence is evolving rapidly and remains uncertain. For example, the European Union’s Artificial Intelligence Act imposes obligations on providers and users of certain artificial intelligence systems, including systems that function as safety components of regulated products, and various U.S. federal and state legislative and regulatory initiatives target artificial intelligence systems, including those used in safety-critical applications such as automated driving. Because our sensing system is driven by deterministic artificial intelligence, and because our customers may incorporate our products into ADAS, autonomous driving, and other safety-related systems that rely on artificial intelligence and machine learning, these developments could subject us or our customers to new compliance, testing, certification, transparency, data governance, human oversight, documentation, or risk-management obligations.

Compliance with these requirements, and with any additional requirements our customers impose in order to satisfy their own obligations under these frameworks, could increase our development and compliance costs, require modifications to our products or development processes, extend qualification timelines, delay or complicate our customers’ development and commercialization programs, or delay regulatory approval or market adoption of AI-driven safety systems that incorporate our products. Regulatory uncertainty may also cause customers to delay or forgo deployments of systems that incorporate our products. Regulators may also increase their scrutiny of AI-driven safety systems in response to accidents or other safety events involving such systems generally, which could result in new restrictions, reporting obligations, recalls, or deployment delays even where our products perform as intended. In addition, evolving regulatory frameworks may not distinguish among different artificial intelligence architectures, and our deterministic approach may become subject to requirements designed for other types of artificial intelligence systems. If we or our customers are unable to comply, or are perceived as unable to comply, with evolving artificial intelligence laws and regulations in a timely and cost-effective manner, or if such laws and regulations delay or reduce the adoption of systems that incorporate our products, our business, results of operations, financial condition, and prospects could be materially and adversely affected.

We depend on third-party platforms and ecosystems, including the NVIDIA DRIVE AGX platform, and changes to those platforms, the loss of compatibility or support, or changes in the strategies of platform providers could materially and adversely affect our business.

The commercialization of our lidar solutions depends in part on their integration with, and continued compatibility with, third-party platforms and ecosystems, including the NVIDIA DRIVE AGX platform in the Automotive market and the third-party perception, analytics, and other software integrated into our OPTIS™ platform in Non-Automotive markets. We do not control the design, development roadmaps, release schedules, technical requirements, certification processes, or commercial strategies of these third-party platforms. Platform providers may modify their platforms in ways that require us to expend significant engineering resources to maintain compatibility, may deprecate features or interfaces on which our integrations rely, may decline to support current or future versions of our products, may prioritize or favor competing lidar sensors or alternative sensing modalities, may develop competing solutions of their own, or may discontinue their platforms or exit the relevant markets entirely.

If we are unable to achieve or maintain integration with these platforms on a timely and cost-effective basis, or at all, or if platform providers change their strategies in ways that are adverse to us, our ability to support customers that have adopted those platforms would be impaired, and those customers may select competing products that are better supported on such platforms. In addition, our reliance on third-party platforms means that problems affecting those platforms, including defects, security vulnerabilities, performance issues, or reputational harm, could adversely affect the larger systems into which our products are integrated, and therefore demand for our products, even where our products perform as intended. Any of the foregoing could materially and adversely affect our business, results of operations, financial condition, and prospects.

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

Sales to international customers accounted for 17% and 94% of our revenue during the six months ended June 30, 2026 and 2025, respectively. In May 2024, we announced that we have partnered with Accelight Technologies, Inc. and LighTekton Co., Ltd. to deliver our lidar solutions to the China market, specifically focused on the autonomous trucking and railway segments, as the market in China appears to be ahead of the rest of the world in lidar adoption. However, we have not previously sold into the China market and our partners, although they regularly conduct business in China, do not have experience in the lidar market. There is also significant competition in China from local lidar manufacturers. We can provide no assurances that we will be successful in the China lidar market.

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

We are highly dependent on our executive officers, in particular, Matthew Fisch, our Chief Executive Officer, Conor B. Tierney, our Chief Financial Officer, and Erica Allen, our Chief People Officer. The loss of any of our executive officers or other senior executives could adversely affect our business because the loss could make it more difficult to, among other things, compete with other market participants, continue to develop innovative product designs, and retain existing customers or cultivate new ones. Negative public perception of, or negative news related to any of our executive officers or senior executives may adversely affect our brand, relationship with customers, or standing in the industry. In the past, we have lost the services of some of our executive officers for various reasons.

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

In 2025, a group of dissident stockholders initiated a proxy contest and, among other things, opposed company proposals that provided for the replenishment of our employee equity incentive plan. The opposition was successful and had significantly impaired our ability to offer competitive equity-based compensation, which is a key component of our strategy to attract, retain, and motivate employees. We may experience similar proxy contests in the future and the uncertainty surrounding the outcome of any proxy contest may also create internal disruption, reduce employee morale, and make it more difficult to recruit new talent. Any loss of key personnel or inability to attract and retain qualified employees could materially and adversely affect our business, product development efforts, and long-term growth prospects.

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

In 2025, we were notified by a former vendor that it intended to pursue a claim against the Company's wholly owned subsidiary, AEye Technologies, Inc., arising out of an agreement entered into in May 2020, in which the former vendor alleges that AEye Technologies, Inc. failed to pay approximately $3.3 million, plus interest from the date the former vendor alleges such payments were due. In February 2026, the former vendor initiated a binding arbitration proceeding against AEye Technologies, Inc. pursuant to the underlying purchase agreement. Our subsidiary has disputed, and continues to dispute the total amount owed based, in part, on the claim that the products supplied by the former vendor were largely defective, that the  former vendor was repeatedly made aware of the existence of such defects, and has asserted counterclaims in the arbitration. The arbitration hearing was held in July 2026, and the Company expects the arbitrator to issue an award in the second half of 2026.  Because the outcome turns on disputed issues concerning the alleged defective and late delivery of the devices and the Company’s counterclaims, the Company is unable to predict the outcome of the arbitration or to estimate the amount of probable loss, if any, at this time.

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

Our pursuit of opportunities in China and other international markets exposes us to evolving export control, sanctions, and other geopolitical risks, and sudden changes in U.S. or foreign trade regulations could restrict our ability to sell our products or transfer our technology.

Our products, software, and technology are subject to U.S. export control and economic sanctions laws and regulations, including the Export Administration Regulations administered by the U.S. Department of Commerce’s Bureau of Industry and Security and the sanctions programs administered by the U.S. Treasury Department’s Office of Foreign Assets Control. These regimes are subject to rapid and unpredictable change, particularly with respect to China and other jurisdictions that are the focus of U.S. national security and trade policy. The U.S. government could, with little or no advance notice, expand the scope of controls applicable to lidar, sensing, or artificial intelligence technologies, impose new license requirements on exports, reexports, or transfers of our products or technology, add current or prospective customers, partners, or suppliers to restricted party lists, or impose end-use or end-user restrictions that limit the markets we may serve. Any such changes could require us to obtain licenses that may be delayed or denied, prevent or restrict sales to particular customers or markets, require redesign of our products or supply chain, or strand investments we have made in particular markets or relationships.

These risks are heightened by our engagement of partners based in China to pursue the China lidar market. Changes in U.S. law or policy, including regulations restricting certain hardware and software with a nexus to China or other countries of concern from incorporation into connected vehicles, as well as Chinese laws and regulations, including China’s export control regime (which includes controls on rare earth elements and other critical minerals relevant to our supply chain), data security and localization requirements, anti-foreign sanctions law, and unreliable entity list, could restrict, condition, or penalize our ability to sell to, purchase from, manufacture with, or otherwise collaborate with counterparties in China. Retaliatory measures between the U.S. and China, or between the U.S. and other trading partners, could be adopted quickly and unpredictably. In addition, U.S. “deemed export” rules may constrain our ability to share controlled technology with certain foreign national employees or contractors, which could affect our hiring, staffing, and product development. If any of these risks materialize, we may be unable to realize the anticipated benefits of our international strategy, and our business, results of operations, financial condition, and prospects could be materially and adversely affected.

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

Sales of a substantial number of shares of our common stock, including under our at-the-market equity offering program and the issuance of shares upon vesting of equity awards, have diluted and may continue to dilute our existing stockholders, adversely affect the market price of our common stock, and impair our ability to raise capital in the future.

We have financed a significant portion of our operations through sales of our common stock, including through our at-the-market equity offering program, and we expect to continue to do so for the foreseeable future. Through June 30, 2026, we had sold 24,070,541 shares under our at-the-market equity offering program with A.G.P. for aggregate gross proceeds of approximately $70.4 million, and approximately $54.6 million of capacity remained available under that program. Our weighted average shares outstanding increased from 19,125,970 for the three months ended June 30, 2025 to 45,915,091 for the three months ended June 30, 2026, representing dilution to stockholders who held shares prior to those sales. We may continue to sell shares under an at-the-market program or in other offerings at prices and in amounts we determine at the time of sale, which may be at prices below the then-current market price or below the price you paid for your shares. We may not be required to give advance notice of, or obtain stockholder approval for, such sales, and investors may have no opportunity to limit or avoid the dilutive impact of such sales.

Because sales under an at-the-market program are made into the trading market at prevailing prices, the price at which we sell may be substantially below the price paid by existing stockholders, and sales may occur at times when our stock price is depressed. Sales of substantial amounts of our common stock, or the perception that such sales could occur, could cause the market price of our common stock to decline significantly and could impair our ability to raise capital on acceptable terms. In addition, shares issuable upon vesting of outstanding equity awards, including the additional 6,750,000 shares reserved for issuance under our equity incentive plan as approved by our stockholders at our 2026 annual meeting, and upon exercise of outstanding warrants, may further dilute existing stockholders. We may also issue additional shares in connection with future acquisitions, strategic transactions, or other corporate purposes, which would result in additional dilution. We cannot predict the effect, if any, that future sales or issuances of shares of our common stock, or the ability of shares for future sale or issuance, will have on the market price of our common stock.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(a) None

(b) None

(c) Rule 10b5-1 Trading Plans. For the three months ended  June 30, 2026, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement" as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

Exhibit Number	Description	Form	File Number	Exhibit/Appendix Reference	Filing Date	Filed Herewith
3.1	Second Amended and Restated Certificate of Incorporation of AEye, Inc.	8-K	001-39699	3.1	08/23/2021
3.2	Certificate of Amendment of the Second Amended and Restated Certificate of Incorporation of AEye, Inc.	10-Q	001-39699	3.2	05/11/2023
3.3	Second certificate of Amendment of the Second Amended and Restated Certificate of Incorporation of AEye, Inc.	8-K	001-39699	3.1	12/29/2023
3.4	Amended and Restated Bylaws of AEye, Inc.	8-K	001-39699	3.1	03/07/2025
10.1+	AEye, Inc. 2025 Employment Inducement Incentive Award Plan	S-8	333-292659	10.3	01/09/2026
10.2+	Forms of Notice of Grant of Restricted Stock Units and Restricted Stock Units Agreement under the AEye, Inc. 2025 Employment Inducement Incentive Award Plan	S-8	333-292659	10.4	01/09/2026
10.3+	Notice of Grant of Performance Stock Units (Cash-Settlement Option)	8-K	001-39699	10.1	02/11/2026
10.4+	Notice of Grant of Restricted Stock Units (Cash-Settlement Option)>	8-K	001-39699	10.2	02/11/2026
10.5+	Performance Stock Units Agreement (Cash-Settlement Option)	8-K	001-39699	10.3	02/11/2026
10.6+	Restricted Stock Units Agreement (Cash-Settlement Option)	8-K	001-39699	10.4	02/11/2026
10.7+	Amended and Restated AEye, Inc. 2021 Equity Incentive Plan	AEye, Inc. Definitive Proxy Statement on Schedule 14A	001-39699	Annex A	03/30/2026
31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15(d)-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15(d)-14(a) under the Securities Exchange Act of 1934, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	Inline XBRL Instance Document	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	X

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

Dated:  August 6, 2026

AEye, Inc.

By: /s/ Matthew Fisch

Matthew Fisch

Chief Executive Officer and Chairman of the Board

(Principal Executive Officer)

By: /s/ Conor Tierney

Conor Tierney

Chief Financial Officer and Treasurer

(Principal Financial Officer)