Form 10-Q
period 2026-09-30
AEye, Inc.
filed 2026-11-06
CIK 1818644

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

As of November 4, 2026, the registrant had 46,808,204 shares of common stock, $0.0001 par value per share, outstanding.

AEye, Inc.

Quarterly Report on Form 10-Q

For the Quarterly Period Ended September 30, 2026

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

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

These statements are only predictions based on our current expectations and projections about future events. These statements involve known and unknown risks, uncertainties, and other important factors that could cause our actual results, level of activity, performance, or achievements to differ materially from the results, level of activity, performance, or achievements expressed or implied by the forward-looking statements. Given these risks, uncertainties, and other factors, you should not place undue reliance on these forward-looking statements. These factors include the information set forth in Part I, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 under the heading “Risk Factors,” and Part II, Item 1A, of this Quarterly Report under the heading “Risk Factors,” which we encourage you to carefully read. Although we believe the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, level of activity, performance, or achievements. We undertake no obligation to update any forward-looking statements made in this Form 10-Q to reflect events or circumstances after the date of this Form 10-Q or to reflect new information or the occurrence of unanticipated events, except as required by law.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

AEYE, INC. CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts and par value data)

	September 30, 2026	December 31, 2025
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$13,719	$43,356
Marketable securities	49,379	43,104
Accounts receivable, net	969	77
Inventories, net	2,438	1,015
Prepaid and other current assets	1,767	2,081
Total current assets	68,272	89,633
Right-of-use assets	1,161	441
Property and equipment, net	753	577
Other noncurrent assets	162	242
Total assets	$70,348	$90,893

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$4,015	$3,615
Accrued expenses and other current liabilities	4,644	4,957
Contract liabilities	426	—
Total current liabilities	9,085	8,572
Operating lease liabilities, noncurrent	677	235
Convertible note, noncurrent	146	146
Other noncurrent liabilities	374	598
Total liabilities	10,282	9,551
COMMITMENTS AND CONTINGENCIES (Note 16)
STOCKHOLDERS’ EQUITY:
Preferred stock—$0.0001 par value: 1,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock—$0.0001 par value: 600,000,000 shares authorized; 46,672,169 and 45,169,913 shares issued and outstanding at September 30, 2026 and December 31, 2025	5	4
Additional paid-in capital	496,911	488,361
Accumulated other comprehensive (loss) income	(186)	30
Accumulated deficit	(436,664)	(407,053)
Total stockholders’ equity	60,066	81,342
Total liabilities and stockholders’ equity	$70,348	$90,893

The accompanying notes are an integral part of these condensed consolidated financial statements.

AEYE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except share amounts and per share data)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Revenue	$506	$50	$809	$136
Cost of revenue	684	103	1,248	307
Gross loss	(178)	(53)	(439)	(171)
OPERATING EXPENSES:
Research and development	4,618	3,061	13,126	10,221
Sales and marketing	1,237	631	3,370	1,615
General and administrative	5,261	4,080	14,143	11,323
Total operating expenses	11,116	7,772	30,639	23,159
LOSS FROM OPERATIONS	(11,294)	(7,825)	(31,078)	(23,330)
OTHER INCOME (EXPENSE):
Change in fair value of convertible note and warrant liabilities	75	(2,210)	224	(2,123)
Interest income and other	546	650	1,782	1,257
Interest expense and other	(571)	55	(537)	(2,418)
Total other income (expense), net	50	(1,505)	1,469	(3,284)
Loss before income tax	(11,244)	(9,330)	(29,609)	(26,614)
Provision for income tax	—	—	2	2
Net loss	$(11,244)	$(9,330)	$(29,611)	$(26,616)
Change in net unrealized gain (loss) on available-for-sale securities, net of tax	(88)	(4)	(216)	(9)
Comprehensive loss	$(11,332)	$(9,334)	$(29,827)	$(26,625)

PER SHARE DATA
Net loss per common share (basic and diluted)	$(0.24)	$(0.30)	$(0.65)	$(1.34)
Weighted average common shares outstanding (basic and diluted)	46,538,088	31,262,997	45,671,775	19,880,145

The accompanying notes are an integral part of these condensed consolidated financial statements.

AEYE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the nine months ended September 30, 2026 and 2025

(In thousands, except share amounts)

(Unaudited)

					Additional	Accumulated Other		Total
	Preferred Stock		Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
BALANCE—December 31, 2025	—	$—	45,169,913	$4	$488,361	$30	$(407,053)	$81,342
Stock-based compensation	—	—	—	—	1,542	—	—	1,542
Issuance of common stock upon vesting of restricted stock units	—	—	327,896	—	—	—	—	—
Taxes related to net share settlement of equity awards	—	—	(151,890)	—	(252)	—	—	(252)
Other comprehensive loss, net of tax	—	—	—	—	—	(71)	—	(71)
Net loss	—	—	—	—	—	—	(8,345)	(8,345)
BALANCE—March 31, 2026	—	$—	45,345,919	$4	$489,651	$(41)	$(415,398)	$74,216
Stock-based compensation	—	—	—	—	2,419	—	—	2,419
Issuance of common stock upon vesting of restricted stock units	—	—	315,141	—	—	—	—	—
Taxes related to net share settlement of equity awards	—	—	(141,649)	—	(267)	—	—	(267)
Issuance of common stock under the Common Stock Purchase Agreements	—	—	849,757	1	1,976	—	—	1,977
Transaction costs related to the Common Stock Purchase Agreements	—	—	—	—	(61)	—	—	(61)
Issuance of common stock through Employee Stock Purchase Plan	—	—	119,144	—	109	—	—	109
Other comprehensive loss, net of tax	—	—	—	—	—	(57)	—	(57)
Net loss	—	—	—	—	—	—	(10,022)	(10,022)
BALANCE—June 30, 2026	—	$—	46,488,312	$5	$493,827	$(98)	$(425,420)	$68,314
Stock-based compensation	—	—	—	—	3,255	—	—	3,255
Issuance of common stock upon vesting of restricted stock units	—	—	314,822	—	—	—	—	—
Taxes related to net share settlement of equity awards	—	—	(130,965)	—	(171)	—	—	(171)
Other comprehensive loss, net of tax	—	—	—	—	—	(88)	—	(88)
Net loss	—	—	—	—	—	—	(11,244)	(11,244)
BALANCE—September 30, 2026	—	$—	46,672,169	$5	$496,911	$(186)	$(436,664)	$60,066

					Additional	Accumulated Other		Total
	Preferred Stock		Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
BALANCE—December 31, 2024	—	$—	13,734,160	$1	$388,213	$5	$(373,095)	$15,124
Stock-based compensation	—	—	—	—	2,501	—	—	2,501
Issuance of common stock upon vesting of restricted stock units	—	—	838,656	—	—	—	—	—
Taxes related to net share settlement of equity awards	—	—	(396,662)	—	(333)	—	—	(333)
Issuance of common stock under the Common Stock Purchase Agreements	—	—	4,514,023	1	7,815	—	—	7,816
Transaction costs related to the Common Stock Purchase Agreements	—	—	—	—	(95)	—	—	(95)
Other comprehensive income, net of tax	—	—	—	—	—	1	—	1
Net loss	—	—	—	—	—	—	(8,016)	(8,016)
BALANCE—March 31, 2025	—	$—	18,690,177	$2	$398,101	$6	$(381,111)	$16,998
Stock-based compensation	—	—	—	—	1,160	—	—	1,160
Issuance of common stock upon vesting of restricted stock units	—	—	126,766	—	—	—	—	—
Taxes related to net share settlement of equity awards	—	—	(44,536)	—	(31)	—	—	(31)
Issuance of common stock under the Common Stock Purchase Agreements	—	—	508,003	—	581	—	—	581
Transaction costs related to Common Stock Purchase Agreements	—	—	—	—	(18)	—	—	(18)
Conversions of convertible note into common stock	—	—	1,184,549	—	716	—	—	716
Issuance of common stock through Employee Stock Purchase Plan	—	—	85,307	—	52	—	—	52
Other comprehensive loss, net of tax	—	—	—	—	—	(6)	—	(6)
Net loss	—	—	—	—	—	—	(9,270)	(9,270)
BALANCE—June 30, 2025	—	$—	20,550,266	$2	$400,561	$—	$(390,381)	$10,182
Stock-based compensation	—	—	—	—	1,071	—	—	1,071
Issuance of common stock upon vesting of restricted stock units	—	—	141,618	—	—	—	—	—
Taxes related to net share settlement of equity awards	—	—	(53,024)	—	(135)	—	—	(135)
Issuance of common stock under Common Stock Purchase Agreements	—	—	19,160,596	2	70,910	—	—	70,912
Transaction costs related to the Common Stock Purchase Agreements	—	—	—	—	(989)	—	—	(989)
Conversions of convertible note into common stock	—	—	1,171,951	—	1,769	—	—	1,769
Issuance of common stock through exercise of convertible note warrant	—	—	805,263	—	4,716	—	—	4,716
Other comprehensive loss, net of tax	—	—	—	—	—	(4)	—	(4)
Net loss	—	—	—	—	—	—	(9,330)	(9,330)
BALANCE—September 30, 2025	—	$—	41,776,670	$4	$477,903	$(4)	$(399,711)	$78,192

The accompanying notes are an integral part of these condensed consolidated financial statements.

AEYE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine months ended September 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(29,611)	$(26,616)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	151	113
Noncash lease expense relating to operating lease right-of-use assets	313	157
Gain on termination of operating lease, net	—	(1,014)
Costs of Common Stock Purchase Agreements	647	325
Debt issuance costs	—	2,020
Gain on extinguishment of warrant	—	(64)
Inventory write-downs, net of scrapped inventory	9	24
Change in fair value of convertible note and warrant liabilities	(224)	2,123
Stock-based compensation	7,216	4,732
Amortization of premiums and accretion of discounts on marketable securities, net of change in accrued interest	(65)	(180)
Expected credit losses, net of write-off	—	2
Changes in operating assets and liabilities:
Accounts receivable, net	(892)	(47)
Inventories, current and noncurrent, net	(1,432)	(523)
Prepaid and other current assets	314	92
Other noncurrent assets	80	187
Accounts payable	128	800
Accrued expenses and other current liabilities	(627)	(804)
Operating lease liabilities	(323)	(1,574)
Contract liabilities	426	—
Net cash used in operating activities	(23,890)	(20,247)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(333)	(52)
Purchases of marketable securities	(36,626)	(44,989)
Proceeds from redemptions and maturities of marketable securities	30,200	15,874
Net cash used in investing activities	(6,759)	(29,167)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of convertible note	—	2,950
Payments for convertible note redemptions	—	(989)
Transaction costs related to issuance of convertible note	—	(658)
Proceeds from issuance of common stock under Common Stock Purchase Agreements	1,977	80,988
Stock issuance costs related to Common Stock Purchase Agreements	(384)	(1,449)
Taxes paid related to the net share settlement of equity awards	(690)	(499)
Proceeds from exercise of warrant	—	1,788
Proceeds from issuance of common stock through the Employee Stock Purchase Plan	109	52
Net cash provided by financing activities	1,012	82,183
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(29,637)	32,769
CASH AND CASH EQUIVALENTS—Beginning of period	43,356	10,266
CASH AND CASH EQUIVALENTS—End of period	$13,719	$43,035
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes, net of refund	$2	$36
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Noncash debt issuance costs	$—	$1,362
Stock issuance costs included in accounts payable and accrued liabilities	432	176
Purchases of property and equipment included in accounts payable and accrued liabilities	12	5
Modification of operating lease liabilities and right-of-use asset	1,033	—

The accompanying notes are an integral part of these condensed consolidated financial statements.

AEYE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data or otherwise stated)

1.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

AEye, Inc. and its wholly owned subsidiaries (the “Company” or “AEye”) is a provider of physical AI sensing solutions built on high-performance, active lidar systems for vehicle autonomy, advanced driver-assistance systems, or ADAS, robotic vision applications and a range of Non-Automotive applications. The Company's approach to supporting the developing physical AI infrastructure combines software‑defined sensing with adaptive perception capabilities that enable machines to interpret and respond to complex physical environments in real time. The Company's proprietary Intelligent Sensing Platform incorporates a nearly solid state, software‑definable active lidar sensor; an adaptive SmartScan architecture that dynamically adjusts scan patterns for different scenes and targets; and a signal processing pipeline designed to deliver precise measurements and imaging for safety critical use cases. This platform is designed to support a broad set of markets beyond passenger vehicles, including rail, aerospace and defense, smart infrastructure, and security, where long‑range performance, environmental robustness, and software‑based configurability are key requirements.

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

The Company’s common stock is listed on the Nasdaq Stock Market LLC (“Nasdaq”) under the symbol “LIDR”. Unless otherwise specified, “we,” “us,” “our,” “AEye,” and the “Company” refer to AEye, Inc. and its wholly owned subsidiaries.

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

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant items subject to such estimates and assumptions include revenue recognized over time, including estimates of total contract costs, write-downs of inventory to the lower of cost or net realizable value, investments, embedded derivative and warrant liabilities, stock-based compensation, and convertible notes.

Principle of Consolidation and Liquidity

The accompanying condensed consolidated financial statements include the accounts of AEye, Inc. and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

The Company has funded its operations primarily through the issuances of common stock. Since its inception, the Company has incurred net losses and negative cash flows from operations and expects to incur additional operating losses and negative operating cash flows as management continues to focus on achieving commercialization of its lidar solutions and executing on its strategic initiatives.  As of  September 30, 2026, the Company’s existing sources of liquidity included cash, cash equivalents, and marketable securities of $63,098. Management believes that the Company has sufficient financial resources to fund operations and meet its capital requirements and anticipated obligations as they come due in the next twelve months from the date of issuance of these condensed consolidated financial statements.

Concentration of Credit Risk

Financial instruments which potentially subject the Company to concentration of credit risk consist primarily of cash, cash equivalents, marketable securities, and accounts receivable, net. The Company places its cash and cash equivalents with major financial institutions, which management assesses to be of high credit quality, to limit the exposure of each investment. The Company’s marketable securities have investment grade ratings when purchased, which mitigates risk.

The Company’s accounts receivable, net are derived from customers located in North America, Europe, the Middle East, Africa (EMEA), and the Asia-Pacific (APAC) region. The Company mitigates its credit risks by performing ongoing credit evaluations of its customers’ financial conditions. The Company generally does not require collateral.

Recent Accounting Pronouncements

In September 2025, the FASB issued Accounting Standards Update ("ASU") 2025-06, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40) Targeted Improvements to the Accounting for Internal-Use Software (ASU 2025-06), which is intended to simplify the capitalization guidance for internal-use software by removing references to project stages and clarifying when the capitalizing of eligible costs is required. The new guidance is effective for annual periods beginning after December 15, 2027, and interim periods within those fiscal years, with early adoption permitted. ASU 2025-06 may be applied retrospectively or prospectively. The Company is currently evaluating the impact of this guidance.

In July 2025, the FASB issued ASU 2025-05, Measurement of Credit Losses for Accounts Receivable and Contract Assets. This standard introduces a practical expedient that companies can choose to apply when determining allowances for credit losses. Specifically, it permits companies to assume that the current conditions as of the balance sheet date remain unchanged throughout the remaining life of the assets. The Company adopted ASU 2025-05 in 2026 and the adoption had no material impact on its unaudited condensed consolidated financial statements.

In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses, which requires annual and interim disaggregated disclosures of certain costs and expenses on the income statement. The standard is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. Amendments are applied on a prospective basis with retrospective application permitted. The Company is currently evaluating the impact of this guidance.

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

The Company’s financial assets and liabilities measured at fair value on a recurring basis and the level of inputs used for such measurements were as follows (in thousands):

	Fair Value Measured as of September 30, 2026 Using:
	Adjusted Cost	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Marketable Securities
Assets
Level 1
Money market funds	$12,036	$—	$12,036	$12,036	$—
Level 2
Corporate bonds	13,399	(59)	13,340	—	13,340
Commercial paper	5,540	(8)	5,532	1,295	4,237
U.S. Government securities	24,089	(93)	23,996	—	23,996
Agency bonds	2,000	(18)	1,982	—	1,982
Asset-backed securities	5,832	(8)	5,824	—	5,824
Total financial assets	$62,896	$(186)	$62,710	$13,331	$49,379
Liabilities
Level 3
Derivative warrant liability	—	—	336	—	—
Total financial liabilities	$—	$—	$336	$—	$—

	Fair Value Measured as of December 31, 2025 Using:
	Adjusted Cost	Unrealized Gains	Fair Value	Cash and Cash Equivalents	Marketable Securities
Assets
Level 1
Money market funds	$42,718	$—	$42,718	$42,718	$—
Level 2
Corporate bonds	19,620	13	19,633	—	19,633
Commercial paper	7,531	3	7,534	—	7,534
U.S. Government securities	8,003	9	8,012	—	8,012
Agency bonds	2,018	—	2,018	—	2,018
Asset-backed securities	5,902	5	5,907	—	5,907
Total financial assets	$85,792	$30	$85,822	$42,718	$43,104
Liabilities
Level 2
Private placement warrant liability	$—	$—	$—	$—	$—
Level 3
Derivative warrant liability	—	—	560	—	—
Total financial liabilities	$—	$—	$560	$—	$—

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

Private Placement Warrant Liability: The warrants originally issued in connection with the initial public offering of CF Finance Acquisition Corp. III (the “Private Placement Warrants”) were recorded on the condensed consolidated balance sheets at fair value. The fair value was based on observable Level 2 inputs, specifically, the observable input of the Company's public warrants, as terms of both warrants were substantially similar. Any changes in the fair value of the liability were reflected in other income (expense), net, on the condensed consolidated statements of operations and comprehensive loss. Private Placement Warrant liability was included within other noncurrent liabilities on the condensed consolidated balance sheets. These warrants expired on August 18, 2026.

For the nine months ended September 30, 2026, there were no transfers between Level 1 and Level 2 inputs.

The following table presents a summary of the changes in fair value of the Company’s Level 3 financial instruments for the nine months ended September 30, 2026 (in thousands):

Derivative Warrant Liabilities
Balance at December 31, 2025	$560
Change in fair value included in other income (expense), net	(224)
Balance at September 30, 2026	$336

The key inputs into the Black-Scholes model for the derivative warrant issued as a result of the lease settlement valued at  September 30, 2026 are as follows:

September 30, 2026
Expected term (years)	3.9
Expected volatility	141.0%
Risk-free interest rate	5.0%
Dividend yield	—%
Exercise price	$2.22

If factors or assumptions change, the estimated fair values could be materially different. The value of the Company’s derivative warrant liability would increase if a higher risk-free interest rate was used and would decrease if a lower risk-free interest rate was used. Similarly, a higher volatility assumption would increase the value of the liability and a lower volatility assumption would decrease the value of the liability.

3.	INVENTORIES

Inventory, net of write-downs, as of  September 30, 2026 and  December 31, 2025 were as follows (in thousands):

	September 30, 2026	December 31, 2025
	(unaudited)
Raw materials	$1,868	$826
Work in-process	456	78
Finished goods	114	111
Total inventory, net	$2,438	$1,015

4.	PREPAID AND OTHER CURRENT ASSETS

Prepaid and other current assets as of  September 30, 2026 and  December 31, 2025 were as follows (in thousands):

	September 30, 2026	December 31, 2025
	(unaudited)
Prepaid expenses	$1,282	$2,022
Advances to suppliers	294	—
Other	191	59
Total prepaid and other current assets	$1,767	$2,081

5.	LEASES

The Company leases office facilities in Northern California under non-cancelable operating leases. In July 2024, the Company entered into two new long-term leases, one of which the Company uses as its headquarters. In February 2026, the Company entered into an agreement with the landlord to amend the existing operating lease at its corporate headquarters. The amendment added additional square footage, extended the lease term to February 28, 2029, and included an option to renew with renewal terms that, if exercised by the Company, would extend the lease term for an additional five years. The Company determined that the amendment represents a lease modification and remeasured its right-of-use asset and operating lease liability using an updated incremental borrowing rate as of the modification date. The Company recognized a $1,033 increase in its right-of-use asset and operating lease liability and no gain or loss was recognized as a result of the modification.

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

The components of operating lease expenses, excluding the gain (loss) on early termination of operating lease, for the three and nine months ended September 30, 2026 and 2025, are as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Operating lease cost	$135	$74	$363	$215
Variable lease cost	4	4	12	12
Total operating lease cost	$139	$78	$375	$227

Maturities of lease liabilities are as follows (in thousands):

Operating leases
Years ending - December 31:	(unaudited)
2026 (remaining three months)	$137
2027	545
2028	519
2029	87
Total lease payments	1,288
Less amount to discount to present value	(68)
Present value of lease liabilities	$1,220

6.	ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities as of  September 30, 2026 and  December 31, 2025 are as follows (in thousands):

	September 30, 2026	December 31, 2025
	(unaudited)
Accrued payroll	$682	$553
Operating lease liabilities	543	275
Accrued bonuses	2,069	3,605
Accrued other	1,350	524
Total accrued expenses and other current liabilities	$4,644	$4,957

7.	CONVERTIBLE NOTES

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

Monthly redemptions began in  April 2025 and were due on the first of each subsequent month (each a "Monthly Redemption Date" or an "Installment Date"). The Company was required to redeem the monthly redemption amount until the 2025 Note was fully redeemed, paid in cash or, so long as certain equity conditions are met, shares of the Company's common stock. The investor was permitted to accelerate up to one monthly installment amount, between Installment Dates.

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

8.	INTEREST EXPENSE AND OTHER

Interest expense and other for the three and nine months ended September 30, 2026 and 2025 consisted of the following (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Costs of Common Stock Purchase Agreements	$414	$19	$647	$325
Debt issuance costs	—	—	—	2,020
Amortization of premiums (accretion of discounts) on marketable securities, net	(104)	(79)	(298)	(260)
Expected credit losses	—	—	—	2
Foreign exchange (gains) losses	(10)	2	(89)	325
Other interest expense	270	—	270	—
Other	1	3	7	6
Interest expense and other	$571	$(55)	$537	$2,418

9.	STOCKHOLDERS' EQUITY

New Circle Principal Investments LLC (“New Circle”) Common Stock Purchase Agreement

On  July 25, 2024, the Company entered into a Common Stock Purchase Agreement and a Registration Rights Agreement with New Circle (the “Common Stock Purchase Agreement”). Under the terms and subject to the conditions of the CSPA, the Company had the right, but not the obligation, to sell to New Circle, and New Circle was obligated to purchase from the Company, up to the lesser of (i) $50,000 of the Company’s common stock, or (ii) the Exchange Cap equal to 1,721,755 shares of the Company's common stock, unless the Company’s stockholders approved the issuance of shares in excess of the Exchange Cap, or the average price of all applicable sales of common stock to New Circle equals or exceeds $1.41 per share. The Company had sole discretion to initiate such sales of common stock over a period of 36 months. In all instances, the Company could not sell shares of its common stock to New Circle under the Common Stock Purchase Agreement if doing so would result in New Circle beneficially owning more than 4.99% of the Company's common stock.

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

In connection with the Common Stock Purchase Agreement, the Company issued to New Circle 225,563 shares of common stock in the Company as commitment shares for the facility. The Company determined that the right to sell additional shares represented a freestanding put option under ASC 815, Derivatives and Hedging, and as such, the financial instrument was classified as a derivative asset with a fair value of zero at inception of the Common Stock Purchase Agreement on  July 25, 2024.

The Common Stock Purchase Agreement was terminated in December 2025. Prior to its termination, the Company issued 8,980,713 shares of its common stock, including commitment shares, for gross proceeds totaling $27,754, pursuant to the Common Stock Purchase Agreement.

Alliance Global Partners (“A.G.P.”) At Market Issuance Sales Agreements

On  September 12, 2024, the Company entered into an ATM Agreement with A.G.P. (the “Prior ATM Agreement”). Under the terms and subject to the conditions of the Prior ATM Agreement, the Company may issue and sell through A.G.P. the Company’s common stock having an aggregate value offering price of up to $2,600 ("Placement Shares") from time to time through an "at-the-market" equity offering program. The Company has sole discretion to initiate such sales of common stock over a period of 36 months. Under the terms and subject to the conditions of the Prior ATM Agreement, the Company will set the parameters for the sale of shares, including the number or dollar amount of Placement Shares to be issued, the time period during which sales are requested to be made, any limitation on the number or dollar amount of Placement Shares that may be sold in any one trading day and any minimum price below which sales may not be made. The Company will pay a cash commission rate of up to 3.0% of the gross proceeds from the sale of Placement Shares sold pursuant to the Prior ATM Agreement. In December 2025, the Company increased the amount of the Company's common stock that it may issue and sell through A.G.P. under the Prior ATM Agreement to a new aggregate value offering of up to $125,000, following multiple prior increases since the original agreement.  The Prior ATM Agreement was terminated simultaneously with entry into the 2026 ATM Agreement (as defined below) on September 15, 2026. Prior to its termination, the Company sold 24,070,541 shares for gross proceeds totaling $70,412.

On September 15, 2026, the Company entered into a new ATM Agreement with A.G.P. (the “2026 ATM Agreement”). The terms of the 2026 ATM Agreement are similar to the Prior ATM Agreement, where the Company has sole discretion to initiate sales of common stock with an aggregate value offering of up to $50,000 over a period of 36 months, and will pay a cash commission rate of up to 3.0% of gross proceeds from the sale of Placement Shares sold pursuant to the 2026 ATM Agreement. No sales were made under the 2026 ATM Agreement through September 30, 2026.

The Common Stock Purchase Agreement, Prior ATM Agreement, and the 2026 ATM Agreement are collectively referred to herein as the “Common Stock Purchase Agreements.”

10.	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The changes in accumulated other comprehensive income (loss) by component for the three and nine months ended September 30, 2026 and 2025 are as follows (in thousands):

Unrealized gains (losses) on available-for-sale securities
Balance at December 31, 2025	$30
Other comprehensive income (loss), net of tax	(71)
Balance at March 31, 2026	$(41)
Other comprehensive income (loss), net of tax	(57)
Balance at June 30, 2026	$(98)
Other comprehensive income (loss), net of tax	(88)
Balance at September 30, 2026	$(186)

Unrealized gains (losses) on available-for-sale securities
Balance at December 31, 2024	$5
Other comprehensive income (loss), net of tax	1
Balance at March 31, 2025	$6
Other comprehensive income (loss), net of tax	(6)
Balance at June 30, 2025	$—
Other comprehensive income (loss), net of tax	(4)
Balance at September 30, 2025	$(4)

11.	NET LOSS PER SHARE

The following table sets forth the basic and diluted net loss per share attributable to common stockholders for the periods presented (in thousands, except share amounts and per share data):

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Numerator:
Net loss attributable to common stockholders	$(11,244)	$(9,330)	$(29,611)	$(26,616)
Denominator:
Weighted average common shares outstanding - Basic	46,538,088	31,262,997	45,671,775	19,880,145
Weighted average common shares outstanding - Diluted	46,538,088	31,262,997	45,671,775	19,880,145

Net loss per share attributable to common stockholders - Basic and Diluted	$(0.24)	$(0.30)	$(0.65)	$(1.34)

Due to net losses for the three and nine months ended September 30, 2026 and 2025, basic and diluted net loss per share were the same, as the effect of all potentially dilutive securities would have been anti-dilutive. The following table sets forth the anti-dilutive common share equivalents for the periods listed:

	Nine months ended September 30,
	2026	2025
Common stock options issued and outstanding	110,532	123,046
Unvested restricted stock units	5,141,993	656,435
Warrants	350,000	611,110
Common Stock Purchase Agreements	41,666,667	22,660,946
Conversion of convertible note	138,341	112,343
ESPP	126,834	62,096
Total	47,534,367	24,225,976

12.	STOCK-BASED COMPENSATION

Market-Based Restricted Stock Units

In February 2026, the Board of Directors (the “Board”) approved grants totaling 1,248,426 market-based RSUs to certain executive officers of the Company that vest based on the achievement of specified market conditions and continued service (the “February 2026 PSU Awards”). In June 2026, the Board approved additional grants totaling 1,800,000 market-based RSUs with the same vesting conditions (the “June 2026 PSU Awards”).  Vesting occurs in increments of one-third of the total grant when the closing price of the Company's common stock, as reported by Nasdaq, (i) meets or exceeds an average of $3.00 per share for any five (5) consecutive trading days, (ii) meets or exceeds an average of $4.00 per share for any five (5) consecutive trading days, and (iii) meets or exceeds an average of $5.00 per share for any five (5) consecutive trading days, in each case prior to December 31, 2030. The February 2026 PSU Awards will be settled in common stock on a prorated basis to the extent shares are available under the 2021 Equity Incentive Plan (the “Plan”); otherwise, vested awards will be settled in cash based on the fair market value of the Company’s common stock on the settlement date, defined as the five-day trailing average closing price as reported by Nasdaq. The June 2026 PSU Awards do not provide a cash-settlement alternative and will be settled in common stock upon vesting.

The Company estimated the initial grant date fair value of these awards using the Monte Carlo simulation model with the following assumptions:

Expected term (years)	4.6 - 4.9
Expected volatility	140.0%
Risk-free interest rate	3.7% - 4.2%
Dividend yield	—%

The Company classified these awards as equity at the initial grant date and at September 30, 2026. If, in a future period, the Company does not have sufficient shares available under the Plan to settle the February 2026 PSU Awards upon vesting, some or all of the February 2026 PSU Awards may be reclassified to liability and remeasured to fair value.

Stock-Based Compensation

The following table summarizes stock-based compensation expense recorded in each financial statement line item in the Company’s condensed consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2026 and 2025 (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Cost of revenue	$26	$—	$26	$—
Research and development	359	201	874	1,212
Sales and marketing	285	79	536	334
General and administrative	2,585	791	5,780	3,186
Total stock-based compensation	$3,255	$1,071	$7,216	$4,732

13.	SEGMENT INFORMATION

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

The Company recognizes revenue from sales of standard products at a point in time when control transfers to the customer, generally upon shipment or delivery. The Company recorded revenue for standard product sales of $228 and $501 in the three and nine months ended September 30, 2026 and $41 and $63 in the three and nine months ended September 30, 2025, respectively. The Company does not incur significant contract costs in fulfilling or obtaining its contracts with customers.

For certain arrangements to develop and deliver products designed to meet customer requirements, revenue is recognized over time using a cost-to-cost measure of progress as the Company believes this depicts the transfer of control of the goods or services to the customer. These contracts may include engineering, system integration and software development services, together with delivery of the finished units, and any embedded software or license to intellectual property developed under the contract. As these services are integrated into the delivered product, they are accounted for together as a single performance obligation. The Company recognized revenue related to these over-time contracts of $278 and $308 for the three and nine months ended September 30, 2026, respectively, and $9 and $73 in the three and nine months ended September 30, 2025, in the condensed consolidated statements of operations and comprehensive loss.

The Company measures progress on these contracts using a cost-to-cost input method, based on costs incurred to date relative to estimated total costs at completion. Estimating total costs requires significant judgment, including assumptions about the engineering effort, materials and schedule needed to complete the work. Changes in estimated total costs are recognized on a cumulative catch-up basis in the period identified. Any expected loss on a contract is recognized in full when the loss becomes evident.

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

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Revenue by primary geographical market:
North America	$463	$43	$715	$48
EMEA	33	1	59	66
Asia-Pacific	10	6	35	22
Total	$506	$50	$809	$136

Revenue by timing of recognition:
Recognized at a point in time	$228	$41	$501	$63
Recognized over time	278	9	308	73
Total	$506	$50	$809	$136

Contract Liabilities

Contract assets represent revenue recognized in excess of amounts billed, and contract liabilities represent amounts billed in excess of revenue recognized. For contracts recognized over time, these balances result from differences between the timing of billings and the Company’s progress toward completion, and they may fluctuate from period to period. Contract liabilities were $426 as of  September 30, 2026. There were no contract liabilities as of December 31, 2025.

Remaining Performance Obligations

Revenue allocated to remaining performance obligations represents the transaction price allocated to the performance obligations that are unsatisfied, or partially unsatisfied. The Company applies the practical expedient in ASC 606-10-50-14 and does not disclose the value of unsatisfied performance obligations for contracts with an original expected duration of one year or less.

15.	INCOME TAXES

For the nine months ended September 30, 2026 and 2025, the Company recognized $2 and $2 provision for income taxes, respectively. The income tax rates vary from the federal and state statutory rates due to the valuation allowances on the Company’s net operating losses and foreign tax rate differences. The Company computes its quarterly income tax provision by using a forecasted annual effective tax rate and adjusts for any discrete items arising during the quarter.

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

In 2025, the Company was notified by a former vendor that it intended to pursue a claim against the Company’s wholly owned subsidiary, AEye Technologies, Inc., arising out of an agreement entered into in May 2020, in which the former vendor alleges that AEye Technologies, Inc. failed to pay approximately $3,300 plus interest from the date the former vendor alleges such payments were due. In February 2026, the former vendor initiated a binding arbitration proceeding against AEye Technologies, Inc. pursuant to the underlying purchase agreement. AEye Technologies, Inc. disputed the total amount owed based, in part, on the claim that the products supplied by the former vendor were largely defective and that the former vendor was repeatedly made aware of the existence of such defects. AEye Technologies, Inc. also asserted counterclaims in the arbitration. On August 31, 2026, the arbitrator issued a final award that ordered AEye Technologies, Inc. to pay the former vendor the total amount of unpaid invoices, costs of the arbitration, and interest, and dismissed additional counterclaims asserted by AEye Technologies, Inc. The total award and accrued interest is $3,605 as of September 30, 2026 and is recorded in accounts payable and accrued expenses and other current liabilities in the condensed consolidated balance sheet.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that are based on current expectations, estimates, assumptions, and projections about our industry, business, and future financial results. Our actual results and the timing of events may differ materially from those described in or implied by these forward-looking statements due to a number of factors. You should read the sections of this Quarterly Report on Form 10-Q titled “Risk Factors” and  “Cautionary Note Regarding Forward-Looking Statements” for a discussion of such factors that could cause our actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. Unless the context otherwise requires, references in this Management’s Discussion and Analysis of Financial Condition and Results of Operations to “we,” “our,” “us,” and “AEye” refer to the business and operations of AEye, Inc.

Overview

This overview provides a high-level discussion of our operating results and some of the trends that affect our business. We believe that an understanding of these trends is important to understanding our financial results for the nine months ended September 30, 2026, as well as our future prospects. This summary is not intended to be exhaustive, nor is it intended to be a substitute for the detailed discussion and analysis provided elsewhere in this Quarterly Report, including our condensed consolidated financial statements and accompanying notes.

All dollar amounts expressed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations are in thousands of dollars, except for share amounts, per share amounts, and unless otherwise specified.

Key Factors Affecting Our Operating Results

We believe that our future performance and success depend, to a substantial extent, on our ability to capitalize on the opportunities described herein, which in turn are subject to significant risks and challenges, including those discussed below and the information described in Part II, Item 1A, of this Quarterly Report under the heading “Risk Factors”.

We are subject to those risks common in the technology industry and also those risks common to early-stage companies including, but not limited to:

•	developing, commercializing, and scaling our products and technology, including meeting performance, reliability, and cost objectives;
•

generating revenue from early-stage Non-Automotive markets, which represent substantially all of our near-term revenue and are characterized by small orders, lengthy evaluation cycles, and customer concentration that can cause significant quarterly fluctuations;

•	maintaining our relationships with Tier 1 suppliers, including LITEON as our manufacturing partner, and, over the longer term, supporting their pursuit of Automotive design wins;
•

performing under our Lunar Outpost subcontract for NASA’s Lunar Terrain Vehicle Services program, which includes demanding space-qualification requirements, NASA-dependent milestone payments, termination-for-convenience rights, and exclusivity restrictions;

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

Market Trends and Uncertainties

We anticipate growing demand for our ApolloTM platform, led in the near-term by Non-Automotive markets such as aerospace and defense, intelligent transportation systems, or ITS, railway, airport safety and security, perimeter monitoring, space mobility, transportation logistics, and sports analytics.  Over the longer-term, we continue to pursue Automotive opportunities, including advanced driver-assistance systems, or ADAS, autonomous driving, and commercial trucking, primarily through our Tier 1 partners. This diversified approach provides us with multiple opportunities for sustained growth by enabling new applications and product features across a broad range of industries and market segments. However, as our customers continue their R&D projects to commercialize solutions that rely on lidar technology, it is difficult to estimate the timing of ultimate end market demand and customer adoption.

Automotive programs typically require long durations for development, testing, and validation. If we fail to remain engaged with one or more Tier 1 automotive suppliers, whose scale, mass-production capabilities, and existing OEM relationships, which may include licensing arrangements, are important to automotive programs, it may have an adverse effect on our longer-term automotive opportunity. While the automotive market for lidar is projected to grow over the mid- and long-term, we expect automotive programs to represent a smaller portion of our revenue than non-automotive markets for the foreseeable future, and our near-term financial performance to be driven primarily by non-automotive customers.

We anticipate that Non‑Automotive applications will be a more significant driver of our near‑term revenue given the generally shorter sales cycles and development timelines in these markets. We are beginning to see adoption across a diverse group of sectors. Our typical engagement model begins with proof‑of‑concept evaluations, which allow customers to validate performance in their operational environments; however, there is no guarantee that these evaluations will ultimately result in a commercial deployment, and timelines may extend significantly, due to many factors, including competing customer priorities or broader program changes. In many Non‑Automotive opportunities, we work through third‑party systems integrators or solution providers who deliver complete solutions to the end customer, and in those situations our visibility into, and ability to influence, the final customer decision process may be limited.

During the first nine months of 2026, we experienced increased commercial traction that we believe reflects progress in our transition from development toward commercialization. Revenue was $809 for the nine months ended September 30, 2026, up 495% from $136 in the nine months ended September 30, 2025. Revenue for the three months ended September 30, 2026 included our first revenue from our firm fixed-price subcontract with Lunar Outpost, described below. The subcontract runs through December 2028, and we expect revenue under it to increase in the coming quarters as program work progresses, subject to the risks described in Part II, Item 1A, “Risk Factors.”

Partnerships and Commercialization

Our technology is designed to be a key enabler in certain Automotive and Non-Automotive market applications. Because our technology must be integrated into a broader solution by our customers, it is critical that we achieve design wins with these customers. The time to achieve a design win varies based on the market and application. We consider design wins to be critical to our future success, although the revenue that may be generated by each design win and the time necessary to achieve such a design win can vary significantly, making it difficult to predict our financial performance. We have unified our supply chain for the Automotive and Non-Automotive markets and leverage our Tier 1 automotive suppliers to produce products for us to sell into our Non-Automotive markets, whereas in the Automotive markets, any participation would be expected to occur through our Tier 1 partners, which may include licensing arrangements. The unified supply chain allows us to leverage the scale, efficiencies, and volume associated with supplying the Automotive market to benefit our Non-Automotive market customers.

In early 2024, we engaged LITEON as our Tier 1 manufacturing partner. LITEON manufactures Apollo™ for our Non-Automotive customers and serves as our Tier 1 partner for Automotive programs. LITEON has since established a dedicated production line for ApolloTM, which has a designed capacity of up to 60,000 units annually; however, the production capacity actually available to us depends on the availability of key components and subassemblies, including scanners, and on our order volumes, and is currently substantially lower than that designed capacity. This partnership enables us to leverage LITEON’s manufacturing expertise to produce high-quality products that meet stringent performance standards, which is a critical step towards scaling production and delivering our advanced lidar solutions to the market.

In May 2024, we announced a strategic partnership with Accelight Technologies, Inc. ("ATI") and LighTekton Co., Ltd ("LighTekton") to manufacture and distribute our products in China. By leveraging ATI's and LighTekton's extensive networks and manufacturing capabilities, we aim to accelerate our market penetration and deliver our advanced lidar solutions to a broader audience. However, recent U.S. and Chinese governmental actions affecting lidar and related technologies may limit our ability to pursue opportunities in China, as described in Part II, Item 1A, “Risk Factors.”

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

In July 2025, we launched OPTIS™, a complete physical AI solution designed to modernize legacy infrastructure and deliver actionable intelligence across diverse industries. OPTIS™ integrates our software-defined ApolloTM lidar technology with advanced computing to bridge the gap between perception and real-time action. Beyond addressing critical needs in transportation, safety, and security, OPTIS™ opens our platform to third-party partners and developers, creating an ecosystem for innovation and growth beyond automotive applications. Since launch, we’ve transitioned OPTIS™ from concept to a structured offering. Our flagship OPTIS™ deployments in California and Michigan are live at active intersections and a highway, and provide the potential for a complete traffic management solution that integrates our lidar, perception, and actuation in conjunction with our partners Flasheye, Blue-Band and Vueron.

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

During the second quarter of 2026, we partnered with MoveAWheeL to explore combining the long-range 3D object detection capabilities of Apollo™ with MoveAWheeL’s acoustic road-surface friction sensing, with the goal of providing real-time predictive road-surface friction data to improve advanced driver-assistance and autonomous driving performance in adverse weather. Evaluations are underway in select geographies; however, there can be no assurance that they will result in a commercial relationship or in commercial sales for us.

During the third quarter of 2026, we entered two new verticals that leverage the software-defined architecture of our Apollo™ sensor, which allows us to reconfigure scan pattern, range, and resolution through software to meet application-specific requirements using a common sensor platform. In space mobility, Apollo™ was selected by Lunar Outpost for its Pegasus Lunar Terrain Vehicle, which is designed to transport astronauts across the Moon’s South Pole. This subcontract provides for the development and delivery of lunar-qualified lidar flight hardware. In sports analytics, two customers selected Apollo™ to power 3D spatial sports visualization, precise measurement, and advanced data analytics for elite sports. We believe these awards extend our addressable market into space mobility and sports analytics, and further demonstrate the adaptability of our software-defined architecture to demanding operating environments. These applications are new to us, and we have limited or no prior operating experience in these markets. They may involve specialized performance, environmental, reliability, and qualification requirements and, particularly for space applications, extended development and qualification timelines. The Lunar Outpost program depends on factors outside our control, and there can be no assurance that the program will proceed as planned.  There can be no assurance that either selection will result in additional orders or commercial sales for us, or that we will be able to successfully address the technical and operational requirements of these new markets.

In aerospace and defense, our customer engagements continued to increase during the first nine months of 2026, with multiple repeat orders from existing customers and active development across multiple programs. During the third quarter of 2026, we recognized our first STRATOS™ revenue for a counter-unmanned aircraft system application, and to date, received a fifth purchase order from our lead defense customer. In addition, Section 164 of the National Defense Authorization Act for Fiscal Year 2025, which took effect on June 30, 2026, prohibits the U.S. Department of Defense from procuring or operating lidar produced in China and certain other countries, which we believe may increase demand among U.S. defense customers for lidar from U.S. and allied nation suppliers such as AEye. We are being evaluated for expanded use cases with these customers, and expect to receive additional requests for quotation in the near term. While we are encouraged by the trajectory of these engagements, there can be no assurance that they will translate into commercial sales for us.

Over the longer term, any Automotive revenue will depend on our Tier 1 partners, such as LITEON, including through potential licensing arrangements, and on those partners securing OEM program awards and scaling to high-volume production. Delays in autonomy programs by OEMs that we are currently or plan to be working with through our Tier 1 partners could result in us being unable to achieve our revenue and profitability targets in the time frame we anticipate, or at all.

Geographic Opportunities

While our commercial activities remain primarily focused in North America, we are also actively engaging with customers in EMEA and APAC. Our APAC strategy has begun to evolve through business development activities in Korea, where we have established on-the-ground support and have engaged with multiple customers across the ITS, rail, and mobility sectors. In China, our activities remain limited to evaluations supported by our partnerships with ATI and LighTekton. The China market is characterized by intense pricing pressure from local lidar manufacturers, which makes it difficult for us to compete on price, and recent governmental actions may further limit our ability to pursue opportunities there . Additional proof-of-concept activity is underway in other geographies, including Australia and Japan. There can be no assurance that any of these international engagements will result in commercial sales for us.

Gross Margin

Our gross margins will depend on numerous factors, including, among others, the selling price of our products, pricing of contracts to develop and deliver products designed to meet customer requirements, royalty rates on licenses we grant to our customers, unit volumes, product mix, component costs, personnel costs, contract manufacturing costs, overhead costs, and product features. Our gross margins have been, and may continue to be, negatively impacted by inventory write-downs.

Recently, we have primarily generated revenue through sales of our products with Non‑Automotive customers. Non‑Automotive applications typically command higher average selling prices and may carry higher gross margins than Automotive programs due to lower volume sensitivity, more specialized operating requirements, and greater willingness by customers to pay for performance differentiation. These engagements often involve customization of our product’s capabilities to address application‑specific needs, including software‑based configuration of scan patterns, region‑of‑interest tuning, advanced perception features, and other enhancements. In many cases, customers require more complex configurations or software‑enabled feature additions, which allow us greater latitude to price these solutions at a premium. As a result, customized Non‑Automotive deployments generally reflect higher contractual pricing and may contribute more favorably to gross margin relative to standard Automotive configurations. Services under our subcontract with Lunar Outpost, may carry lower or negative margins in early periods, as we incur engineering, outside services, and materials costs ahead of potential higher-margin production or follow-on business. For the three months ended September 30, 2026, our gross margin improved to (35)% from (106)% for the three months ended September 30, 2025, primarily due to a mix of product revenue, lower product costs, and lower warranty reserves reflecting lower return rates for Apollo™ and lower replacement costs. As production volumes increase, we expect product costs to continue to decline through bill-of-material reductions and manufacturing efficiencies; however, there can be no assurance that we will achieve these reductions or positive gross margins

Investment and Innovation

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

In June 2024, we introduced Apollo™, our next-generation lidar sensor. Apollo™ offers best-in-class range and resolution in a compact, power-efficient, and cost-effective form factor, making it ideal for both automotive and non-automotive applications. Apollo™ can be configured and mounted to meet a wide range of application requirements, from fixed infrastructure to mobile platforms, and behind the windshield, on the roof, or in the grille, allowing OEMs to implement essential safety features with minimal impact on vehicle design. This innovative sensor leverages our Intelligent Sensing Platform, providing a highly programmable and customizable lidar solution that can be continually enhanced via software updates. With a horizontal field of view up to 120° and long-range detection capabilities of up to one kilometer, ApolloTM is designed to support smart infrastructure, defense, logistics and vehicle safety applications.

Building on this foundation, we launched OPTIS™ in July 2025, a complete physical AI solution that extends our capabilities beyond automotive. OPTIS™ combines Apollo™ software-defined lidar with advanced computing to deliver actionable intelligence for modernizing legacy infrastructure. This platform not only addresses critical needs in transportation, safety, and security but also opens our ecosystem to third-party partners and developers, fostering innovation across industries. Since launch, OPTIS™ has moved from concept to structured offering, with initial deployments completed and new partners such as Black Sesame Technologies, Blue-Band, Flasheye, and Vueron joining our network. In addition, in January 2026, we announced STRATOS™, the next product in this family. STRATOS™ is based on the same underlying architecture as Apollo™ but offers extended detection range of up to approximately 1.5 kilometers and roughly twice the angular resolution. STRATOS™ is intended for applications that require enhanced long‑distance performance or operate at higher speeds, including certain automotive, infrastructure, defense, and industrial sensing environments. Like Apollo™, STRATOS™ leverages our software‑defined sensing approach, enabling performance updates without a hardware redesign.

We believe the software-defined nature of our architecture has increasingly been a factor in customer evaluations and selections. Because Apollo™ and STRATOS™ are built on a common software-defined platform, customers can configure range, resolution, and field of view, and enable perception features, through software rather than hardware changes, allowing a single architecture to address application-specific requirements across automotive, commercial trucking, aerospace and defense, intelligent transportation systems and other industries. We believe the combination of long-range performance and software configurability allows us to enter new markets, such as space mobility and sports analytics, without developing application-specific hardware, and to aggregate volume across markets on a common bill of materials and production line, which we believe supports lower product costs over time. There can be no assurance, however, that this differentiation will result in design wins or commercial sales for us.

We believe our financial performance is significantly dependent on our ability to maintain a technology leadership position. This is further dependent on the investments we make in research and development and our ability to commercialize our products. We believe price is becoming a critical differentiator in the marketplace and customers are favoring companies that have the infrastructure to build lower cost products at higher volumes. As customers move from evaluation to production, we are experiencing pressure to lower our average selling prices, and the production pricing expectations of certain customers are below our current pricing. If we are unable to reduce our product costs in line with these expectations, or if we must lower prices before we achieve corresponding cost reductions, our revenue and gross margins could be adversely affected. It is essential that we continually identify and respond to rapidly evolving customer requirements, develop and introduce innovative new products, enhance and service existing products, lower bill of materials, or BOM costs, industrialize the manufacturing process, and generate strong market demand for our products. If we fail to do this, our market position and revenue may be adversely affected, and our investments in that area will not be recovered.

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

For certain arrangements to develop and deliver products designed to meet customer requirements, revenue is recognized over time using a cost-to-cost measure of progress as we believe this depicts the transfer of control of the goods or services to the customer. These contracts may include engineering, system integration and software development services, together with delivery of the finished units, and any embedded software or license to intellectual property developed under the contract. As these services are integrated into the delivered product, they are accounted for together as a single performance obligation.

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

Cost of Revenue

Cost of revenue includes costs directly associated with the production of lidar units, cost of software, and support. Such costs for the products include direct materials, direct labor, indirect labor, inventory write-downs, losses on purchase commitments, warranty expense, and allocation of overhead. As we increase the volume of ApolloTM units that are manufactured, we expect the bill of materials costs to decrease over time.

Costs associated with arrangements to develop and deliver products designed to meet customer requirements include direct materials, direct labor, outside services, and allocation of overhead costs. We measure progress on these contracts using a cost-to-cost input method, based on costs incurred to date relative to estimated total costs at completion. Estimating total costs requires significant judgment, including assumptions about the engineering effort, materials and schedule needed to complete the work. Changes in estimated total costs are recognized on a cumulative catch-up basis in the period identified. Any expected loss on a contract is recognized in full when the loss becomes evident.

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

Sales and Marketing

Our sales and marketing ("S&M") efforts are focused primarily on sales, business development, and marketing programs in pursuit of revenue contracts from potential and existing customers. S&M expenses include:

•	personnel-related expenses, including salaries, benefits, bonuses, and stock-based compensation expense;
•	third-party contractor costs;
•	demonstration equipment;
•	system and tooling costs to support our sales and marketing organization, including CRM systems, marketing‑automation and lead‑generation tools, data‑analytics platforms, and other software required to manage customer pipelines and enable our go‑to‑market strategy;
•	trade shows expenses, advertising, promotion costs, website development, branding, and other public relations services; and
•	allocated personnel and overhead expenses, net.

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

We expect our G&A expenses, excluding stock-based compensation, to be more moderate going forward as we leverage the public company infrastructure we have built; however, stock-based compensation, including expense related to market-based awards, may cause G&A expenses to fluctuate from period to period.

Change in Fair Value of Convertible Note and Warrant Liabilities

The changes in fair value of the convertible note and warrant liabilities are the result of the change in fair value at each reporting date. The convertible note and warrant liabilities were recorded at fair value for each reporting period, and the changes in fair value were reported within other income (expense), net during the period. We also elected to record interest expense on the convertible note as changes in fair value. We fully repaid the 2025 Note in 2025. We expect the change in fair value of warrant liabilities to decrease as the warrant associated with the 2022 Note was cancelled, the warrant associated with the 2025 Note was exercised in full in 2025, and the Private Placement Warrants expired in August 2026.  The remaining warrant liability relates to the warrant issued in connection with the lease settlement.

Interest Income, Interest Expense and Other

Interest income and other consists primarily of interest and investment income earned on our cash, cash equivalents, and marketable securities. These amounts will vary based on our cash, cash equivalents, and marketable securities balances and market rates. Interest income and other also includes gains on sale of property and equipment. Interest expense and other consists primarily of financing costs, amortization of premiums and accretion of discounts on marketable securities, net, foreign exchange gains and losses and interest accrued on arbitration award balances.

Results of Operations

Comparison of the three months ended September 30, 2026 and 2025

The results of operations presented below should be reviewed in conjunction with the condensed consolidated financial statements and notes included elsewhere in this report. The following table sets forth our consolidated results of operations data for the three months ended September 30, 2026 and 2025 (in thousands, except for percentages):

	Three months ended September 30,		Change	Change
	2026	2025	$	%
Revenue	$506	$50	$456	912%
Cost of revenue	684	103	581	564%
Gross loss	(178)	(53)	(125)	(236)%
Research and development	4,618	3,061	1,557	51%
Sales and marketing	1,237	631	606	96%
General and administrative	5,261	4,080	1,181	29%
Total operating expenses	11,116	7,772	3,344	43%
Loss from operations	(11,294)	(7,825)	(3,469)	(44)%
Change in fair value of convertible note and warrant liabilities	75	(2,210)	2,285	(103)%
Interest income and other	546	650	(104)	(16)%
Interest expense and other	(571)	55	(626)	NM
Total other income (expense), net	50	(1,505)	1,555	(103)%
Loss before income tax	(11,244)	(9,330)	(1,914)	(21)%
Provision for income tax	—	—	—	—%
Net loss	$(11,244)	$(9,330)	$(1,914)	(21)%

NM - Not meaningful

Revenue

Revenues increased by $456, or 912%, to $506 for the three months ended September 30, 2026, from $50 for the three months ended September 30, 2025. This increase is primarily due to the higher volume of ApolloTM lidar units sold and higher revenues from contracts to develop and deliver products designed to meet customer requirements, which are recognized over time.

Cost of Revenue

Cost of revenue increased by $581, or 564%, to $684 for the three months ended September 30, 2026, from $103 for the three months ended September 30, 2025. This increase was primarily due to the higher volume of product sales and costs to satisfy performance obligations for contracts to develop and deliver products designed to meet customer requirements in the current quarter.

Operating Expenses

Research and Development

Research and development expenses increased by $1,557, or 51%, to $4,618 for the three months ended September 30, 2026, from $3,061 for the three months ended September 30, 2025. This increase was primarily driven by an increase in personnel costs, net of allocations, of $439, increased stock-based compensation of $158, increased fees paid for third party development work of $406, increased engineering parts, lab equipment and other research and development expenses of $426, and higher allocated information technology and facilities expense of $122.

Sales and Marketing

Sales and marketing expenses increased by $606, or 96%, to $1,237 for the three months ended September 30, 2026, from $631 for the three months ended September 30, 2025. This increase was primarily driven by increases in personnel costs, including allocations, of $109, stock-based compensation of $206, and increased travel, marketing, trade show and consultant expenses of $195 as we continue to invest in sales and marketing activities to build brand awareness and expand our commercial pipeline.

General and Administrative

General and administrative expenses increased by $1,181, or 29%, to $5,261 for the three months ended September 30, 2026, from $4,080 for the three months ended September 30, 2025. This increase was primarily driven by higher stock-based compensation of $1,794, partially offset by decreases in accounting, legal, and professional fees of $175, and a decrease in rent expense of $538, primarily due to a lease settlement expense recorded in the three months ended September 30, 2025.

Change in Fair Value of Convertible Note and Warrant Liabilities

Change in fair value of convertible note and warrant liabilities decreased by $2,285 to a gain of $75 for the three months ended September 30, 2026, from an expense of  $2,210 for the three months ended September 30, 2025. This favorable change was primarily due to the change in fair value of the 2025 Note and warrants related to the 2025 Note and 2022 Note, which were fully settled or cancelled in 2025.

Interest Income and Other

Interest income and other decreased by $104, or 16%, to $546 for the three months ended September 30, 2026, from $650 for the three months ended September 30, 2025. This decrease was primarily due to lower interest earned on our cash, cash equivalents, and marketable securities in the current period.

Interest Expense and Other

Interest expense and other increased by $626, to a net expense of $571 for the three months ended September 30, 2026, from a net income of $55 for the three months ended September 30, 2025. This increase was primarily due to increased costs related to financing arrangements of $395 and interest accrued on the arbitration award balance of $270 in the current quarter.

Net Loss

Net loss increased by $1,914, or 21%, to $11,244 for the three months ended September 30, 2026, from $9,330 for the three months ended September 30, 2025. This increase was primarily due to higher stock-based compensation, increased personnel costs, and higher third-party research and development work, partially offset by a favorable change in fair value of convertible note and warrant liabilities.

Comparison of the nine months ended September 30, 2026 and 2025

The results of operations presented below should be reviewed in conjunction with the condensed consolidated financial statements and notes included elsewhere in this report. The following table sets forth our consolidated results of operations data for the nine months ended September 30, 2026 and 2025 (in thousands, except for percentages):

	Nine months ended September 30,		Change	Change
	2026	2025	$	%
Revenue	$809	$136	$673	495%
Cost of revenue	1,248	307	941	307%
Gross loss	(439)	(171)	(268)	(157)%
Research and development	13,126	10,221	2,905	28%
Sales and marketing	3,370	1,615	1,755	109%
General and administrative	14,143	11,323	2,820	25%
Total operating expenses	30,639	23,159	7,480	32%
Loss from operations	(31,078)	(23,330)	(7,748)	(33)%
Change in fair value of convertible note and warrant liabilities	224	(2,123)	2,347	(111)%
Interest income and other	1,782	1,257	525	42%
Interest expense and other	(537)	(2,418)	1,881	78%
Total other income (expense), net	1,469	(3,284)	4,753	(145)%
Loss before income tax	(29,609)	(26,614)	(2,995)	(11)%
Provision for income tax	2	2	—	—%
Net loss	$(29,611)	$(26,616)	$(2,995)	(11)%

Revenue

Revenues increased by $673, or 495%, to $809 for the nine months ended September 30, 2026, from $136 for the nine months ended September 30, 2025. This increase is primarily due to higher volume of ApolloTM lidar units sold and higher revenues from contracts to develop and deliver products designed to meet customer requirements, which are recognized over time.

Cost of Revenue

Cost of revenue increased by $941, or 307%, to $1,248 for the nine months ended September 30, 2026, from $307 for the nine months ended September 30, 2025. This increase was primarily due to higher volumes of product sales and costs to satisfy performance obligations for contracts to develop and deliver products designed to meet customer requirements during the nine month period.

Operating Expenses

Research and Development

Research and development expenses increased by $2,905, or 28%, to $13,126 for the nine months ended September 30, 2026, from $10,221 for the nine months ended September 30, 2025. This increase was primarily driven by an increase in personnel costs, net of allocations, of $1,283. The increase was also related to increased fees paid for third-party development work of $753, increased engineering parts and lab equipment of $477, higher other research and development expenses of $422, and higher allocated information technology and facilities expense of $267. These increases were partially offset by a decrease in stock-based compensation expense, net of allocations, of $338.

Sales and Marketing

Sales and marketing expenses increased by $1,755, or 109% to $3,370 for the nine months ended September 30, 2026, from $1,615 for the nine months ended September 30, 2025. This increase was primarily driven by increases in personnel costs, net of allocations, of $627, increased stock-based compensation of $202, and increased travel, marketing, trade show and consultant expenses of $705 as we continue to invest in sales and marketing activities to build brand awareness and expand our commercial pipeline.

General and Administrative

General and administrative expenses increased by $2,820, or 25%, to $14,143 for the nine months ended September 30, 2026, from $11,323 for the nine months ended September 30, 2025. This increase was primarily driven by the absence in the current period of a net gain of $1,014 which was recorded as a reduction of general and administrative expense upon settlement of a lease dispute during the nine months ended September 30, 2025. The increase was also due to higher stock-based compensation of $2,594, partially offset by decreases in professional fees and stock related costs of $589, and insurance expense of $125.

Change in Fair Value of Convertible Note and Warrant Liabilities

Change in fair value of convertible note and warrant liabilities changed favorably by $2,347 to a net income of $224 for the nine months ended September 30, 2026, from an expense of $2,123 for the nine months ended September 30, 2025. This change was primarily due to the change in fair value of the 2025 Note and warrants related to the 2025 Note and 2022 Note, which were fully settled or cancelled in 2025.

Interest Income and Other

Interest income and other increased by $525, or 42%, to $1,782 for the nine months ended September 30, 2026, from $1,257 for the nine months ended September 30, 2025. This increase was primarily due to higher interest earned on our cash, cash equivalents, and marketable securities in the current period.

Interest Expense and Other

Interest expense and other decreased by $1,881, to $537 for the nine months ended September 30, 2026, from $2,418 for the nine months ended September 30, 2025. This decrease was primarily due to a decrease in costs related to financing arrangements of $1,698 and lower foreign exchange losses (gains), net, of $414, partially offset by an increase in interest accrued on the arbitration award balance due of $270.

Net Loss

Net loss increased by $2,995, or 11%, to $29,611 for the nine months ended September 30, 2026, from $26,616 for the nine months ended September 30, 2025.  The increase is primarily due to higher  personnel costs and stock-based compensation, increased engineering spend and higher business development and marketing activities,  partially offset by a decrease in the change in fair value of convertible note and warrant liabilities. The increase also reflects the absence in the current period of the net gain recorded in the prior-year period upon settlement of a lease dispute.

Liquidity and Capital Resources

Sources of Liquidity

Our capital requirements will depend on many factors, including, but not exclusively, sales volume and timing of revenue, the timing of design wins and production orders from Non-Automotive customers and, over the longer term, Automotive programs through our Tier 1 partners, our ability to effectively and efficiently manage our expenses, the timing and extent of spending to support R&D efforts, how quickly we can commercialize our products, and the market adoption of new and enhanced products and features. To date, our principal sources of liquidity have been the proceeds received from the issuance of equity and convertible notes.

Shelf Registration

On September 26, 2023, the U.S. Securities and Exchange Commission ("SEC") declared our Registration Statement on Form S-3 effective (the "Shelf"), which allows us to raise up to $200.0 million in capital over the following three years. The use of the Shelf was subject to a limitation of one-third of our public float in any rolling twelve-month period, when our public float was below $75.0 million. Since the Shelf was established, we used the Shelf to register the shares sold in the May 29, 2024 Registered Direct Offering and the September 12, 2024 A.G.P. Transaction, both of which are further described below. The Shelf expired in September 2026.

On September 15, 2026, the SEC declared our Registration Statement on Form S-3 effective (the "2026 Shelf") which allows us to raise up to $200.0 million through the issuance of our common stock, preferred stock, debt securities, warrants, rights, and units, in one or more offerings. We used the 2026 Shelf to register shares to be sold under the 2026 ATM Agreement with A.G.P., which we entered into on September 15, 2026, as further described below.

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

New Circle Transaction

On July 25, 2024, we entered into a Stock Purchase Agreement with New Circle Principal Investments LLC, or New Circle, pursuant to which we had the right, but not the obligation, to sell to New Circle, and New Circle was obligated to purchase, up to $50,000 of our common stock. Such sales of common stock by us, if any, may occur from time to time at our sole discretion, over a 36-month period. In December 2025, we terminated the agreement with New Circle. The termination was part of our broader effort to simplify our capital structure and reduce the number of outstanding financing instruments, while consolidating our equity financing capacity under our existing at‑the‑market facility, which we believe provides more operational flexibility and alignment with our long‑term capital strategy. In total, we issued 8,980,713 shares of our common stock to New Circle under the agreement for gross proceeds totaling $27,754.

A.G.P. Transaction

On September 12, 2024, we entered into an At Market Issuance Sales Agreement (the “Prior ATM Agreement”) with Alliance Global Partners, or A.G.P., pursuant to which we may issue and sell through A.G.P., up to $2,600 of our common stock from time to time through an "at-the-market" equity offering program. In December 2025, we increased the aggregate amount available under the Prior ATM Agreement to $125,000, following multiple prior increases since the original agreement was entered into. Such sales of common stock by us, if any, may occur from time to time at our sole discretion, over a 36-month period. The Prior ATM Agreement was terminated on September 15, 2026, simultaneously with our entry into the 2026 ATM Agreement described below.  Prior to its termination, we sold 24,070,541 shares for gross proceeds totaling $70,412.

On September 15, 2026, we entered into the 2026 ATM Agreement with A.G.P. Terms under the 2026 ATM Agreement are similar to those of the Prior ATM Agreement, where we may offer and sell from time to time through A.G.P., acting as sales agent, our common stock having an aggregate value offering of up to $50,000 over a period of 36 months. No sales were made under the 2026 ATM Agreement as of September 30, 2026.

2025 Convertible Note

In January 2025, we entered into a Securities Purchase Agreement to finance an aggregate principal amount of up to $3,240 with a certain institutional investor and issued (i) a senior unsecured convertible promissory note for an aggregate purchase price of $3,000 and (ii) a warrant to purchase up to 805,263 shares of our common stock. The 2025 Note, subject to an original issue discount of 7.4%, had a term of eighteen months and accrued interest at the rate of 7.0% per annum. The 2025 Note was convertible into Common Stock, at a per share conversion price equal to $2.22, subject to adjustments noted in the 2025 Note. The Warrant had an exercise price of $2.22 and was exercisable after the six-month-and-one-day anniversary of its issuance (the “Initial Exercisability Date”) for four years following the Initial Exercisability Date. These warrants were exercised in full on July 28, 2025. During the year ended December 31, 2025, we made cash payments of $989. Additionally, $2,591 in aggregate principal and interest were converted into 2,405,573 shares of common stock. The 2025 Note was fully paid in 2025.

Until we are able to generate sufficient revenue from the sale of our products to cover operating expenses, working capital, and capital expenditures, we expect the funds raised in the transactions described earlier, and other potential sources of capital, to be sufficient to fund our near-term cash needs. If we are required to raise additional funds by issuing equity securities, dilution to stockholders will result. Any debt securities issued may also have rights, preferences, and privileges senior to those of holders of our common stock. The terms of debt securities or borrowings could impose significant restrictions on our operations. We may also be unable to raise additional capital through the sale of securities and debt financing, or to do so on terms that are favorable to us, particularly given the current capital market and overall macroeconomic conditions.

For the nine months ended September 30, 2026 and 2025, we had a net loss of $29,611 and $26,616, respectively. We expect that our expenses will continue to exceed our operating income and, as a result, we may need additional capital resources to fund our operations. We believe we currently have sufficient financial resources to fund our operating expenses, working capital, and capital expenditure requirements for a period of at least twelve months from the date of this Quarterly Report on Form 10-Q. Our plans for the use of cash in the long term (beyond twelve months from this Quarterly Report on Form 10-Q) are primarily related to funding operating expenses to support the continued development and commercialization of our products. For additional information regarding our cash requirements from contractual obligations, see Note 16 to the Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report on Form 10-Q.

Cash Flow Summary

	Nine months ended September 30,
	2026	2025
	(in thousands)
Net cash provided by (used in):
Operating activities	$(23,890)	$(20,247)
Investing activities	$(6,759)	$(29,167)
Financing activities	$1,012	$82,183

Operating Activities

For the nine months ended September 30, 2026, net cash used in operating activities was $23,890. Factors affecting operating cash flows during this period were net loss of $29,611, partially offset by stock-based compensation of $7,216, costs of Common Stock Purchase Agreements of $647 and noncash lease expense relating to operating lease right-of-use assets of $313. Within operating activities, the net changes in operating assets and liabilities were cash used of $2,326, primarily driven by increases in accounts receivable, net, of $892 and inventory, net of $1,432, and decreases in accrued expenses and other liabilities, and operating lease liabilities of $627, and $323, respectively. Cash used was offset by cash provided by a decrease in prepaid and other current assets of $314 and increases in accounts payable and contract liabilities of $128 and $426, respectively.

For the nine months ended September 30, 2025, net cash used in operating activities was $20,247. Factors affecting operating cash flows during this period were a net loss of $26,616, a gain on termination of an operating lease, net, of $1,014, partially offset by stock-based compensation of $4,732, change in fair value of convertible notes and warrant liabilities of $2,123, debt issuance costs of $2,020, and costs of Common Stock Purchase Agreements of $325. Within operating activities, the net changes in operating assets and liabilities were cash used of $1,869, primarily driven by decreases in accrued expenses and other liabilities and operating lease liabilities of $804 and $1,574, respectively. Cash used was offset by cash provided by decreases in prepaid and other current assets and other noncurrent assets of $92 and $187, respectively, and an increase in accounts payable of $800.

Investing Activities

For the nine months ended September 30, 2026, net cash used in investing activities was $6,759. The primary factors affecting net cash used in investing activities during this period were purchases of marketable securities of $36,626 and property and equipment of $333. The cash outflow was partially offset by proceeds from the redemptions and maturities of marketable securities of $30,200.

For the nine months ended September 30, 2025, net cash used in investing activities was $29,167. The primary factors affecting net cash used in investing activities during the period were the purchases of marketable securities of $44,989 partially offset by redemptions and maturities of marketable securities of $15,874.

Financing Activities

For the nine months ended September 30, 2026, net cash provided by financing activities was $1,012. The primary factors affecting financing cash flows during this period were proceeds from the issuance of common stock under the Common Stock Purchase Agreements of $1,977 and through the Employee Stock Purchase Plan of $109, partially offset by taxes paid on net settlement of equity awards of $690 and payments of stock issuance costs related to Common Stock Purchase Agreements of $384.

For the nine months ended September 30, 2025, net cash provided by financing activities was $82,183. The primary factors affecting financing cash flows during this period were proceeds from Common Stock Purchase Agreements of $80,988 and from the issuance of a convertible note of $2,950, and proceeds from the exercise of warrants of $1,788, partially offset by payments on convertible note of $989, payments of debt issuance costs of $658, taxes paid on net settlement of equity awards of $499, and payments of stock issuance costs related to Common Stock Purchase Agreements of $1,449.

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

During the nine months ended September 30, 2026, other than as described below, there were no significant changes in our critical accounting estimates as compared to those previously disclosed in “Critical Accounting Policies and Estimates” in “Management's Discussion and Analysis of Financial Condition and Results of Operations” included in our 2025 Annual Report on Form 10-K. Beginning in the third quarter of 2026, we recognize revenue under our subcontract with Lunar Outpost over time using a cost-to-cost input method, which we believe faithfully depicts the transfer of control of the goods or services to the customer.  This method requires us to estimate total contract costs. Changes in these estimates are recognized on a cumulative catch-up basis, and if estimated total contract costs were to exceed the transaction price, the expected loss would be recognized in full in the period in which the loss becomes evident.

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

Interest Rate Risk

As of September 30, 2026, we had cash, cash equivalents, and marketable securities of $63,098, which consisted primarily of deposits in our bank accounts, money market funds, and marketable securities. Such interest-earning instruments carry a degree of interest rate risk. Our investment policy is focused on the preservation of capital and supporting our liquidity needs. We invest in highly rated securities, while limiting the amount of credit exposure to any one issuer other than the U.S. government. A hypothetical 100 basis point change in interest rates would not have a material impact on our financial condition or results of operations due to the short-term nature of our cash, cash equivalents and marketable securities. For information on the composition of our cash, cash equivalents, and marketable securities by instrument type and fair value level, refer to Note 2 to the Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report on Form 10-Q.

Credit Risk

Our concentration of credit risk is determined by evaluating each customer and each vendor that accounts for more than 10% of our accounts receivable and accounts payable, respectively. As of September 30, 2026, there was one customer accounting for 10% or more of our accounts receivable and one vendor accounting for 10% or more of our accounts payable.

We perform credit evaluations as needed and generally do not require collateral for our customers. We analyze accounts receivable, historical percentages of uncollectible accounts, and changes in payment history when evaluating the adequacy of the allowance for doubtful accounts for potential credit losses on customers’ accounts. For the nine months ended September 30, 2026 and 2025, we had write-offs of $0 and $2, respectively, and recorded a provision for expected credit losses of $0 and $2, respectively.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have evaluated the effectiveness of our disclosure controls and procedures as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of September 30, 2026. Based on this evaluation, our principal executive officer and principal financial officer have concluded that these disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2026.

Management’s Report on Internal Control Over Financial Reporting

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarterly period ended September 30, 2026 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1. Legal Proceedings

From time to time, we may become involved in actions, claims, suits, and other legal proceedings arising in the ordinary course of our business, including assertions by third parties relating to intellectual property infringement, breaches of contract or warranties, stockholder litigation, or employment-related matters. We are not currently a party to any actions, claims, suits, or other legal proceedings, the outcome of which, if determined adversely to us, would individually or in the aggregate have a material effect on our business, financial condition, and results of operations. For a description of developments to legal proceedings during the three months ended September 30, 2026, see Note 16, “Commitments and Contingencies” to our condensed consolidated financial statements.

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

Summary of Risk Factors

As noted above, our business is subject to numerous risks and uncertainties, including those highlighted in this “Risk Factors” section, that represent challenges that we face in connection with the successful implementation of our strategy and growth of our business. The occurrence of one or more of the events or circumstances described in this “Risk Factors” section, alone or in combination with other events or circumstances, may have an adverse effect on our business, financial condition, results of operations, and prospects. Such risks include, but are not limited to:

•	We are an early-stage company with a history of losses and we expect to incur significant expenses and continuing losses for at least the next several years.

•

Substantially all of our current revenue, and the revenue we expect to generate for at least the next several years, is derived from Non-Automotive markets, which are at an early stage of lidar adoption and are characterized by small initial orders, lengthy evaluation cycles, customer and program concentration, and reliance on channel and ecosystem partners; we expect Automotive markets to represent a smaller portion of our revenue than Non-Automotive markets for the foreseeable future.

•

If our deterministic artificial intelligence-driven sensing system is not selected for inclusion in ADAS by any automotive OEMs or their suppliers, our business will be materially and adversely affected.

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

•

Our common stock has recently traded below the $1.00 per share minimum bid price required for continued listing on The Nasdaq Capital Market. If we are unable to maintain compliance with Nasdaq’s continued listing requirements, our common stock could be delisted, which would adversely affect its liquidity and market price and our ability to raise capital.

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

•

Our subcontract with Lunar Outpost to supply lidar for the NASA Lunar Terrain Vehicle Services program exposes us to risks that are new to us, including demanding space-qualification requirements and extended timelines, milestones tied to NASA certification events that we do not control, dependence on Lunar Outpost’s performance under its prime contract and on continued NASA funding, and multi-year commitments that limit how we may commercialize the resulting technology.

•

The complexity of our products could result in unforeseen delays or expenses from undetected defects, errors, or reliability issues in our hardware or software which could reduce the market adoption of our products, damage our reputation with current or prospective customers, and expose us to product liability and other claims, thereby adversely affecting our operating costs.

•	Stockholder activism has caused us to incur significant additional expense, disrupted our business, and resulted in a proxy contest, all of which could negatively impact our stock price.

Risk Factors Relating to Our Business and Industry

We are an early-stage company with a history of losses and we expect to incur significant expenses and continuing losses for at least the next several years.

We have incurred net losses in each year since our inception. In the nine months ended September 30, 2026 and 2025, we incurred net losses of approximately $29.6 million and $26.6 million, respectively. We expect that we will continue to incur significant losses through at least the next several years as we:

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

As of September 30, 2026, we had an accumulated deficit of approximately $436.7 million. Even if we are able to increase sales or licensing of our products, there can be no assurance that we will be commercially successful. Since we will incur the costs and expenses from these efforts prior to receiving incremental revenues with respect thereto, our losses in future periods may be significant. In the past, design wins, the first step towards commercialization with a particular OEM, have taken longer than originally expected. Similarly, in the Non-Automotive market, a proof-of-concept, or POC, which usually occurs prior to the placement of a commercial order, is taking longer than expected, sometimes 12 months or more. Such delays, including delays that may occur in the future, will impact the timing of our revenue. If our products do not achieve sufficient market acceptance, we will not become profitable. If we fail to become profitable, or if we are unable to fund our continuing losses, we may be unable to continue our business operations. There can be no assurance that we will ever achieve or sustain profitability.

Substantially all of our current revenue, and the revenue we expect to generate for at least the next several years, is derived from Non-Automotive markets, which are at an early stage of lidar adoption and are characterized by small initial orders, lengthy evaluation cycles, customer and program concentration, and reliance on channel and ecosystem partners; we expect Automotive markets to represent a smaller portion of our revenue than Non-Automotive markets for the foreseeable future.

Although our Automotive strategy, including our relationships with LITEON and NVIDIA, remains an important part of our long-term plans, the Automotive market is characterized by extended development cycles, and we do not expect meaningful revenue from the Automotive market for the foreseeable future. Substantially all of our revenue for the nine months ended September 30, 2026 was derived from Non-Automotive markets, including aerospace and defense, transportation infrastructure, security, and space mobility, and we expect Non-Automotive markets, including sales of our Apollo™, OPTIS™, and STRATOS™ products, to represent substantially all of our revenue for at least the next several years. As a result, our near-term results of operations, and our ability to demonstrate commercial traction to investors, customers, and partners, depend predominantly on our success in Non-Automotive markets, and many of the risks described in this “Risk Factors” section that are framed in terms of the Automotive market apply with equal or greater force to our Non-Automotive business.

Our Non-Automotive revenue to date has consisted primarily of proof-of-concept deployments, initial and repeat orders in relatively small quantities, and development and supply contracts, and is concentrated among a small number of customers and programs, such that the timing of any single order, shipment, or program milestone can cause significant fluctuations in our quarterly revenue. Many of our Non-Automotive customers are still evaluating lidar, and proof-of-concept and development engagements have frequently taken longer than we expected and may never result in production orders. We also rely on system integrators, distributors, software and perception partners, and other intermediaries to reach and support Non-Automotive customers, and on the willingness of those partners to invest in solutions that incorporate our products. In addition, many of the Non-Automotive markets we are targeting are themselves nascent, highly fragmented, or subject to industry-specific certification, domestic-content, and procurement requirements with which we have limited experience. If demand in Non-Automotive markets does not develop as we expect, if we are unable to convert evaluations into production orders, if we lose one or more significant customers or programs, or if the shift in our commercial focus away from near-term Automotive opportunities causes us to forgo or lose opportunities in that market, our business, results of operations, financial condition, and prospects could be materially and adversely affected.

Our business model for the Automotive market substantially relies on us maintaining a relationship with one or more Tier 1 automotive suppliers; our business could be materially and adversely affected if we are unable to establish or maintain a relationship with one or more Tier 1 automotive suppliers, or even if we establish and maintain a relationship with one or more Tier 1 automotive suppliers, if such Tier 1 automotive suppliers are unable to obtain a sufficient number of design wins and enter into definitive agreements or other commercial arrangements with automotive OEMs with respect to such design wins.

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

We may need to raise additional capital either by issuing equity, debt, or a combination of the two, in order to respond to market timing delays, technological advancements, competition, competitive technologies, customer demands, business opportunities, other challenges, potential acquisitions, unforeseen circumstances, or other reasons. In order to further business relationships with current or potential customers or partners, we may issue equity or equity-linked securities to such customers or partners. Despite the need for additional capital, we may not be able to timely secure additional debt or equity financing on favorable terms, or at all, especially given current market conditions where raising additional capital has proven particularly challenging. Volatility in the capital markets, including as a result of inflation, changes in interest rates, tariffs and other trade actions, and geopolitical conflicts, as well as the recent decline in the market price of our common stock and the potential “baby shelf” limitations described below, may further limit the amount of capital we are able to raise and the terms on which we are able to raise it. If we raise additional capital through the issuance of equity or convertible debt or other equity-linked securities or if we issue equity or equity-linked securities to current or potential customers to further our business relationships, our existing stockholders would likely experience dilution, which may be significant. Any debt financing obtained by us in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital or to pursue business opportunities, including potential acquisitions. If we are unable to obtain adequate financing or financing on terms satisfactory to us, when we require it, our ability to continue to support our business and to respond to business challenges could be significantly limited.

Our ability to sell securities under our shelf registration statement may become subject to the “baby shelf” limitations of Form S-3 if our public float is below $75.0 million when we file our Annual Report on Form 10-K for 2026, and if we lose eligibility to use Form S-3, our ability to access the capital markets and fund our operations could be materially impaired.

Our ability to raise capital efficiently depends substantially on maintaining an effective shelf registration statement on Form S-3. On September 15, 2026, the SEC declared effective our replacement shelf registration statement on Form S-3, which registers up to $200.0 million of our common stock, preferred stock, debt securities, warrants, rights, and units, and on the same date we entered into a new At Market Issuance Sales Agreement with A.G.P. (the “2026 ATM Agreement”) under which we may sell up to $50.0 million of our common stock from time to time. Our prior shelf registration statement expired in September 2026. Because the aggregate market value of our common stock held by non-affiliates, or public float, was at least $75.0 million when we filed the 2026 Shelf, we are currently eligible to sell securities under the 2026 Shelf, including under the 2026 ATM Agreement, without regard to the limitations of General Instruction I.B.6 of Form S-3, commonly known as the “baby shelf” rules, which otherwise limit a registrant with a public float of less than $75.0 million to primary sales under a shelf registration statement of no more than one-third of its public float in any twelve-month period. Our eligibility to use Form S-3 must be re-determined, however, when we file our Annual Report on Form 10-K for the year ending December 31, 2026, which will serve as the update to the 2026 Shelf required by Section 10(a)(3) of the Securities Act. Based on the recent market price of our common stock and the number of shares held by non-affiliates, our public float is currently below $75.0 million, and if it remains below that level as of a date within 60 days before we file that Annual Report, the baby shelf rules would thereafter limit the amount of securities we may sell in new offerings under the 2026 Shelf until our public float again equals or exceeds $75.0 million. Although the staff of the SEC has indicated that it would not object if an issuer in these circumstances continues to sell the full amount of securities covered by an at-the-market prospectus supplement filed before its Section 10(a)(3) update, there can be no assurance that this position will remain available to us, and the amount of capital we may raise under the 2026 ATM Agreement will in any event be constrained by the trading price and trading volume of our common stock. In addition, our continued eligibility to use Form S-3 depends on, among other things, our timely filing of all reports required under the Exchange Act during the preceding twelve months and the continued listing of our common stock on a national securities exchange.

If we are unable to use the 2026 Shelf, including because we cease to satisfy the eligibility requirements for the use of Form S-3, if we are required to register securities on Form S-1, or if the baby shelf rules limit the amount of securities we may sell in new offerings under the 2026 Shelf, we may be unable to raise capital on a timely basis or on acceptable terms, may be required to use more costly or dilutive alternatives, and may need to delay or curtail planned investments. Any of these outcomes could have a material adverse effect on our business, results of operations, financial condition, and prospects.

Any restructuring actions and cost reduction initiatives that we undertook, or may undertake in the future, may not deliver the results we expect, and these actions may adversely affect our business.

Since 2023, we have implemented multiple restructuring actions aimed at reducing fixed operating costs and focusing the organization on commercialization, initially of our automotive products and, more recently, of our Non-Automotive products, including the elimination of our then-existing internal sales and marketing teams. Our capital-light business model allows us to leverage one or more Tier 1 partners and their manufacturing capabilities, supply chains, and OEM relationships to bring our products to market. In our Non-Automotive markets, including for our OPTIS™ platform, we may also seek to leverage the sales channels, customer relationships, and integration capabilities of our software, perception, and ecosystem partners to expand market reach. These restructurings could result in disruptions to our operations and adversely affect our business and our ability to maintain or obtain additional Tier 1 partners. For example, we are actively working with our current Tier 1 partner to pursue available opportunities and if our restructuring actions impede our ability to win these awards, this could materially impact our business. In addition, we cannot be sure that these cost reduction initiatives will be successful in reducing our overall expenses to the extent anticipated, or that unexpected costs will not offset any such reductions or related initiatives. If our operating costs are higher than we expect, or if we do not maintain adequate control of our costs and expenses, our operating results could be materially and adversely affected.

Our financial results could vary significantly from quarter to quarter and are difficult to predict, particularly in light of the current economic environment, which in turn could cause volatility in our stock price.

Our quarterly results of operations have fluctuated in the past and may vary significantly in the future. As such, historical comparisons of our operating results may not be meaningful. In particular, our sales in any given quarter can fluctuate based on the timing and success of our customers’ proof of concept and development projects. Accordingly, the results of any one quarter should not be relied upon as an indication of future performance. We base our current and future expense levels on our internal operating plans and sales forecasts, and our operating costs are, to a large extent, fixed. As a result, we may not be able to reduce our costs sufficiently to compensate for an unexpected shortfall in revenues, and even a small shortfall in revenues could disproportionately and adversely affect financial results for that quarter. This was particularly true for 2023, as we implemented significant cost-reduction measures making it more difficult for us to further reduce our operating expenses without a material adverse impact on our prospects in future periods. We have incurred, and may continue to incur significant or unanticipated expenses related to long-lived asset impairments, inventory write-downs, and one-time termination benefits to restructure our business. For example, in 2023, we impaired $9.9 million of long-lived assets, wrote down $8.6 million of inventory and other current assets, and incurred $3.3 million of one-time termination benefit costs, primarily relating to our decision to wind down our legacy Non-Automotive product line as part of our effort to reduce fixed operating costs, focus operations, simplify supply chains, and streamline manufacturing.

Our quarterly financial results may fluctuate as a result of a variety of factors, many of which are outside of our control and may not fully reflect the underlying performance of our business. These fluctuations could adversely affect our ability to meet our expectations or those of securities analysts, ratings agencies, or investors. If we do not meet these expectations for any period, the value of our business and our securities could decline significantly. In addition, we have begun to provide revenue guidance, and we may not achieve the results we project. Our guidance is based on assumptions regarding, among other things, the timing of customer orders and deliveries and the progress of program milestones, including under our subcontract with Lunar Outpost, many of which are outside our control. If our results fall below our guidance or the expectations of securities analysts or investors, the market price of our common stock could decline significantly.

Factors that may cause these quarterly fluctuations include, without limitation:

•	the timing and magnitude of orders and shipments of our products in any quarter;

•	decreases in pricing we may adopt to drive market adoption or in response to competitive pressure;

•	our ability to retain our existing customers and strategic partners and attract new customers and strategic partners;

•	our ability to develop, introduce, manufacture, and ship, in a timely manner, products that meet customer requirements and expectations;

•	disruptions in our sales channels or termination of our relationships with important channel partners;

•	delays in customers’ purchasing cycles or deferments of customers’ purchases in anticipation of new products or updates from us or our competitors;

•	the timing of charges related to impairments of long-lived assets;

•	non-routine write-downs of inventory;

•	one-time termination benefits and other restructuring costs;

•	fluctuations in demand for our products;

•	the mix of products sold or licensed by us in any given quarter;

•	the duration or worsening of the military conflicts in Iran, Ukraine, and elsewhere in the Middle East, and the time it will take for the economy to recover from such impact;

•	changing international trade policies, including the imposition or modification of tariffs, increasing trade tensions, and the implementation of potential trade restrictions;

•	the timing and rate of broader market adoption of ADAS or autonomous systems utilizing our solutions across the Automotive and other market sectors;

•	the timing and scale of the market acceptance of lidar generally;

•	further technological advancements by our competitors and other market participants;

•	the ability of our customers and strategic partners to commercialize systems that incorporate our products;

•	any change in the competitive dynamics of our markets, including consolidation of competitors, regulatory developments, and new market entrants;

•	our ability to effectively manage or outsource management of our inventory;

•	changes in the source, cost, availability of, and regulations pertaining to components and materials we use in our products;

•

inflation and increases in the cost of components, labor, logistics, and third-party services, including as a result of demand for components from data center and artificial intelligence infrastructure customers;

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

The market price and trading volume of our common stock may be volatile and could decline significantly, including for matters related to Nasdaq listing standards, and if we fail to regain and maintain compliance with Nasdaq’s minimum bid price requirement, our common stock could be delisted.

The stock markets, including Nasdaq on which we list our shares of common stock, have from time to time experienced significant price and volume fluctuations. Even if an active, liquid, and orderly trading market develops and is sustained for our common stock, the market price of our common stock may continue to be volatile and could decline significantly. As previously disclosed, on January 20, 2023, we received notice from Nasdaq that we were no longer in compliance with the $1.00 per share minimum bid price requirement for continued listing on Nasdaq. To ensure compliance with the minimum bid price requirement by January 16, 2024, we held a special meeting of stockholders on December 12, 2023, to consider and authorize our Board to effect a reverse stock split. Thereafter, the Board resolved to effect a reverse stock split of our issued common stock at a ratio of one-for-thirty (the "Reverse Stock Split"), and pursuant to that resolution, on December 26, 2023, we caused a Certificate of Amendment to our Second Amended and Restated Certificate of Incorporation, as amended, to be filed with the Secretary of State of the State of Delaware. The Reverse Stock Split became effective upon the filing of the Certificate and our common stock began trading on a split-adjusted basis on The Nasdaq Capital Market at the opening of trading on December 27, 2023. Companies that implement a reverse stock split often see a materially negative impact on their stock price.

As previously disclosed, on March 11, 2025, we received notice from Nasdaq that we were no longer in compliance with the $1.00 per share minimum bid price requirement for continued listing on Nasdaq. On July 30, 2025, however, Nasdaq notified us that we had regained compliance with the requirement and that the matter was now closed. There can be no assurance that we will be able to maintain compliance with Nasdaq’s continued listing requirements in the future. If the closing bid price of our common stock remains below $1.00 per share for 30 consecutive business days, we expect to receive a notice from Nasdaq that we are not in compliance with the minimum bid price requirement under Nasdaq Listing Rule 5550(a)(2). Although Nasdaq rules generally provide a 180-calendar-day period to regain compliance, which may be extended for a second 180-day period if we meet the other initial listing standards for The Nasdaq Capital Market (other than the bid price requirement) and notify Nasdaq of our intention to cure the deficiency, including, if necessary, by effecting a reverse stock split, there can be no assurance that we would regain compliance within those periods or at all. Any reverse stock split would require stockholder approval, which we may not obtain, and may not have the intended effect of sustainably increasing the market price of our common stock; if we were to effect a reverse stock split and the bid price of our common stock subsequently fell below $1.00 per share within one year, we would not be eligible for a compliance period and our common stock could be subject to immediate delisting. If our common stock were delisted from Nasdaq, the liquidity and market price of our common stock would be materially and adversely affected, our ability to raise capital, including under the 2026 ATM Agreement, would be impaired, and we could lose the confidence of customers, partners, and employees. In addition, the trading volume of our common stock has in the past, and may, in the future, fluctuate significantly, which can have a significant impact on the price of our common stock. If the market price of our common stock declines significantly, you may be unable to resell your shares at an attractive price, or at all. We cannot assure you that the market price of our common stock will not fluctuate widely or decline significantly in the future.

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

The integration of our lidar technology into the NVIDIA DRIVE AGX platform does not guarantee that automotive OEMs will select our lidar technology for their ADAS or autonomous driving solutions, even if such automotive OEMs select the NVIDIA DRIVE AGX platform instead of the platform of one of NVIDIA’s competitors or a solution developed internally by the automotive OEM.  Moreover, if we are unable to achieve complete integration on current or future versions of the NVIDIA DRIVE AGX platform, that would severely impact our ability to support automotive OEMs adopting the NVIDIA DRIVE AGX platform. The NVIDIA DRIVE AGX platform supports a number of lidar sensors that are competitive with our solution and NVIDIA is expected to remain neutral with respect to the automotive OEM’s decision as to choice of lidar sensor for that automotive OEM’s solution.  It is difficult to predict how many automotive OEMs will ultimately adopt the NVIDIA DRIVE AGX platform.

Our forward-looking estimates of certain financial metrics may prove inaccurate.

We use various estimates in formulating our business plans. We base our estimates upon a number of assumptions that are inherently subject to significant business and economic uncertainties and contingencies, many of which are beyond our control. Our estimates therefore may prove inaccurate, causing the actual amount to differ from our estimates. These factors include, without limitation:

•	the extent to which we meet contractual terms and conditions;

•	the extent to which our technology is successfully integrated into our customers’ vehicles, platforms, or systems;

•

the timing of when our customers adopt our technology into their vehicles or other products on a commercial basis which could be delayed for regulatory, safety, or reliability issues unrelated to our technology;

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

Prospective customers, including those in the automotive industry, generally must make significant commitments of resources to test and validate products like ours and confirm that they can integrate these products with other technologies before including them in any particular system, product, or model. The development cycles for our products with new customers vary widely depending on the application, market, customer, and the complexity of the product. In the Automotive market, for example, this development cycle can be five to seven years (or more). The development cycle in Non-Automotive markets can be months to one or two years (or more). These development cycles result in us investing our resources prior to realizing any revenue from commercialization. Further, we are subject to the risk that customers cancel or postpone implementation of our technology or our customers are unable to integrate our technology successfully into a larger system. If our customers face financial difficulties, they may also cancel current or future product programs that could materially and adversely impact our financial results. Further, our revenue could be less than forecasted if the system, product, or vehicle model that includes our lidar products is unsuccessful, including for reasons unrelated to our technology. Long development cycles and product cancellations or postponements may adversely affect our business, results of operations, and financial condition.

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

The production of our components is dependent on sourcing certain key components and raw materials at an acceptable cost. We have experienced, and may continue to experience, supply chain-induced shortages of key components, leading to a scarcity of such components, a limited availability of such components at greatly inflated prices, or both. This scarcity and limited availability of components may be further exacerbated by increasing trade tensions around the globe. In addition, the rapid build-out of data centers to support artificial intelligence workloads has substantially increased demand for semiconductors, memory, lasers, optical and photonic components, and other inputs that we and our contract manufacturers also require. Suppliers of these components have in some cases prioritized higher-volume data center customers, extended lead times, and increased prices, and industry analysts have reported significant increases in the price of memory and certain other semiconductor components in 2026 as a result of this demand. We have limited purchasing power relative to these customers, and we may be unable to obtain these components on a timely basis or at acceptable prices, or to pass increased costs on to our customers. If we or our licensees or contract manufacturers are unable to adequately reduce and control the costs of such key components, we or they will be unable to realize manufacturing cost targets, which could reduce the market adoption of our products, damage our reputation with current or prospective customers, and have an adverse effect on our brand, business, prospects, financial condition, and operating results.

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

Our future growth depends on penetrating new markets, adapting existing products to new applications and customer requirements, achieving volume-based component price reductions, and introducing new products that achieve market acceptance. We expect to continue to incur R&D costs as part of our efforts to design, develop, manufacture, and commercialize new products and enhance existing products. Our R&D expenses were approximately $13.1 million and $10.2 million during the nine months ended September 30, 2026 and 2025, respectively, and may increase in the future. Because we account for R&D as an operating expense, these expenditures will adversely affect our results of operations in the future. Further, our R&D program may not produce successful results, and our new products may not achieve market acceptance, create additional revenue, or become profitable.

In July 2025, we introduced OPTIS™, a full-stack physical AI solution for the Non-Automotive market.  For OPTIS™ to be successful it will require that we find and integrate the products of partners who have created compatible perception, analytics, and other relevant software products and are willing to integrate those products onto the OPTIS™ platform.  If we are unable to find software partners that will allow us to incorporate their products into OPTIS™ or the partners we do obtain are not acceptable to our customers, OPTIS™ may not be successful.  OPTIS™ is a new product that has not been offered before and therefore overall market acceptance is unknown.  As is common with new and complex products incorporating leading-edge technologies, we may encounter reliability, compatibility, design, or manufacturing issues as we begin volume production and initial installations at customer sites. We also run the risk that the third-party software we incorporate into OPTIS™ will not function as intended, which would negatively impact the market perception of OPTIS™.  There can be no assurance that we will discover any reliability, compatibility, design, or manufacturing issues prior to sale or, that if such issues arise after a sale, that the issue can be resolved to the customers’ satisfaction or that the resolution of such problems will not cause us to incur significant additional development costs or warranty expenses or to cause us to lose significant sales opportunities.

In January 2026, we introduced STRATOS™, which was specifically designed to address markets requiring the ability to detect objects at distances of up to 1.5 kilometers, such as in aviation, defense, and rail.  For STRATOS™ to be successful, it will require market adoption in industries that can benefit from ultra-long-range detection.  As with OPTIS™, because STRATOS™ is a new product that has not been previously offered, market acceptance is unknown.  Moreover, as STRATOS™ is manufactured and deployed, we may encounter reliability, compatibility, design, or manufacturing issues.  There can be no assurances that any such issues will be discovered prior to sale, or that if such issues arise after a sale, that the issue can be resolved to the satisfaction of the customer or that the resolution will not cause us to incur significant additional development or warranty expenses or cause us to lose significant sales opportunities.

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

Our subcontract with Lunar Outpost for the NASA Lunar Terrain Vehicle Services program subjects us to significant technical, schedule, payment, counterparty, and funding risks.

In August 2026, we entered into a firm fixed-price subcontract with Lunar Outpost to supply our lidar for Lunar Outpost’s Pegasus Lunar Terrain Vehicle, which Lunar Outpost is developing under a task order awarded by NASA in May 2026 under its Lunar Terrain Vehicle Services, or LTVS, program. The subcontract is the first space mobility program we have undertaken, and we began recognizing revenue under the subcontract in the third quarter of 2026. Developing and qualifying a lidar sensor for operation on the lunar surface, including the extreme temperatures, radiation, vacuum, abrasive dust, and launch and landing loads associated with that environment, is substantially more demanding than the automotive and terrestrial Non-Automotive applications in which we have experience, and requires us to rely on third-party engineering, analysis, testing, and component suppliers with which we have limited history. We may encounter technical problems, qualification failures, cost overruns, or schedule delays, which could cause the program to carry low or negative margins.

The payment schedule under the subcontract is tied to program milestones, including milestones under Lunar Outpost’s prime contract with NASA that depend on the performance of Lunar Outpost and its other suppliers and on NASA’s own review and decision processes rather than solely on the performance of our lidar. We believe that we are entitled to the full subcontract price for the work we perform and that these milestones establish the timing of payment rather than conditions to our right to be paid. Nevertheless, if the program is restructured, delayed, descoped, or terminated, including as a result of changes in NASA’s Artemis program priorities, budget constraints, a lapse in federal appropriations, launch or lander delays, or the selection of a competing vehicle for subsequent missions, our receipt of a substantial portion of the subcontract price could be significantly delayed, Lunar Outpost could dispute the amounts owed to us, and we could be required to pursue dispute resolution or litigation to enforce our rights, which would be costly, time-consuming, and uncertain, and any recovery would depend on Lunar Outpost’s ability to pay. We have incurred, and expect to continue to incur, substantial engineering and other costs in advance of these payments, and we have also agreed to bear a substantial portion of the program’s development costs as our own investment in exchange for commercial rights under the subcontract. In addition, our recognition of revenue under the subcontract reflects judgments regarding, among other things, our enforceable rights to payment and the measure of our progress toward completion, and if those judgments were to change or prove incorrect, the timing or amount of revenue we recognize could be affected.

We also depend on Lunar Outpost, a privately held company, to perform its obligations under the subcontract, including payment, and on Lunar Outpost’s continued financial and operational capacity to execute its prime contract. In addition, space-qualified versions of our products and related technology are expected to be subject to more restrictive export control classifications and license requirements than our other products, which could delay or restrict our ability to deliver products and share technical data with Lunar Outpost, its partners, and our suppliers, and require us to implement and maintain additional compliance measures. Finally, our announcement of the Lunar Outpost program may have created expectations among investors regarding our prospects in space mobility that may not be realized. There can be no assurance that the program will result in follow-on orders, additional space mobility customers, or production volumes, and any failure of the program to proceed as planned could adversely affect the market price of our common stock.

Although we believe that lidar is an essential technology for autonomous vehicles and other emerging applications, market adoption of lidar is uncertain. If market adoption of lidar does not continue to develop, or adoption is deferred, or otherwise develops more slowly than we expect, our business will be adversely affected.

Our lidar-based sensing system can be applied to different use cases across end markets. Despite the fact that the automotive industry has expended considerable effort to research and test lidar products for ADAS and autonomous driving applications, the automotive industry may not introduce lidar products in commercially available vehicles on a time frame that matches our expectations, or at all. We have experienced a number of instances where potential automotive OEMs have delayed their programs for the inclusion of lidar in their end products. We continually study emerging and competing sensing technologies and methodologies and we may incorporate new sensing technologies into our product portfolio over time. However, lidar products for use in the Automotive market remain relatively new and it is possible that other sensing modalities, or a new disruptive modality based on new or existing technologies, including a combination of technologies, will achieve acceptance or leadership in the ADAS and autonomous driving space. Even if lidar products are used in initial generations of autonomous driving technology and ADAS products, we cannot guarantee that lidar products will be designed into or included in subsequent generations of such commercialized technology. The speed of market adoption and growth for ADAS or autonomous vehicles is difficult, if not impossible, to predict, and it is more difficult to predict this market’s future growth in light of the economic consequences of unresolved global conflicts and increasing trade tensions, as well as other macroeconomic factors. Although we currently believe we have a differentiated market-leading technology for the autonomous vehicle market, by the time mass market adoption of autonomous vehicle technology is achieved, we expect competition among providers of sensing technology based on lidar and other modalities to increase substantially. If, by the time autonomous vehicle technology achieves mass market adoption, commercialization of lidar products is not successful, or not as successful as we or the market currently expects, or if other sensing modalities gain acceptance by developers of ADAS products, automotive OEMs, regulators, safety organizations, or other market participants, our business, results of operations, and financial condition will be materially and adversely affected.

In the near term, and increasingly over the longer term, we expect our revenue growth, if any, to depend primarily on our ability to expand within Non-Automotive markets such as aerospace and defense, space mobility, security and perimeter monitoring, rail and transportation infrastructure, aviation, mining, sports analytics, and other markets as they emerge. Each of these markets presents distinct risks and, in many cases, requires that we expend our resources to address the particular requirements of that market.

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

Most of the components that go into the manufacturing of our solutions are sourced from third-party suppliers. To date, we have produced our products in relatively limited quantities for use in R&D programs. Although we do not have any experience in managing our supply chain to manufacture and deliver our products at scale, our future success will depend on our ability to do so. Some of the key components used to manufacture our products come from limited or single source suppliers, which includes components only produced in countries, such as China, that some customers, for a variety of reasons, may be unable or unwilling to purchase from us. We are therefore subject to the risk of shortages and long lead times in the supply of these components and the risk that our suppliers discontinue or modify components used in our products. As we rely on a global supply chain, the potential for other epidemics and outbreaks of contagions, should they materialize, unresolved and continuing global conflicts, and increasing trade tensions, as well as other macroeconomic factors may adversely affect our ability to source components in a timely or cost-effective manner from our third-party suppliers due to, among other things, work stoppages or interruptions. For example, our products depend on lasers. Any shortage in the availability of these lasers could materially and adversely affect our ability to manufacture our solutions. Demand for lasers, optical components, memory, and other semiconductors from data center and artificial intelligence infrastructure customers has increased substantially, contributing to longer lead times and higher prices for certain of these components, and suppliers may allocate constrained capacity to larger customers in preference to us. In addition, the lead times associated with certain components are lengthy and preclude rapid changes in quantities and delivery schedules. While we have entered into agreements with some suppliers for the supply of certain components at set prices, such quantities are limited given we are not yet producing at scale. Therefore, we have in the past experienced, and may in the future experience, component shortages and significant price fluctuations of key components and materials, and the predictability of the availability and pricing of these components may be limited. Component shortages or pricing fluctuations could be material in the future, which could be exacerbated by employee retention issues at any of our suppliers. In the event of a component shortage, supply interruption, or a material pricing change from suppliers of these components, we may not be able to develop alternate sources in a timely manner, or at all, especially in the case of sole or limited source items. Developing alternate sources of supply for these components may be time-consuming, difficult, and costly and we may not be able to source these components on terms that are acceptable to us, or at all, which may undermine our ability to meet our requirements or to fill customer orders in a timely manner. Any interruption or delay in the supply of any of these parts or components, or the inability to obtain these parts or components from alternate sources at acceptable prices and within a reasonable amount of time, would adversely affect our ability to meet our scheduled product deliveries to our customers. This could adversely affect our relationships with our customers and partners and could cause delays in shipment of our products and adversely affect our operating results. In addition, increased component costs could result in lower gross margins. Even where we are able to pass increased component costs along to our customers, there may be a lapse of time before we are able to do so such that we will be required to absorb some or all of the increased cost. If we are unable to buy these components in sufficient quantities to meet our requirements on a timely basis, we will not be able to deliver products to our customers, which may result in such customers using competitive products instead of our products.

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

Reliance on third-party manufacturers reduces our control over the manufacturing process, including reduced control over quality, product costs, product supply, and timing. We may experience delays in shipments or issues concerning product quality from our third-party manufacturers. If any of our third-party manufacturers experience interruptions, delays, or disruptions in supplying our products, including by (i) natural disasters, (ii) the effects of any epidemics or outbreaks of other contagions, such as "bird-flu," (iii) increased military conflict, especially in Iran, Ukraine, and elsewhere in the Middle East, (iv) increasing trade tensions around the globe, or (v) work stoppages or capacity constraints, our ability to ship products would be delayed. In addition, unfavorable economic conditions could result in financial distress among third-party manufacturers upon which we rely, thereby increasing the risk of disruption of supplies necessary to fulfill our production requirements and meet customer demands. Additionally, if any of our third-party manufacturers experience quality control problems in their manufacturing operations and our products do not meet customer or regulatory requirements, we could be required to cover the cost of repair or replacement of any defective products. These delays or product quality issues could have an immediate and material adverse effect on our ability to fulfill orders and could have a negative effect on our operating results. In addition, such delays or issues with product quality could adversely affect our reputation and our relationship with our channel partners. If our third-party manufacturers experience financial, operational, manufacturing capacity, or other difficulties, or experience shortages in required components, or if they are otherwise unable or unwilling to continue to manufacture our products in required volumes or at all, our supply may be disrupted, we may be required to seek alternate manufacturers, and we may be required to redesign our products. It would be time-consuming, and could be costly and impracticable, to begin to use new manufacturers or designs, and such changes could cause significant interruptions in supply and could have an adverse effect on our ability to meet our scheduled product deliveries and may subsequently lead to the loss of sales. While we take measures to protect our trade secrets, the use of third-party manufacturers may also risk disclosure of our innovative and proprietary manufacturing methodologies, which could adversely affect our business. In particular, we depend on LITEON as our primary manufacturing partner for Apollo™ and on a limited number of suppliers for key subassemblies, including scanners. At our current production volumes, we have limited leverage over pricing, payment terms, and production priority, and certain suppliers require payment terms that increase our working capital needs. If our volumes do not increase as we expect, our manufacturing partners and suppliers may reduce the capacity or priority they dedicate to our products, seek price increases or less favorable terms, or decline to continue supplying us on acceptable terms or at all, and the capacity available to us for certain components may be insufficient to support our planned production volumes.

We have begun engagement with a manufacturing partner based in China in an effort to penetrate the lidar market in China, initially focused on the autonomous trucking and railway segments. Given this is a new endeavor, there is no guarantee that this will be successful or be effective at mitigating the risks associated with our outsourced manufacturing business model.

Our sales and operations in international markets expose us to associated operational, financial, and regulatory risks.

Sales to international customers accounted for 12% and 65% of our revenue during the nine months ended September 30, 2026 and 2025, respectively. In May 2024, we announced that we have partnered with Accelight Technologies, Inc. and LighTekton Co., Ltd. to deliver our lidar solutions to the China market, specifically focused on the autonomous trucking and railway segments, as the market in China appears to be ahead of the rest of the world in lidar adoption. However, we have not previously sold into the China market and our partners, although they regularly conduct business in China, do not have experience in the lidar market. There is also significant competition in China from local lidar manufacturers. These manufacturers benefit from substantial scale and have priced their products aggressively, resulting in intense pricing pressure that may make it difficult for us to compete profitably in China. We can provide no assurances that we will be successful in the China lidar market.

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

•

stringent regulation of autonomous driving or other systems or products using our products and stringent consumer protection and product compliance regulations, including, but not limited to, the General Data Protection Regulation, or GDPR in the European Union, European competition law, the Restriction of Hazardous Substances Directive, or RoHS, the Waste Electrical and Electronic Equipment Directive, or WEEE, and the European Ecodesign Directive, all of which are costly to comply with and may vary from country to country;

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

Our products are intended to be combined with third-party hardware and software as part of a larger system. These larger systems are also highly technical, complex, and require precision to manufacture. The third-party components incorporated into these larger systems have been and will be subject to defects, errors, and reliability issues during development, production, and use. Should these third-party components, with which our products are intended to be combined with, fail or require action to correct defects or errors, it would likely delay the sale of the larger system in which our products are to be incorporated, thereby adversely affecting our financial results. As the production of third-party components is largely outside of our control, we are subject to such third parties investing sufficient time and resources to manufacture their products with minimal defects. For example, if a third-party reseller intended to overlay perception software on our product prior to resale, but such perception software contained defects or errors such that it could not be introduced into the market, the sales of our products would be delayed or cancelled, thereby adversely affecting our financial results.

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

Our customers intend to use our solutions in autonomous driving and ADAS applications; the operation of motor vehicles, even with our solutions embedded, presents the risk of significant injury, including fatalities. Our products are also used, or are intended to be used, in Non-Automotive applications, including aerospace and defense, rail, aviation, security and perimeter monitoring, and space mobility, in which a failure of our products could likewise result in personal injury, property damage, mission failure, or significant economic loss. We may be subject to claims if a product using our lidar technology is involved in an accident and persons are injured or purport to be injured. Any insurance that we carry may not be sufficient or it may not apply to all situations. Similarly, our customers could be subjected to claims as a result of such accidents and bring legal claims against us to attempt to hold us liable. In addition, if lawmakers or governmental agencies were to determine that the use of our products, autonomous driving, or certain other ADAS applications increased the risk of injury to all or a subset of our customers, they may pass laws or adopt regulations that limit the use of our products, increase the liability associated with the use of our products, or regulate the use of or delay the deployment of autonomous driving and ADAS technology. Any of these events could adversely affect our brand, relationships with customers, operating results, or financial condition.

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

To ensure adequate inventory, we must forecast inventory needs and expenses, place orders sufficiently in advance with our suppliers and manufacturing partners, and manufacture products based on our estimates of future demand for particular products. Fluctuations in the adoption of lidar products may affect our ability to forecast our future operating results, including revenue, gross margins, cash flows, and profitability. Our ability to accurately forecast demand for our products could be affected by many factors, including the accuracy of the forecasts that we receive from our customers, the rapidly changing nature of the autonomous driving and ADAS markets in which we operate, the uncertainty surrounding the market acceptance and commercialization of lidar technology, the emergence of new markets, an increase or decrease in customer demand for our products or for products and services of our competitors, product introductions by competitors, epidemics or outbreaks of other contagions, such as "bird-flu," should they materialize, any work stoppages or interruptions, unanticipated changes in general market conditions, and the general weakening of economic conditions or consumer confidence, which may be exacerbated by the ongoing military actions in Iran, Ukraine, and elsewhere in the Middle East, or escalating trade tensions around the globe. Some of our component manufacturers offer significant price concessions for volume purchases. In the past, we have taken advantage of such price concessions; however, the additional volume commitments we make could lead to excess component inventories if we overestimate the demand for our products. If our lidar products are commercialized in autonomous driving and ADAS applications, both of which are experiencing rapid growth in demand, we may face challenges acquiring adequate supplies to manufacture our products and/or we and our manufacturing partners may not be able to manufacture our products at a rate necessary to satisfy the levels of demand, which would negatively affect our revenue. This risk may be enhanced by the fact that we may not carry or be able to obtain for our manufacturing partners a significant level of inventory to satisfy short-term increases in demand. If we fail to accurately forecast customer demand, we may experience excess inventory levels or a shortage of products available for sale.

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

While we make our strategic planning decisions based on the assumption that the markets we are targeting will grow, our business is dependent, in large part, on, and directly affected by, business cycles and other factors affecting the global automotive industry and the global economy generally. Automotive production and sales are highly cyclical and depend on general economic conditions and other factors, including consumer spending and preferences, changes in interest rates (which significantly increased beginning in 2022 and have fallen starting in 2025) and credit availability, changes in inflation rates (which the U.S. has recently experienced and may continue to experience), consumer confidence (which may be starting to wane), fuel costs, fuel availability, environmental impact, tariffs (especially those targeting automobiles or components used by the automotive industry in particular, such as steel and aluminum), governmental incentives and regulatory requirements, and political volatility, especially in energy-producing countries and growth markets. Increases in interest rates, especially if coupled with reduced government spending and volatility in financial markets, may have the effect of further increasing economic uncertainty and heightening these risks, which may impact our ability to raise additional capital in the future. Inflation has increased, and may continue to increase, our costs for components, labor, logistics, and third-party services, and we may not be able to pass these increased costs on to our customers. Tariffs imposed by the United States on imported goods, including semiconductors, steel, aluminum, copper, automobiles, and automotive parts, and retaliatory measures imposed by other countries, have increased costs for automotive OEMs and their suppliers and may further reduce vehicle production, delay vehicle programs, or reduce the content, including sensing technology, that automotive OEMs are willing to include in their vehicles. In addition, the ongoing hostilities between Russia and Ukraine, the war in Iran and elsewhere in the Middle East, and global reactions thereto have caused significant fluctuations in U.S. domestic and global energy prices. Oil supply disruptions related to the military action in Iran, and prior to that, the Russia-Ukraine conflict, as well as sanctions and other measures taken by the U.S. and its allies, have led to higher costs for gas, food, and goods in the U.S. and exacerbated the inflationary pressures on the economy, with potentially adverse impacts on our customers and on our business, results of operations, and financial condition. Moreover, certain raw materials needed to produce components that are incorporated into our products, and the products of our customers, are primarily derived from the region in which the Russia-Ukraine conflict is occurring. The longer the Russia-Ukraine conflict continues and the more damage to Ukrainian infrastructure that occurs, the greater the impact could be on the supply of such raw materials, and the failure to have access to such raw materials could have an adverse effect on our business and results of operations. In addition, the Cybersecurity and Infrastructure Security Agency, or CISA, has in the past warned organizations in the U.S. to be on guard against possible cyber-attacks coming from Russia and Iran which have the potential to disrupt business operations, limit access to essential services, and threaten public safety.

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

Although we have pursued and continue to pursue a broad customer base, in the Automotive markets, there exist only a limited number of customers, most of which have strong purchasing power and for which the relationships continue to develop. In the Non-Automotive markets, there are considerably more potential customers, but the market is highly fragmented. The loss of business from any of our existing or potential customers (whether by lower overall demand for our products, component shortages that impact our customers’ production plans or product development plans, cancellation of existing contracts or product orders, or the failure to design in our products) could have a material adverse effect on our business.

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

Customers may be less likely to purchase our lidar solutions if they are not convinced that our business will succeed or that our service and support and other operations will continue in the long term. Concerns about the financial viability of lidar companies generally, including as a result of the recent bankruptcy and liquidation of a publicly traded lidar competitor and consolidation among other lidar companies, and about our own financial condition, including our history of losses, the recent decline in the market price of our common stock, and our continuing need to raise capital, may heighten these concerns.

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

Significant developments in alternative technologies, such as cameras and radar, or a fusion of lidar with cameras and/or radar, may materially and adversely affect our business, prospects, financial condition, and operating results in ways we do not currently anticipate. Existing and future camera and radar technologies may emerge as customers’ preferred alternative to our solutions. In addition, some of our competitors are developing lidar based on frequency-modulated continuous wave, or FMCW, sensors or single photon avalanche diode, or SPAD, sensors, rather than the time-of-flight, or ToF, sensors we utilize. Each type of sensor has advantages and disadvantages over the others and it is impossible to predict which, if any, of these sensors will ultimately be adopted by various markets. Any failure by us to develop new or enhanced technologies or processes, or to react to changes in existing technologies, could materially delay our development and introduction of new and enhanced products, which could result in the loss of competitiveness of our lidar solutions, decreased revenue, and a loss of market share to competitors (or a failure to increase revenue and/or market share). Our R&D efforts may not be sufficient to adapt to changes in technology. As technologies change, we plan to upgrade or adapt our lidar solutions with the latest, yet cost-effective, technology. However, our solutions may not compete effectively with alternative systems if we are not able to source and integrate the latest technology into our existing lidar solutions in a cost-effective manner.

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

The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. We are continuing to develop and refine our disclosure controls, internal control over financial reporting, and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we will file with the SEC is recorded, processed, summarized, and reported within the time periods specified in the rules of and on the forms required by the SEC, and that information required to be disclosed in reports under the Exchange Act is accumulated and communicated to our principal executive and financial officers.

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

In order to maintain and improve the effectiveness of our disclosure controls and procedures and our internal control over financial reporting, we have expended, and anticipate that we will continue to expend, significant resources, including accounting-related costs, and provide significant management oversight. Any failure to maintain the adequacy of our internal controls, or consequent inability to produce accurate financial statements on a timely basis, could increase our operating costs and could materially and adversely affect our ability to operate our business. If our internal controls are perceived as inadequate or if we are unable to produce timely or accurate financial statements, investors may lose confidence in our operating results and the price of our common stock could decline.

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

Factors that could materially affect our future effective tax rates include, but are not limited to:

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

On December 22, 2017, the Tax Cuts and Jobs Act of 2017, or the Tax Act, was signed into law making significant changes to the U.S. Tax Code. In particular, sweeping changes were made to the U.S. taxation of foreign operations. Changes include, but are not limited to, a permanent reduction to the corporate income tax rate, limiting interest deductions, adopting elements of a territorial tax system, assessing a repatriation tax or “toll-charge” on undistributed earnings and profits of U.S.-owned foreign corporations, and introducing certain anti-base erosion provisions, including a new minimum tax on global intangible low-taxed income, or GILTI, and base erosion and anti-abuse tax, or BEAT. The new legislation had no effect on our 2025 or 2024  provision for income taxes because we generated net tax losses and offset our deferred tax assets on the consolidated balance sheets with a full valuation allowance due to our current loss position and forecasted losses for the near future. The overall impact of this tax reform is uncertain, and our business and financial condition, including with respect to our non-U.S. operations, could be adversely affected.

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

As of December 31, 2025, we had approximately $362.2 million of U.S. federal, and approximately $268.7 million of state net operating loss carryforwards available to reduce future taxable income. Of the approximately $362.2 million in U.S. federal operating loss carryforwards, approximately $349.9 million will be carried forward indefinitely for U.S. federal tax purposes and approximately $12.2 million will begin to expire in 2033. All of our U.S. state net operating loss carryforwards will begin to expire in 2029. It is possible that we will not generate taxable income in time to use these net operating loss carryforwards before their expiration, or at all. Under legislative changes made in December 2017, U.S. federal net operating losses incurred in 2018 and in future years may be carried forward indefinitely, but the deductibility of such net operating losses is limited. It is uncertain if and to what extent various states will conform to the newly enacted federal tax law. In addition, the federal and state net operating loss carryforwards and certain tax credits may be subject to significant limitations under Section 382 and Section 383 of the U.S. Tax Code, respectively, and similar provisions of state law. Under those sections of the U.S. Tax Code, if a corporation undergoes an “ownership change,” the corporation’s ability to use our pre-change net operating loss carryforwards and other pre-change attributes, such as research tax credits, to offset our post-change income or tax may be limited. In general, an “ownership change” will occur if there is a cumulative change in our ownership by “5-percent shareholders” that exceeds 50 percentage points over a rolling three-year period. Similar rules may apply under state tax laws.

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

Competition for highly skilled personnel is often intense, especially in the San Francisco Bay Area, where we are headquartered, and we may incur significant costs to attract the highly skilled personnel we require. We may not be successful in attracting, integrating, or retaining qualified personnel to fulfill our current or future needs. We have, from time to time, experienced, and we expect to continue to experience, difficulty in hiring and retaining highly skilled employees with appropriate qualifications, especially those with engineering skills. Our ability to attract and retain the highly skilled personnel we require has been further hampered by the overall reductions in personnel we have implemented, which places more responsibility on fewer individuals, our focus on cash conservation, which has limited our ability to provide increases in compensation, and the decline in our stock price, which has decreased the retention value of the stock awards we have made to our employees. In addition, our equity plan for the past several years has not been well funded. We asked stockholders to approve an increase in the number of shares issuable under our equity plan at the 2024 and 2025 annual meetings of stockholders. Our stockholders failed to approve the additional shares, therefore we were unable to issue what we believe is sufficient equity to our employees, thereby decreasing our ability to retain them. In addition, our executive officers did not receive an equity grant as part of our long-term incentive program in 2024 and 2025, substantially increasing the risk of attrition. At our 2026 annual meeting of stockholders, our stockholders did approve the addition of 6,750,000 shares to our equity plan. Even with the additional shares, the retention value of such shares may have been insufficient to adequately retain some or all of our employees, including our executive officers. Moreover, the personnel reductions we have implemented, may create, in some instances, single points of failure, such that if certain individuals voluntarily resign from the Company, it may adversely impact, or significantly delay, our ability to bring our products to market, which would severely impact our operations and have an adverse impact on our business prospects.

In 2025, a group of dissident stockholders initiated a proxy contest and, among other things, opposed company proposals that provided for the replenishment of our employee equity incentive plan. The opposition was successful and significantly impaired our ability to offer competitive equity-based compensation, which is a key component of our strategy to attract, retain, and motivate employees. We may experience similar proxy contests in the future and the uncertainty surrounding the outcome of any proxy contest may also create internal disruption, reduce employee morale, and make it more difficult to recruit new talent. Any loss of key personnel or inability to attract and retain qualified employees could materially and adversely affect our business, product development efforts, and long-term growth prospects.

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

We, as well as our suppliers and partners, are subject to cybersecurity risks to operational systems, security systems, infrastructure, integrated software in our lidar solutions, and the data processed by those solutions, and any material failure, weakness, interruption, cyber event, incident, or breach of security could adversely affect our business by causing a disruption of our operations, a compromise or corruption of our confidential or other business-critical information, and/or damage our business relationships, all of which could negatively impact our business, financial condition, and operating results.

We are at risk for interruptions, outages, and breaches of our operational systems, including our business, financial, accounting, product development, and production processes, owned by us, our suppliers or our partners; our facility security systems, owned by us, our suppliers, or our partners; our in-product technology owned by us, our suppliers, or our partners; the integrated software in our lidar solutions; or the data that we process or our suppliers process on our behalf. In March 2025, we experienced a physical break-in at our headquarters. Although no property, either personal or intellectual, was taken, the break-in caused a temporary disruption to our operations. In mid-2022, our previous partner, Continental, experienced a cyberattack in which data was improperly taken from their servers. To date, Continental has not notified us that any data belonging to us was compromised. A cyber incident is considered to be any adverse event that threatens the confidentiality, integrity, or availability of our information resources. These incidents may be an intentional attack or an unintentional event and could involve gaining unauthorized access to our information systems or those of our third-party vendors for purposes of misappropriating assets, stealing confidential information, corrupting data, or causing operational disruption. Such cyber incidents could materially disrupt operational systems; result in loss of intellectual property, trade secrets or other proprietary or competitively sensitive information; compromise certain information of employees, suppliers, or others; jeopardize the security of our facilities; or affect the performance of in-product technology and the integrated software in our lidar solutions. A cyber incident could be caused by disasters, insiders (through inadvertence or with malicious intent), or malicious third parties (including nation-states or nation-state supported actors) using sophisticated, targeted methods to circumvent firewalls, encryption, and other security defenses, including hacking, fraud, trickery, phishing, or other forms of deception. The risks of a cybersecurity breach against companies based in the U.S., like us, may be enhanced as a byproduct of the ongoing wars in Iran or Ukraine, or by state-sponsored actors, primarily located in, or sponsored by, China, Russia, Iran, or North Korea. Despite careful security and controls design, our information technology systems and the systems used by our third-party vendors, may be subject to security breaches and cyberattacks the result of which could include disrupted operations, misstated or unreliable financial data, liability for stolen assets or information, increased cybersecurity protection and insurance costs, litigation, and damage to business relationships.

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

Given the rapidly evolving nature of the lidar and autonomous vehicle market, we have in the past revised, and anticipate that in the future we will revise our strategic plan to allow us to realign our resources and significantly reduce operating expenses in line with the direction of the marketplace.  In 2023, for example, we shifted our strategic focus away from our legacy product for the Non-Automotive market. We cannot guarantee that the implementation of any revised strategic plan will achieve or sustain the anticipated benefits, or that the benefits, even if achieved, will be adequate to meet long-term expectations. As a result of revising any strategic plan, we have incurred additional costs in the near term, including cash expenditures for separation payments, employee benefits, and related costs. Additional risks associated with the continuing impact of a revised strategic plan include, employee attrition beyond our intended reduction-in-force and adverse effects on employee morale, diversion of management attention, adverse effects to our reputation as an employer (which could make it more difficult for us to hire employees in the future), and potential failure to meet, or delays in meeting, our shift in focus from research and development to commercialization. If we do not realize the expected benefits of any revised strategic plan on a timely basis or at all, our business, results of operations and financial condition could be adversely affected.

Legal and Regulatory Risks Related to Our Business

Changes to trade policy, tariffs, and import/export regulations may have a material adverse effect on our business, financial condition, and results of operations.

Changes in global political, regulatory, and economic conditions or in laws and policies governing foreign trade, manufacturing, development, and investment in the territories or countries where we currently purchase our components, sell our products, and conduct our business, could adversely affect our business. Since the beginning of 2025, the U.S. has continued to institute and propose changes in trade policies that include the negotiation or termination of trade agreements, the imposition of higher tariffs on imports into the U.S., economic sanctions on individuals, corporations, and countries, and other government regulations affecting trade between the U.S. and other countries where we conduct our business. In February 2026, the U.S. Supreme Court held that the International Emergency Economic Powers Act does not authorize the imposition of tariffs, and the temporary import surcharge subsequently imposed under Section 122 of the Trade Act of 1974 expired in July 2026; however, tariffs imposed under other authorities, including Section 232 of the Trade Expansion Act of 1962 and Section 301 of the Trade Act of 1974, remain in effect, and the U.S. may impose new tariffs under these or other authorities at any time. A number of other nations have proposed or instituted similar measures directed at trade with the U.S. in response. As a result of these developments, there may be greater restrictions and economic disincentives on international trade that could adversely affect our business. For example, such changes could adversely affect the Automotive market, our ability to access key components or raw materials needed to manufacture our products (including rare earth metals), our ability to sell our products or license our product designs and software to customers outside of the U.S., and the overall demand for our products. It may be time-consuming and expensive for us to alter our business operations to adapt to or comply with any such changes, and any failure to do so could have a material adverse effect on our business, financial condition, and results of operations.

We have been, and may in the future become, involved in legal and regulatory proceedings and commercial or contractual disputes, which could have an adverse effect on our profitability and consolidated financial position.

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

In 2025, we were notified by a former vendor that it intended to pursue a claim against the Company's wholly owned subsidiary, AEye Technologies, Inc., arising out of an agreement entered into in May 2020, in which the former vendor alleges that AEye Technologies, Inc. failed to pay approximately $3.3 million, plus interest from the date the former vendor alleges such payments were due. In February 2026, the former vendor initiated a binding arbitration proceeding against AEye Technologies, Inc. pursuant to the underlying purchase agreement. AEye Technologies, Inc. had disputed the total amount owed based, in part, on the claim that the products supplied by the former vendor were largely defective, that the former vendor was repeatedly made aware of the existence of such defects. AEye Technologies, Inc. had also asserted counterclaims in the arbitration. On August 31, 2026, the arbitrator issued a final award that ordered AEye Technologies, Inc. to pay the former vendor the total amount of unpaid invoices, costs of the arbitration, and interest, and dismissed additional counterclaims asserted by AEye Technologies, Inc. The total award, including accrued interest, was approximately $3.6 million as of September 30, 2026.

In 2024, we were purportedly served with a complaint that alleged we were in breach of a lease for office space in Dublin, California, entered into by our subsidiary, AEye Technologies, Inc. in 2019, because of an alleged failure to pay rent.  The landlord claimed that the amount owed could be up to $8.5 million. Thereafter, in August 2024, the landlord fully drew down the standby letter of credit of $2.15 million, which was held as security for the payment of rent, due to the alleged default of the lease. We disputed, among other things, the total damages claimed by the landlord. On April 28, 2025, the Company and the former landlord entered into a settlement agreement to resolve all outstanding disputes related to the lease. Under the terms of the settlement agreement, we paid $1.4 million in cash and issued a warrant to purchase up to 350,000 shares of common stock at an exercise price of $2.22 per share.

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

We could face in the future a variety of labor and employment claims against us, which could include, but are not limited to, general discrimination, wage and hour, privacy, ERISA, or disability claims. In such matters, government agencies or private parties may seek to recover from us very large, indeterminate amounts in penalties or monetary damages (including, in some cases, treble or punitive damages), or seek to limit our operations in some way.

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

Government product safety regulations are an important factor for our business. Historically, these regulations imposed ever-more stringent safety regulations for automobiles and laser products. These safety regulations often require, or customers demand, that automobiles have more safety features per vehicle and incorporate more advanced safety products.

While we believe increasing automotive and laser safety standards will present a market opportunity for our products, governmental safety regulations are subject to change based on a number of factors that are not within our control, including new scientific or technological data, adverse publicity regarding industry recalls and safety risks of autonomous driving and ADAS products, accidents involving our products, domestic and foreign political developments or considerations, and litigation relating to our products and our competitors’ products. Changes in government regulations, especially in the autonomous driving and ADAS industries, could adversely affect our business. If government priorities shift and we are unable to adapt to changing regulations, our business may be materially and adversely affected.

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

Our products and solutions are subject to import and export laws and regulations, including the U.S. Export Administration Regulations, other regulations issued by U.S. Customs and Border Protection, and various economic and trade sanctions administered by the U.S. Treasury Department’s Office of Foreign Assets Control. U.S. export control laws and regulations and economic sanctions prohibit the shipment of certain products and services to U.S. embargoed or sanctioned countries and specified persons and entities. In addition, complying with export control and sanctions regulations for a particular sale may be time-consuming and result in the delay or loss of sales opportunities. Exports of our products and technology must be made in compliance with these laws and regulations. In addition, certain of our products and related technology, including products that are space-qualified or specially designed for defense or space applications, may be subject to more restrictive export classifications and license requirements, including under the Export Administration Regulations and, potentially, the International Traffic in Arms Regulations, which could limit the destinations and customers to which we may sell such products, restrict our ability to share related technology with foreign national employees and contractors, and require us to implement and maintain technology control plans and other compliance measures. If we fail to comply with these laws and regulations, we and certain of our employees could be subject to substantial civil or criminal penalties, including the possible loss of export or import privileges, and fines, which may be imposed on us and the employees or officers responsible for such shipments and, in extreme cases, the incarceration of the employees or officers responsible.

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

These risks are heightened by our engagement of partners based in China to pursue the China lidar market. Changes in U.S. law or policy, including regulations restricting certain hardware and software with a nexus to China or other countries of concern from incorporation into connected vehicles, as well as Chinese laws and regulations, including China’s export control regime (which includes controls on rare earth elements and other critical minerals relevant to our supply chain), data security and localization requirements, anti-foreign sanctions law, and unreliable entity list, could restrict, condition, or penalize our ability to sell to, purchase from, manufacture with, or otherwise collaborate with counterparties in China. Retaliatory measures between the U.S. and China, or between the U.S. and other trading partners, could be adopted quickly and unpredictably. For example, Section 164 of the National Defense Authorization Act for Fiscal Year 2025, which took effect on June 30, 2026, prohibits the U.S. Department of Defense from procuring or operating lidar produced in China and certain other countries; in June 2026, the U.S. Department of Defense added an additional China-based lidar manufacturer to its list of Chinese military companies; legislation that would restrict connected-vehicle hardware and software linked to China, including lidar, advanced in the U.S. Senate in July 2026; and in October 2026, China’s Ministry of Commerce threatened countermeasures in response to new U.S. restrictions on Chinese testing laboratories and certification bodies. In addition, U.S. “deemed export” rules may constrain our ability to share controlled technology with certain foreign national employees or contractors, which could affect our hiring, staffing, and product development. If any of these risks materialize, we may be unable to realize the anticipated benefits of our international strategy, and our business, results of operations, financial condition, and prospects could be materially and adversely affected.

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

Our lidar utilizes lasers for performing 3D sensing. While we have developed system components designed to help prevent our lidar lasers from causing property damage (including to cameras), in the event an unforeseen issue arises that results in property damage, our reputation or brand may be damaged, and we could face material legal claims for breach of contract, product liability, tort, or breach of warranty as a result. Defending a lawsuit, regardless of merit, could be costly, divert management’s attention, and adversely affect the market’s perception of us and our products. In addition, our business liability insurance coverage could prove inadequate with respect to any claim and future coverage may be unavailable on acceptable terms, or at all.

Failures, or perceived failures, to comply with privacy, data protection, and information security requirements in the variety of jurisdictions in which we operate, may adversely impact our business, and such legal requirements are evolving, uncertain, and may require improvements in, or changes to, our policies and operations.

Our current and potential future operations and sales subject us to existing and future laws and regulations addressing privacy and the collection, use, storage, disclosure, transfer, and protection of various types of data. For example, the European Commission has adopted the General Data Protection Regulation, or GDPR, and California enacted the California Consumer Privacy Act of 2018, both of which provide for potentially material penalties for non-compliance. These statutory regimes may, among other things, impose data security requirements, disclosure requirements, and restrictions on data collection, uses, and sharing that may impact our operations and the development of our business. While, generally, we do not have access to, collect, store, process, or share information collected by our solutions, unless our customers choose to proactively provide such information to us, our products may evolve either to address potential customer requirements or to add new features and functionality. Therefore, the full impact of these privacy regimes on our business is rapidly evolving across jurisdictions and remains uncertain at this time.

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

Contamination at properties we currently operate at, where we formerly operated, or to which hazardous substances were sent by us, may subject us to liability pursuant to environmental laws and regulations, including, but not limited to, the Comprehensive Environmental Response, Compensation and Liability Act of 1980, commonly known as CERCLA, which can impose liability for the full amount of remediation-related costs without regard to fault, for the investigation and cleanup of contaminated soil and ground water, for remediating contamination and impacts to human health, and for damages to natural resources. The costs of complying with environmental laws and regulations and any claims concerning noncompliance, or liability with respect to contamination in the future, could have a material adverse effect on our financial condition or operating results. We may face unexpected delays in obtaining the requisite permits and approvals in connection with our planned production facilities that could require significant time and financial resources and delay our ability to operate these facilities, which would adversely impact our business, prospects, financial condition, and operating results.

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

The success of our products and our business depends in large part on our ability to obtain patents and other intellectual property rights and maintain adequate legal protection for our products in the United States and foreign jurisdictions. We rely on a combination of patent, trademark, copyright, and trade secret laws, as well as confidentiality agreements and other contractual restrictions, to establish and protect our proprietary rights, all of which can only provide limited protection.

We cannot guarantee that any patents will be issued with respect to our currently pending patent applications or that any trademarks will be registered with respect to our currently pending applications in a manner that gives us adequate defensive protection or competitive advantages, if at all, or that any patents issued to us or any trademarks registered by us will not be challenged, invalidated, or circumvented. We have filed for patents and trademarks in the United States and in certain foreign jurisdictions, but such protections may not be available in all countries in which we operate or in which we seek to enforce our intellectual property rights, or may be difficult to enforce in practice. Our currently issued patents and trademarks, and any patents and trademarks that may be issued or registered, as applicable, in the future with respect to pending or future applications, may not provide sufficiently broad protection or may not prove to be enforceable in actions against alleged infringers. We cannot be certain that the steps we have taken will prevent unauthorized use of our technology or the reverse engineering of our technology. Moreover, others may independently develop technologies that are competitive with ours or that infringe our intellectual property.

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

Any such litigation, whether initiated by us or a third party, could result in substantial costs and divert management's attention, either of which could adversely affect our business, operating results, and financial condition. Even if we obtain favorable outcomes in any litigation, we may not be able to enforce the remedies, especially in the context of unauthorized parties copying or reverse engineering our solutions.

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

We currently have a number of agreements in effect pursuant to which we have agreed to defend, indemnify, and hold harmless our customers, suppliers, and channel partners and other partners from damages and costs which may arise from the infringement of our products by third-party patents or other intellectual property rights. The scope of these indemnity obligations varies, but may, in some instances, include indemnification for damages and expenses, including attorneys’ fees. Our insurance may not cover any or all intellectual property infringement claims. A claim that our products infringe a third-party’s intellectual property rights, even if untrue, could adversely affect our relationships with our customers, may deter future customers from purchasing our products, and could expose us to costly litigation and settlement expenses. Even if we are not a party to any litigation between a customer and a third-party relating to the infringement of our products, an adverse outcome in any such litigation could make it more difficult for us to defend our products against intellectual property infringement claims in any subsequent litigation in which we are a named party. Any of these results could adversely affect our brand and operating results.

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

We cannot be certain that we are the first inventor of the subject matter to which we have filed a particular patent application, or whether we are the first party to file such a patent application. If another party has filed a patent application regarding the same subject matter as we have, we may not be entitled to the protection sought by the patent application. Nor can we be certain that the claims included in a patent application will ultimately be allowed in the applicable issued patent. Further, the scope of protection of issued patent claims is often difficult to determine. As a result, we cannot be certain that the patent applications that we file will ultimately issue, or that our issued patents will afford protection against competitors with similar technology. In addition, our competitors may design around our issued patents, which may adversely affect our business, prospects, financial condition, and operating results.

In addition to patented technology, we rely on our unpatented proprietary technology, trade secrets, processes, and know-how.

We rely on trade secrets, designs, know-how, and other confidential information to protect our intellectual property that may not be patentable or subject to copyright, trademark, trade dress, or service mark protection, or that we believe is best protected by means that do not require public disclosure. We generally seek to protect this information by entering into confidentiality agreements, or consulting services or employment agreements that contain non-disclosure and non-use provisions with our employees, consultants, contractors, commercial partners, vendors, and other third parties. However, we may fail to enter into the necessary agreements, and even if entered into, these agreements may be breached or may otherwise fail to provide adequate protection or to prevent disclosure, third-party infringement, or misappropriation of our trade secrets, may be limited as to their term, and may not provide an adequate remedy in the event of unauthorized disclosure or use of proprietary information. We have limited control over the protection of trade secrets used by our current or future manufacturing partners and suppliers and could lose future trade secret protection if any unauthorized disclosure of such information occurs. In addition, our proprietary information may otherwise become known or be independently developed by our competitors or other third parties. To the extent that our employees, consultants, contractors, advisors, and other third parties use intellectual property owned by others in their work for us or designated in the agreements between such parties and us to be jointly owned, disputes may arise as to the rights in related or resulting know-how and inventions. Costly and time-consuming litigation could be necessary to enforce and determine the scope of our proprietary rights, and failure to obtain or maintain protection for our proprietary information could adversely affect our competitive business position. Furthermore, laws regarding trade secret rights in certain markets where we operate may afford little or no protection to our trade secrets.

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

Retail and other individual investors, who we believe make up a significant segment of our overall stockholder base, may have played a significant role in the market dynamics that have resulted in substantial volatility in the trading volume and market price of our stock, similar to what has been experienced by, for example, the common stock of GameStop Corp., AMC Entertainment Holdings, Inc., and certain other so-called “meme” stocks. At such times, the rapid and substantial increases or decreases in the trading volume or market price of our stock may be unrelated to our operating performance, macroeconomic trends, or industry fundamentals, and substantial increases in the trading volume or value of our stock at such times may obscure the significant risks and uncertainties that we face. This volatility has been attributed, in part, to strong and atypical retail investor interest, which may be expressed on financial trading and other social media sites and online forums.

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

Retail and individual investor sentiment (including as may be expressed on financial trading and other social media sites and online forums) may also influence the amount and status of short interest in our common stock. This could increase the likelihood of our common stock being the target of a “short squeeze,” particularly because a proportion of our common stock has been in the past and may in the future be traded by short sellers. A short squeeze and/or focused investor trading in anticipation of a short squeeze could lead to volatile price movements in shares of our common stock that may be unrelated or disproportionate to our operating performance or prospects. Or, if investors no longer believe a short squeeze is viable, the market price of our common stock may rapidly decline. Accordingly, investors who purchase shares of our common stock during what may be considered a short squeeze may lose a significant portion of their investment.

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

We incur significant legal, accounting, and other expenses that we did not incur as a private company, and these expenses will likely increase in 2026 now that we are no longer an emerging growth company, as defined in Section 2(a) of the Securities Act. As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, and the Dodd-Frank Act, as well as rules adopted, and to be adopted, by the SEC and Nasdaq. Our management and other personnel will need to devote a substantial amount of time to these compliance initiatives. Moreover, we expect these rules and regulations to substantially increase our legal and financial compliance costs and to make some activities more time-consuming and costly. These increased costs will increase our net loss. We cannot predict or estimate the amount or timing of additional costs we may incur to respond to these requirements. The impact of these requirements could also make it more difficult for us to attract and retain qualified persons to serve on our Board, our board committees, or as executive officers.

Additionally, there continues to be public interest and increased legislative pressure related to environmental, social, and governance, or ESG, activities of public companies. At the same time, ESG and diversity, equity, and inclusion initiatives have become the subject of increased scrutiny, legislative and regulatory action, and litigation, including from federal and state governmental authorities and stockholders that oppose such initiatives, and the expectations of our stockholders, customers, employees, and other stakeholders regarding these matters may conflict. We risk negative stockholder reaction, including from proxy advisory services, as well as damage to our brand and reputation, if we do not act responsibly in a number of key areas, including diversity and inclusion, environmental stewardship, support for local communities, corporate governance and transparency, and considering ESG and human capital factors in our operations.

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

The provision of our Charter that authorizes our Board to issue preferred stock from time to time based on terms approved by our Board may delay, defer, or prevent a tender offer or takeover attempt that stockholders might consider in their best interest.

The provision of our Charter that authorizes our Board to issue preferred stock from time to time based on terms approved by our Board may delay, defer, or prevent a tender offer or takeover attempt that stockholders might consider to be in their best interest.

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

Our Charter requires, unless we consent in writing to the selection of an alternative forum, that derivative actions brought in our name, actions against our directors, officers, and employees for breach of fiduciary duty, and other similar actions may be brought only in the Court of Chancery of the State of Delaware except any action (A) as to which the Court of Chancery of the State of Delaware determines that there is an indispensable party not subject to the jurisdiction of the Court of Chancery (and the indispensable party does not consent to the personal jurisdiction of the Court of Chancery within ten days following such determination), (B) which is vested in the exclusive jurisdiction of a court or forum other than the Court of Chancery, or (C) for which the Court of Chancery does not have subject matter jurisdiction. In regard to any action arising under the Exchange Act, our Charter provides that the federal district courts of the United States of America will be the sole and exclusive forum. In regard to any action arising under the Securities Act or the rules and regulations promulgated thereunder, our Charter provides that, unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States of America will, to the fullest extent permitted by law, be the sole and exclusive forum.

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

We have financed a significant portion of our operations through sales of our common stock, including through our at-the-market equity offering program, and we expect to continue to do so for the foreseeable future. Through the date of termination of the Prior ATM Agreement with A.G.P. on September 15, 2026, we sold 24,070,541 shares for aggregate gross proceeds of approximately $70.4 million.  Approximately $50.0 million of capacity is available under the 2026 ATM Agreement with A.G.P.  Our weighted average shares outstanding increased from 31,262,997 for the three months ended September 30, 2025 to 46,538,088 for the three months ended September 30, 2026, representing dilution to stockholders who held shares prior to those sales. We may continue to sell shares under an at-the-market program or in other offerings at prices and in amounts we determine at the time of sale, which may be at prices below the then-current market price or below the price you paid for your shares. We may not be required to give advance notice of, or obtain stockholder approval for, such sales, and investors may have no opportunity to limit or avoid the dilutive impact of such sales.

Because sales under an at-the-market program are made into the trading market at prevailing prices, the price at which we sell may be substantially below the price paid by existing stockholders, and sales may occur at times when our stock price is depressed. Sales of substantial amounts of our common stock, or the perception that such sales could occur, could cause the market price of our common stock to decline significantly and could impair our ability to raise capital on acceptable terms. In addition, shares issuable upon vesting of outstanding equity awards, including the additional 6,750,000 shares reserved for issuance under our equity incentive plan as approved by our stockholders at our 2026 annual meeting, and upon exercise of outstanding warrants, may further dilute existing stockholders. We may also issue additional shares in connection with future acquisitions, strategic transactions, or other corporate purposes, which would result in additional dilution. We cannot predict the effect, if any, that future sales or issuances of shares of our common stock, or the availability of shares for future sale or issuance, will have on the market price of our common stock.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(a) None

(b) None

(c) Rule 10b5-1 Trading Plans. For the three months ended  September 30, 2026, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement" as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

Exhibit Number	Description	Form	File Number	Exhibit/Appendix Reference	Filing Date	Filed Herewith
3.1	Second Amended and Restated Certificate of Incorporation of AEye, Inc.	8-K	001-39699	3.1	08/23/2021
3.2	Certificate of Amendment of the Second Amended and Restated Certificate of Incorporation of AEye, Inc.	10-Q	001-39699	3.2	05/11/2023
3.3	Second Certificate of Amendment of the Second Amended and Restated Certificate of Incorporation of AEye, Inc.	8-K	001-39699	3.1	12/29/2023
3.4	Amended and Restated Bylaws of AEye, Inc.	8-K	001-39699	3.1	03/07/2025
10.1+	AEye, Inc. 2025 Employment Inducement Incentive Award Plan	S-8	333-292659	10.3	01/09/2026
10.2+	Forms of Notice of Grant of Restricted Stock Units and Restricted Stock Units Agreement under the AEye, Inc. 2025 Employment Inducement Incentive Award Plan	S-8	333-292659	10.4	01/09/2026
10.3+	Notice of Grant of Performance Stock Units (Cash-Settlement Option)	8-K	001-39699	10.1	02/11/2026
10.4+	Notice of Grant of Restricted Stock Units (Cash-Settlement Option)	8-K	001-39699	10.2	02/11/2026
10.5+	Performance Stock Units Agreement (Cash-Settlement Option)	8-K	001-39699	10.3	02/11/2026
10.6+	Restricted Stock Units Agreement (Cash-Settlement Option)	8-K	001-39699	10.4	02/11/2026
10.7+	Amended and Restated AEye, Inc. 2021 Equity Incentive Plan	AEye, Inc. Definitive Proxy Statement on Schedule 14A	001-39699	Annex A	03/30/2026
10.8	At Market Issuance Sales Agreement by and between AEye, Inc. and A.G.P./Alliance Global Partners, dated September 15, 2026	8-K	001-39699	1.1	09/15/2026
31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	Inline XBRL Instance Document	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	X

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

Dated:  November 6, 2026

AEye, Inc.

By: /s/ Matthew Fisch

Matthew Fisch

Chief Executive Officer and Chairman of the Board

(Principal Executive Officer)

By: /s/ Conor Tierney

Conor Tierney

Chief Financial Officer and Treasurer

(Principal Financial Officer)